Form 10-Q
period 1994-12-31
FPA CORP /DE/
filed 1995-02-15
CIK 38570

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1994

                                       OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM __________ TO _________.

                           Commission File No. l-6830

                                FPA CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                          59-0874323
     (State or other jurisdiction of      (I.R.S. Employer I.D. No.)
      incorporation or organization)

                              2507 Philmont Avenue
                     Huntingdon Valley, Pennsylvania 19006
                    (Address of principal executive offices)
                           Telephone: (215) 947-8900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Number of shares outstanding as of February 10, 1995: 11,695,618

                         PART I. FINANCIAL INFORMATION

Item l. FINANCIAL STATEMENTS

                        FPA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                            December 31,   June 30,
                Assets                          1994         1994
                                             --------      --------
                                             (Unaudited)
Cash                                         $  2,715      $  2,506
Receivables
   Trade accounts                               4,453         6,026
   Mortgage and other notes                     1,811         2,062
Real estate held for development and sale
   Residential properties completed
     or under construction
     Under contract for sale                   21,286        22,645
     Unsold                                    14,730        12,371
   Land held for development or sale
     and improvements                          44,289        46,681
Property and equipment, at cost, less
  accumulated depreciation                        608           521
Deferred charges and other assets               4,010         4,942
                                             --------      --------
                                             $ 93,902      $ 97,754
                                             ========      ========
              Liabilities and Shareholders' Equity
Liabilities
Accounts payable                             $ 18,193      $ 18,188
Accrued expenses                                7,838         6,851
Amounts due to related parties                    853         3,419
Customer deposits                               3,346         4,911
Mortgage and other note obligations
   primarily secured by:
  Mortgage notes receivable                     1,553         1,900
  Residential properties                       24,078        19,835
  Land held for development or sale
    and improvements                           10,736        15,071
Senior notes                                      364           664
Subordinated debentures                         2,179         2,363
Other notes payable                             9,054        10,509
Deferred income taxes                           2,583         2,538
Minority interests                                649           560
                                             --------      --------
    Total liabilities                          81,426        86,809
                                             ========      ========

Shareholders' equity
Preferred stock, $1 par, 500,000 shares
  authorized, 50,000 shares of Series C
  issued and outstanding at June 30, 1994
  (liquidation preference of $120 per share)                     50
Capital in excess of par value - preferred stock                238
Common stock, $.10 par, 20,000,000 shares
  authorized, 12,698,131 shares issued at
  December 31, 1994, 6,698,131 shares issued
  at June 30, 1994                              1,270           670
Capital in excess of par value - common stock  17,726        18,038
Retained earnings (deficit)                    (5,774)       (7,305)
Treasury stock, at cost (1,002,513 shares at
  December 31, 1994 and June 30, 1994)           (746)         (746)
                                             --------      --------
  Total shareholders' equity                   12,476        10,945
                                             --------      --------
Commitments and contingencies
                                             --------      --------
                                             $ 93,902      $ 97,754
                                             ========      ========
        See notes to consolidated financial statements.

                        FPA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                    (in thousands except per share amounts)
                                  (Unaudited)

                                Three Months Ended    Six Months Ended
                                   December 31,         December 31,
                                ------------------    ----------------
                                  1994      1993       1994      1993
                                ------------------    ----------------
Earned revenues
    Residential properties      $ 29,943  $ 19,844   $ 55,109  $ 30,528
    Land sales                     3,336                3,712
    Other income                     402       389        641       680
                                  ------   -------    -------   -------
                                  33,681    20,233     59,462    31,208
                                  ------   -------    -------   -------
Costs and expenses
    Residential properties        25,721    16,924     47,308    26,252
    Land sales                     2,789                3,087
    Other                            118        87        214       177
    Selling, general
       and administrative          3,271     2,767      6,214     4,171
    Interest:
       Incurred                    1,503     1,108      2,884     1,935
       Less capitalized           (1,213)     (854)    (2,360)   (1,571)
    Depreciation and
       amortization                   22        22         45        24
    Minority interests in
       income of consolidated
       subsidiaries                  120        60         89        36
                                  ------   -------    -------   -------
                                  32,331    20,114     57,481    31,024
                                  ------   -------    -------   -------
Income from operations
    before income taxes            1,350       119      1,981       184
Income tax expense                   325        88        450        96
                                  ------   -------    -------   -------
Income from operations before
    extraordinary items and
    cumulative effect of change
    in accounting principle        1,025        31      1,531        88
Extraordinary gain on early
   extinguishment of mortgage
   obligation, less applicable
   income tax expense (Note A)                 502                3,185
Extraordinary gain on early
   extinguishment of subordinated
   note payable, less applicable
   income tax expense (Note A)                  73                  616
Extraordinary gain on early
   extinguishment of senior notes
   and subordinated debentures,
   less applicable income tax
   expense (Note A)                          3,718                3,718
Cumulative effect of change in
   accounting principle (Note H)                                  3,970
                                  ------   -------    -------   -------
Net income                         1,025     4,324      1,531    11,577
Retained earnings (deficit),
 at beginning of period           (6,799)  (11,212)    (7,305)  (18,465)
                                  ------   -------    -------   -------
Retained earnings (deficit),
 at end of period               $ (5,774) $ (6,888)  $ (5,774) $ (6,888)
                                  ======   =======    =======   =======
        Continued...

                        FPA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                    (in thousands except per share amounts)
                                  (Unaudited)

                                Three Months Ended    Six Months Ended
                                   December 31,         December 31,
                                -------------------   -----------------
                                  1994      1993       1994      1993
                                -------------------   -----------------

Primary earnings
 per share:
   Income before
     extraordinary items and
     cumulative effect of
     change in accounting
     principle                 $     .09  $     .01  $     .13 $    .01
   Extraordinary gains                          .40                 .87
   Cumulative effect of
     change in accounting
     principle                                                      .46
                                -------   ---------   --------  -------
Total                          $     .09  $     .41  $     .13 $   1.34
                                =======   =========   ========  =======
Fully diluted earnings
 per share:
   Income before
     extraordinary items and
     cumulative effect of
     change in accounting
     principle                 $    .09  $      .01  $     .13 $    .01
   Extraordinary gains                          .40                 .82
   Cumulative effect of
     change in accounting
     principle                                                      .43
                                -------   ---------   --------  -------
Total                          $    .09  $      .41  $     .13 $   1.26
                                =======   =========   ========  =======

                 See notes to consolidated financial statements

                        FPA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)
                                                      Six Months Ended
                                                        December 31,
                                                     ------------------
                                                       1994      1993
                                                     ------------------
Cash flows from operating activities:
  Net income                                        $  1,531   $ 11,577
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
    Extraordinary gain on early extinguishment
      of mortgage obligation, less applicable
      income tax expense (Note A)                                (3,185)
    Extraordinary gain on early extinguishment
      of subordinated note payable, less applicable
      income tax expense (Note A)                                  (616)
    Extraordinary gain on extinguishment of
      senior notes and subordinated debentures,
      less applicable income tax expense (Note A)                (3,718)
    Cumulative effect of change in accounting
      principle (Note H)                                         (3,970)
    Depreciation and amortization                         45         24
  (Increase) decrease in assets
    Receivables                                        1,824      1,067
    Real estate held for development and sale          1,392     (1,293)
    Deferred charges and other assets                    800        250
  Increase (decrease) in liabilities
    Accounts payable and accrued expenses                992        119
    Other liabilities                                 (3,997)       577
                                                     --------   -------
      Net cash provided by
      operating activities                             2,587        832
                                                     --------   -------

Cash flows from financing activities:
  Proceeds from mortgages and loans payable           42,180     26,638
  Repayments of mortgages and loans payable          (44,558)   (30,682)
  Repayments of amounts due to shareholder                         (790)
  Cash acquired in business acquisition (Note B)                    265
  Proceeds from sale of Series A and
    Series B Notes payable                                        4,000
                                                     --------   -------
      Net cash used in
      financing activities                            (2,378)      (569)
                                                     --------   -------
  Net increase in cash                                   209        263
  Cash at beginning of year                            2,506        956
                                                     --------   -------
  Cash at end of quarter                             $ 2,715    $ 1,219
                                                     ========   =======

  Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized        $   -      $    44
                                                     ========   =======
    Income taxes paid                                $    14    $   679
                                                     ========   =======

                 See notes to consolidated financial statements

                        FPA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)     1993 Recapitalization Transactions Overview

        As part of its continuing efforts to restructure its operations, eliminate high interest indebtedness, obtain new capital for operations and improve its market share in its primary operating areas, the Company consummated several transactions with various of its principal stockholders, creditors and investors during fiscal 1994 (herein collectively called the "1993 Recapitalization Transactions"). The 1993 Recapitalization Transactions include: (i) acquisition of Orleans Construction Corporation ("OCC"); (ii) issuance of new notes by the Company and sale of Common Stock by Jeffrey P. Orleans ("Mr. Orleans");(iii) a corporate debt restructuring; (iv) capital transactions with the Flora Group (defined herein below); and (v) a mortgage debt restructuring.

        Acquisition of Orleans Construction Corporation

        On October 22, 1993, the Company completed a transaction among the Company, OCC, a Pennsylvania corporation, and Mr. Orleans, Chairman of the Board and Chief Executive Officer of the Company and formerly the owner of all of the outstanding stock of OCC. Mr. Orleans exchanged his OCC stock for 50,000 shares of a newly-created Series C Preferred Stock par value $1.00 per share, of the Company which was converted into 6,000,000 shares of Common Stock, in September, 1994. As a result, OCC has become a wholly-owned subsidiary of the Company. The assets acquired consist of real estate primarily in Mount Laurel Township, New Jersey,(some of which are currently under development as multi-family or single-family units) and the right to acquire real estate in East Brunswick Township, New Jersey. This acquisition by the Company was recorded at the OCC historical cost basis at the date of the transfer, since it was conducted with an entity deemed to be under common control.

        Summarized below are the combined results of operations, on an unaudited, proforma basis, as if the acquisition of OCC had occurred as of July 1, 1993. The proforma financial information does not purport to be indicative of either the results of operations that would have occurred had the acquisition occurred at the beginning of such period or of future results of operations of the combined companies.

                                                 For the six months ended
                                                        December 31,
                                                 ------------------------
                                                    1994             1993
                                                 ------------------------
                                                  Actual          Proforma
                                          -------------------------------------
                                         (in thousands except per share amounts)
                                                        (unaudited)

   Earned revenues                                $59,462         $40,364
                                                   ======          ======

   Income (loss)from operations
      before extraordinary
      items and cumulative
      effect of change in
      accounting principle                        $ 1,531         $  (239)
                                                   ======          ======

   Net income                                     $ 1,531         $11,250
                                                   ======          ======

     Primary earnings (loss) per share:
   Income (loss) before
      extraordinary items
      and cumulative
      effect of change in
      accounting principle                        $   .13         $  (.02)
                                                   ======          ======

   Net income                                     $   .13         $   .91
                                                   ======          ======

     Fully diluted earnings (loss) per share:
   Income (loss) before
      extraordinary items
      and cumulative effect
      of change in
      accounting principle                        $   .13         $  (.02)
                                                   ======          ======

   Net income                                     $   .13         $   .87
                                                   ======          ======

        Issuance of Series A Notes by the Company and Sale of
        Common Stock by Jeffrey P. Orleans.

        During the second quarter of fiscal 1994, the Company issued an aggregate principal amount of $3,000,000 of newly-created Series A Notes to investors in a private placement (the "Series A Investors"), including Mr. Orleans, other executive officers, directors, and key personnel of the Company for cash consideration. The Series A Notes bear interest at 2% over the prime rate with a maturity date of September 15, 1998 and require that principal repayments be made as proceeds are received by the Company from the sale of residential homes at one of its communities.

        Contemporaneously with the sale by the Company of the Series A Notes, Mr. Orleans sold 1,674,000 shares of Common Stock of the Company owned by him to the other Series A Investors. The shares sold by Mr. Orleans were previously issued shares. In addition, Mr. Orleans was issued $1,000,000 in new Series B Notes for cash consideration. The Notes have similar terms to the Series A Notes and are secured by a second mortgage on one of the Company's residential communities.

        Corporate Debt Restructuring.

        During the second quarter of fiscal 1994, the Company issued $1,800,000 of Series B Notes to Jeffrey P. Orleans in exchange for $6,331,000 aggregate principal and accrued interest of 12 5/8% Senior Notes due August 15, 1996, and $1,371,000 aggregate principal and accrued interest of 1991 Subordinated Debentures due September 1, 2000 owned by Mr. Orleans. The $1,800,000 represents the acquisition cost to Mr. Orleans for the 1996 Senior Notes and 1991 Subordinated Debentures, together with the carrying costs. Mr. Orleans acquired these securities from the former institutional holders thereof during fiscal 1993. These securities were first offered to the Company which did not, at the time, have sufficient funds or other available financial resources to acquire the securities. This transaction resulted in a second quarter fiscal 1994 extraordinary gain of $3,718,000, net of applicable income taxes of $1,989,000.

        Transactions with Flora Group.

        On August 27, 1993, the Company consummated a Note and Stock Acquisition Agreement among the Company, Executive Life Insurance Company in Rehabilitation ("ELIC"), First Stratford Life Insurance Company ("Stratford") and Flora Real Estate Management Company ("Flora") (related or formerly related entities which were principal stockholders of the Company, collectively, the "Flora Group"). As described more fully below, the transactions consisted of: (i) the exchange of cash and certain real estate assets of the Company for the retirement of Subordinated Floating Rate Notes; (ii) the retirement of the Series A mandatorily redeemable Preferred Stock in exchange for new debt securities; and (iii) the repurchase of 1,002,513 shares of Common Stock in exchange for the issuance of new debt securities.

        The Company exchanged 46 lots in the Fairway Lakes at Palm Aire Country Club community in Manatee County, Florida with a carrying value of approximately $1,500,000 and a cash payment of $250,000 for the retirement of the Company's Subordinated Floating Rate Notes due April 1, 1997 with an aggregate unpaid principal balance of $2,559,000 plus accrued interest. The Subordinated Floating Rate Note was originally issued to Flora in connection with certain transactions which occurred in April, 1990. At closing, the Company paid to the Flora Group an additional $100,000 in consideration of efforts made and costs and expenses incurred by the Flora Group in negotiating, documenting and closing the transactions. This transaction resulted in an extraordinary gain of approximately $616,000, which is net of tax expense of $377,000.

        The Company issued a Note to Flora in the original principal amount of $1,100,000 due August 31, 2023, which bears interest at 5.5% per annum until December 31, 1995 and at 10% thereafter, in exchange for 50,000 shares of Series A Preferred Stock (representing all of the outstanding Series A Preferred Stock of the Company) held by Flora. The Series A Preferred Stock (which required mandatory redemption at $40 per share on September 1, 2001 and was convertible into 1,818,000 shares of Common Stock) had been issued to Flora in connection with certain 1991 restructuring transactions.

        The Company issued a Note due August 31, 2023 in the original principal amount of $307,099, also bearing interest at 5.5% until December 31, 1995 and at 10% thereafter, in exchange for 307,870 shares of Common Stock held by Flora. The Company also issued Notes due August 31, 2023 in the amounts of $303,491 and $389,410 to ELIC and Stratford in exchange for their 304,254 and 390,389 shares of Common Stock, respectively. These Notes also bear interest at 5.5% until December 31, 1995 and at 10% thereafter. The aggregate 1,002,513 shares of Common Stock reacquired in these transactions have been retained by the Company as treasury stock.

        Mortgage Debt Restructuring.

        On September 14, 1993, the Company consummated an agreement with the Federal Deposit Insurance Corporation ("FDIC") (which had succeeded to the mortgage debt ownership as a result of financial difficulties of the original lender) under which the Company was able to fully satisfy mortgage obligations aggregating approximately $10,700,000 in exchange for a payment of approximately $5,700,000. The funds required to consummate this transaction were obtained primarily from the proceeds of approximately $5,000,000 from new loans secured by real estate assets of the Company. In addition, a portion of the proceeds of a $1,300,000 loan from Mr. Orleans was used to consummate this transaction. This loan was repaid from the proceeds of the Series A and Series B notes. An extraordinary gain on early extinguishment of debt of $3,185,000 for the six month period ended December 31, 1993, net of income tax expense of $1,821,000 has been reflected in the accompanying financial statements.

(B)     Supplemental disclosure of noncash financing activities:

        As discussed in Note A, during the first quarter of fiscal 1995, Mr. Orleans converted his 50,000 shares of Series C Preferred Stock into 6,000,000 shares of Common Stock.

        The Flora transactions described in Note A include certain noncash items which have not been reflected in the condensed consolidated statement of cash flows for the period. These items include approximately $1,500,000 of real estate assets given in exchange for the retirement of the Company's Subordinated Note payable with a principal balance of $2,559,000 plus accrued interest. Further, $2,100,000 of new notes payable were issued in exchange for 50,000 shares of Series A Preferred Stock and the reacquisition of 1,002,513 shares of the Company's Common Stock.

        On October 22, 1993, the Company acquired Orleans Construction Corporation as more fully described in Note A. The assets acquired, liabilities assumed and other noncash effects of this transaction which have not been reflected in the Consolidated Statements of Cash Flows were as follows:

                                 (in thousands)
                                 --------------

        Receivables                 $ 1,814
        Real estate held for
          development or sale        29,843
        Deferred charges and
          other assets                3,207
                                     ------
             Total assets            34,864
                                     ------
        Accounts payable and
          accrued expenses           13,937
        Customer deposits             1,660
        Mortgage loans payable       19,244
        Equity                          288
                                     ------
             Total liabilities and
               equity                35,129
                                     ------
        Cash acquired               $   265
                                     ======

        As discussed in Note A, in September, 1993 the Company consummated an agreement with the Federal Deposit Insurance Corporation under which the Company was able to fully satisfy mortgage obligations at less than the carrying value of the debt.

        As previously discussed, the Company issued $1,800,000 of new Series B notes on October 22, 1993 as consideration in the corporate debt restructuring.

        During the first six months of fiscal 1994, the Company issued payment-in-kind obligations to a majority of its Subordinated Debenture holders in lieu of scheduled cash interest payments aggregating approximately $160,000.

(C) Primary earnings per common share is computed by dividing net income by the weighted average number of shares outstanding, net of treasury shares, during the three and six month periods ended December 31, 1994 and 1993 (11,955,046 and 10,611,502 for the three month periods ended December 31, 1994 and 1993, respectively, and 11,955,046 and 8,644,903 for the six month periods ended December 31, 1994 and 1993, respectively).

        Fully diluted earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding, net of treasury shares, and all potentially dilutive securities (11,955,046 and 10,611,502 for the three month periods ended December 31, 1994 and 1993, respectively, and 11,955,046 and 9,217,268 for the six month periods ended December 31, 1994 and 1993, respectively).

        The fiscal 1995 shares for both primary and fully diluted earnings per share assume the conversion of the Series C Preferred Stock and that the options (as described in Note F) are outstanding as of July 1, 1994. The fiscal 1994 shares for both primary and fully diluted earnings per share assume the conversion of the Series C Preferred Stock effective October 22, 1993 and that the options (as described in Note F) are outstanding as of July 1, 1993.

(D) Mortgage and other notes receivables are shown net of allowances for doubtful accounts of $45,000 and $55,000 at December 31, 1994 and June 30, 1994, respectively.

(E) The above statements are unaudited but include all adjustments which the Company considers necessary for a fair presentation of the financial statements. The results of operations include FPA Corporation and Orleans Construction Corporation for the three and six month periods ended December 31, 1994. The results of operations include FPA Corporation for the three and six month periods ended December 31, 1993, and Orleans Construction Corporation from the date of acquisition (October 22, 1993) through December 31, 1993. All adjustments made for the periods presented were of a normal recurring nature. The results of operations for the three and six month periods ended December 31, 1994 and 1993 are not necessarily indicative of the fiscal year.

(F) On December 7, 1992, the Board of Directors adopted (i) the 1992 Incentive Stock Option Plan relating to options for up to 560,000 shares (increased in August, 1994 to 660,000 shares) of Common Stock of the Company and (ii) the Non-Employee Directors Stock Option Plan relating to a maximum of 100,000 shares. As of December 31, 1994, the Stock Option Committee had granted options aggregating 540,000 shares to certain employees of the Company under the 1992 Incentive Stock Option Plan and options aggregating 75,000 to three non-employee Directors (after expiration of an option for 25,000 shares originally granted to a Director who subsequently resigned). The option price per share was established at the fair market value at the dates of the grant which was $.69 to $2.81 per share.

(G) In October, 1992, a wholly owned subsidiary of the Company, Versailles at Europa, Inc. was established to act as the General Partner in a newly formed Versailles Associates, L.P. This partnership was formed to purchase and develop a tract of land in Cherry Hill, New Jersey. The terms of the partnership agreement provide that the General Partner will be allocated 55% of the net profits or losses of this partnership and have exclusive management and control over the development of the property.

        Orleans Construction Corporation had entered into a joint venture agreement with Bridlewood Associates, L.P., a limited partnership formed to develop an 85 acre parcel of land in Mount Laurel, New Jersey. Upon the OCC acquisition, the Company succeeded OCC as the managing general partner. The Company and the limited partner share equally in the profits or losses of the entity.

        The financial statements of both of the above partnerships are included in the consolidated financial statements of the Company. The limited partners' share of the income and capital from these entities has been presented as minority interests in the accompanying consolidated financial statements.

(H) In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in tax law or rates. The Company has adopted the principles of SFAS 109, as required, effective July 1, 1993 on a prospective basis. The cumulative effect of adoption of SFAS 109 was approximately $3,970,000, as adjusted. This gain is primarily the result of the effects of previously unrecognized net operating losses and other carryforward tax benefits in excess of net deferred taxable items and net of a valuation reserve of approximately $1,000,000. The valuation reserve reflects the excess of the carryforwards over existing net deferred taxable items and expected taxable gains on certain of the 1993 Recapitalization Transactions.

(I) During 1993, the Company entered into an option agreement with Orleans Builders and Developers, a New Jersey Limited Partnership (the "Partnership"), the partners of which are Mr. Orleans and a trust of which Mr. Orleans and Selma Orleans (the mother of Mr. Orleans) are the sole trustees and beneficiaries. This argreement allows for the acquisition of certain land holdings of the Partnership for $2,800,000. Under the terms of the current option agreement, upon the exercise of an option, the Company is obligated to pay 50% of the purchase price in cash, with the balance to be paid pursuant to a mortgage note payable within five years of the exercise date. Interest on the notes are payable monthly at prime plus 1%. The Company agreed to pay all real estate taxes and insurance costs for the option properties still owned by the Partnership. During the second quarter of fiscal 1995, the Company acquired a portion of the land under the aforementioned agreement and simultaneously sold it to an unaffiliated third party.

Item 2.  FPA Corporation and Subsidiaries
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Liquidity and Capital Resources

        The Company requires capital to purchase and develop land, to construct units, fund related carrying costs and overhead and to fund various advertising and marketing costs to facilitate sales. The Company's sources of capital include funds derived from operations and various borrowings, most of which are secured. At December 31, 1994, the Company had $48,650,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the units and amenities. The 1993 Recapitalization Transactions, which are more fully described in the Notes to Consolidated Financial Statements under Item 1, will continue to have a significant impact on the Company's capital resources and future operations.

        The Company believes that the closing of the 1993 Recapitalization Transactions, funds generated from operations and additional borrowings from commercial lenders will provide the Company with sufficient capital to meet its operating needs through calendar 1995.

Joint Ventures

        The Company is a general partner in two separate joint ventures with private investors which are developing communities in Cherry Hill and Mount Laurel, New Jersey. These activities will provide additional operating funds to the Company without the need for traditional land acquisition funding.

Economic Conditions

        The sluggish growth of the general economy in the Northeastern United States, contradictory economic data and uncertainties regarding employment within the Company's customer base have lessened the demand for new housing. The homebuilding industry has begun to feel the effects of the increased interest rates, resulting in decreased customer traffic at sales offices and reduced sales. In response to these conditions, the Company has continued to offer various incentives at certain communities to increase sales velocity. These actions have reduced gross profits and cash proceeds from residential property sales from recent historical levels. Any significant further downturn in economic factors affecting the real estate industry may require additional incentives or reductions in net sales prices.

        The following table sets forth certain detail as to residential sales activity for the periods indicated, in the case of revenues earned and new orders, and at the end of the periods indicated, in the case of backlog. The first two columns present actual activity for the six months ended December 31, 1994 and 1993. The third column presents proforma activity as if the OCC acquisition had occurred at the beginning of the six month period ended December 31, 1993.


                                    Actual           Proforma
                               ---------------     ------------
                                 Six Months Ended December 31,
                               --------------------------------
                                1994         1993        1993
                               --------------------------------
                                    (Dollars in thousands)
FPA CORPORATION
Revenues earned               $34,535      $21,245     $21,245
  Units                           185          112         112
  Average price per unit      $   187      $   190     $   190

New orders                    $22,159      $29,508     $29,508
  Units                           136          138         138
  Average price per unit      $   163      $   214     $   214

Backlog                       $28,970      $38,571     $38,571
  Units                           148          190         190
  Average price per unit      $   196      $   203     $   203

ORLEANS CONSTRUCTION CORP.
Revenues earned               $20,574      $ 9,283     $18,383
  Units                           141           65         132
  Average price per unit      $   146      $   143     $   139

New orders                    $13,459      $ 6,066     $15,896
  Units                            99           41         109
  Average price per unit      $   136      $   148     $   146

Backlog                       $21,500      $25,526     $25,526
  Units                           148          168         168
  Average price per unit      $   145      $   152     $   152

GRAND TOTAL
(including FPA Corporation and OCC)
Revenues earned               $55,109      $30,528     $39,628
  Units                           326          177         244
  Average price per unit      $   169      $   172     $   162

New orders                    $35,618      $35,574     $45,404
  Units                           235          179         247
  Average price per unit      $   152      $   199     $   184

Backlog                       $50,470      $64,097     $64,097
  Units                           296          358         358
  Average price per unit      $   171      $   179     $   179

        New orders for the six months ended December 31, 1994 were 235 units totaling $35,618,000 compared with 179 units totaling $35,574,000 for the six months ended December 31, 1993. At December 31, 1994, the Company had a backlog of 296 units with a sales value of $50,470,000 compared to 358 units totaling $64,097,000 at December 31, 1993. The Company anticipates delivering all of its backlog units during calendar 1995.

         The increase in new orders for the six months ended December 31, 1994 as compared to 1993 is 56 units, while the aggregate dollar value of the increase amounted to $44,000. The timing of the OCC acquisition, which occurred on October 22, 1993, accounts for substantially all of the unit increase. Fiscal 1995 data includes new orders for OCC for the full six month period, while fiscal 1994 data includes new orders for OCC only from the acquisition date. The significant reduction in the average price per unit of the fiscal 1995 new orders is a result of a change in the mix of the units sold. New orders for the current year as compared to the prior year include a significantly higher proportion of condominium and townhome units as compared to single-family units. This increase in multi-family units sold is primarily due to the introduction of townhome and condominium communities at the Company's Warwick Township, Pennsylvania development. Moreover, there was a decline in the number of single-family units being offered, as the Company had substantially completed selling units at certain of its single-family developments prior to December 31, 1994. However, the Company commenced marketing three new single-family communities at the end of calendar 1994. The decline in both the number of units and dollar value of the Company's backlog at December 31, 1994 as compared to December 31, 1993 is due to a decline in unit sales as discussed under Economic Conditions as well as the transitional status at certain single-family communities discussed above.

Inflation

        Inflation can have a significant impact on the Company's liquidity. Rising costs of land, materials, labor, interest and administrative costs have generally been recoverable in prior years through increased selling prices. The Company has been able to increase prices to cover portions of the much publicized recent increases for lumber and other building products. However, due to the current sluggish growth in the general economy in the Northeastern United States, there is no assurance the Company will be able to continue to increase prices to cover the effects of inflation in the future.

Operating Revenues

        Revenues for the second quarter of fiscal 1995 increased $13,448,000 compared to the second quarter of fiscal 1994. Revenues from the sale of residential units increased to 173 units totaling $29,943,000 during the quarter ended December 31, 1994 from 119 units totaling $19,844,000 during the quarter ended December 31, 1993. This increase in residential property revenues of 54 units totaling $10,099,000 is due to the introduction of sales at the Company's Warwick Township, PA condominium community and increases in deliveries at a majority of the Company's other communities. The remaining increase in revenues is primarily due to the second quarter fiscal 1995 land sale of $3,336,000. This land sale is a result of the exercise by the Company of its option to purchase a section of land located in East Brunswick, New Jersey under the option agreement with Orleans Builders and Developers (as discussed in Note I of the accompanying Notes to Consolidated Financial Statements under Item 1). The Company subsequently sold this land to an unaffiliated third party.

        Revenues for the six months ended December 31, 1994 increased $28,254,000 as compared to the six months ended December 31, 1993. Revenues and units delivered from the sale of residential properties increased by $24,581,000 and 149 units. The timing of the October 22, 1993 OCC acquisition, coupled with increased deliveries at a majority of the Company's communities, and the introduction of the Warwick Township, PA community account for this substantial increase. Land sale revenues for the six months ended December 31, 1994 increased $3,712,000 as compared to the six months ended December 31, 1993. As previously discussed, $3,336,000 of this increase is due to the East Brunswick land sale.

Costs and Expenses

        Costs and expenses for the second quarter of fiscal 1995 increased $12,217,000 as compared to the same period in the prior year. Costs of land sales increased $2,789,000 due to the aforementioned East Brunswick land sale in November, 1994. The remaining increase is due primarily to an increase in costs of residential properties sold, and selling, general and administrative expenses of $8,797,000 and $504,000, respectively. These increases are consistent with the increase in earned revenues from residential properties previously discussed.

        Cost and expenses for the first six months of fiscal 1995 increased $26,457,000 as compared to the first six months of fiscal 1994. Approximately $9,500,000 of this increase is due to the timing of the OCC acquisition. Costs and expenses include OCC for the full six month period ended December 31, 1994. However, costs and expenses for the six months ended December 31, 1993 include OCC only from the date of the acquisition, October 22, 1993. The previously discussed East Brunswick land sale accounted for the majority of the increase in costs and expenses from land sales of $3,087,000. The remaining increase in costs and expenses is due primarily to increases in costs of residential property sales and selling, general and administrative and other expenses of approximately $13,300,000 and $600,000, respectively. These increases are consistent with the increase in earned revenues from residential properties discussed under Operating Revenues.

Extraordinary Items

        As more fully discussed in Note A of the accompanying Notes to Consolidated Financial Statements under Item 1, the Company had three extraordinary items during the first two quarters of fiscal 1994, each of which resulted from the early extinguishment of debt. These transactions are; (i) the retirement of a mortgage note obligation secured by real estate which resulted in an extraordinary gain of $3,185,000 net of related income tax expense of $1,821,000, (ii) the Flora transaction, which resulted in the extraordinary gain on early extinguishment of a subordinated note payable of $616,000 net of income tax expense of approximately $377,000 and (iii) the extraordinary gain on the early extinguishment of a majority of the outstanding Senior Notes and Subordinated Debentures which resulted in an extraordinary gain of $3,718,000 net of related income taxes of $1,989,000. The combined effect of these transactions resulted in net extraordinary gains of $7,519,000 net of related income taxes for the six months ended December 31, 1993.

Cumulative Effect of Change in Accounting Principle

        In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in tax law or rates. The Company adopted the principles of SFAS 109, as required, effective July 1, 1993 on a prospective basis. The cumulative effect of adoption of SFAS 109 was approximately $3,970,000, as adjusted. This gain is primarily the result of the effects of previously unrecognized net operating losses and other carryforward tax benefits in excess of net deferred taxable items and net of a valuation reserve of approximately $1,000,000. The valuation reserve reflects the excess of the carryforwards over existing net deferred taxable items and expected taxable gains on certain of the 1993 Recapitalization Transactions.

Income from Operations

        Income from operations for the second quarter of fiscal 1995 was $1,025,000 ($.09 per primary and fully diluted share) compared to income from operations of $31,000 ($.01 per primary and fully diluted share) for the prior year quarter. This increase is due primarily to the increase in the units delivered and the land sales.

        Income from operations for the six months ended December 31, 1994 was $1,531,000 ($.13 per primary and fully diluted share) compared to income from operations of $88,000 ($.01 per primary and fully diluted share) for the six months ended December 31, 1993. This increase is due to an increase in profits from the sale of residential units of approximately $963,000 and the land sales of approximately $480,000.

Net Income

        Net income for the second quarter of fiscal 1995 was $1,025,000 ($.09 per primary and fully diluted share) as compared to $4,324,000 ($.41 per primary and fully diluted share) for the prior year quarter. This decrease is the result of the previously discussed fiscal 1994 extraordinary gains of $4,293,000 ($.40 per primary and fully diluted share), offset by the increase in income from operations of $994,000.

        Net income for the first six months of fiscal 1995 was $1,531,000 ($.13 per primary and fully diluted share) as compared to $11,577,000 ($1.34 per primary share, $1.26 per fully diluted share) for the first six months of fiscal 1994. This decrease is due to the extraordinary gains for the six months ended December 31, 1993 totaling $7,519,000 ($.87 per primary share, $.82 per fully diluted share), and the cumulative effect of the change in accounting principle of $3,970,000 ($.46 per primary share, $.43 per fully diluted share), as previously discussed, offset by the increase in income from operations of $1,443,000.

Environmental Regulation

        All testing required by Phase 1A of the phased remedial investigation
(RI) to be performed at Colts Neck Estates, a single family residential development built by the Company in Washington Township, Gloucester County, New Jersey ("Colts Neck") have been completed. The results of such testing has been submitted to the New Jersey Department of Environmental Protection ("NJDEP") for its review and comment. At NJDEP's request, James C. Anderson Associates, Inc. ("JCA"), Washington Township's consultant, submitted a proposal to NJDEP to delineate three alleged pig manure areas on other portions of Colts Neck. The cost of the delineation is estimated at approximately $34,000; no agreement has been reached with NJDEP over the Company's obligation, if any, to fund this work. The Company continues to fund the cost of the phased RI testing, which is not expected to exceed materially the original estimate of $136,000. Approximately 145 homeowners at Colts Neck have commenced three lawsuits against the Company, which were separately filed in state and Federal courts between April and November, 1993, and have now been consolidated in the United States District Court for the District of New Jersey. The plaintiffs in the consolidated action allege that the Company and other defendants built and sold them homes which had been constructed on and adjacent to land which had been used as a municipal waste landfill and a pig farm. The complaints assert claims under the federal Comprehensive Environmental Response, Compensation and Liability Act, the federal Solid Waste Disposal Act, the New Jersey Sanitary Landfill Facility Closure and Contingency Act, the New Jersey Spill Compensation and Control Act, as well as under theories of private nuisance, public nuisance, common law fraud, latent defects, negligent misrepresentation, consumer fraud, negligence, strict liability, vendor liability, and breach of warranty, among others.

        In September, 1993 the Company brought a state court action against more than 30 of its insurance companies seeking indemnification and reimbursement of costs of defense in connection with the three Colts Neck actions referred to above. That action has since been stayed and the Company's claims against its insurers have also been brought as third-party claims in the consolidated Colts Neck litigation in Federal court along with third-party claims against the former owners and operators of the Colts Neck property as well as claims against the generator of the waste allegedly disposed on the property. The parties in the Colts Neck litigation have agreed to mediation, which is currently being actively conducted by a court-appointed mediator.

        Although the Company has admitted no liability in these matters and is vigorously defending the claims brought by the homeowners and vigorously prosecuting its claims against the insurance companies and former owners, operators and generators, the Company has accrued estimated costs of environmental testing as well as all other reasonably estimable future investigatory, engineering, legal and litigation costs and expenses. Since the Company has not received NJDEP's comments on the testing results of Phase 1A of the RI, it is unable to predict whether any further testing or remediation will be required and, if so, the cost and allocation thereof.

        Neither the existence nor the extent of the Company's liability or any potential recovery from co-defendants or insurance companies or other third parties can be determined at this time. However, the Company believes that the resolution of this contingency will not have a material effect on its results of operations or its financial position, although there can be no assurances as to the ultimate outcome of the litigation. The Company believes that nothing has occurred in the mediation process which requires an adjustment to the amount of its recorded reserves for this environmental contingency. The Company is not aware of any other environmental liabilities associated with any of its other properties.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

        The Registrant incorporates herein by reference the information contained in Part 1 Item 2 "Management's Discussion and Analysis - Environmental Regulation".

Item 4.  Submission of Matters to a Vote of Security Holders.

        On December 12, 1994, the Company held its Annual Meeting of Stockholders pursuant to a notice dated November 2, 1994. Definitive proxy materials were filed with the Securities and Exchange Commission prior to the meeting. A total of 10,918,866 shares were voted at the meeting constituting 93.4% of the 11,695,618 shares entitled to vote.

        At the Annual Meeting, the stockholders approved the appointment of Price Waterhouse as independent accountants to examine the books, accounts and records of the Company for fiscal 1995. A total of 10,913,232 shares were voted in favor of this proposal; 522 shares were voted against; and 5,112 shares abstained from the vote.

        The five nominees (Sylvan M. Cohen, Benjamin D. Goldman, Lewis Katz, Jeffrey P. Orleans and John W. Rollins Sr.) who were nominated for re-election and were previously elected by the stockholders were all elected. The three nominees not previously elected by the stockholders (Robert N. Goodman, Andrew
N. Heine and David Kaplan) were also elected. Each of the Directors received not less than 10,912,529 votes constituting 93.3% of the shares entitled to vote at the meeting.

                        FPA CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FPA CORPORATION

                                  (Registrant)



      February 10, 1995                 BENJAMIN D. GOLDMAN
    ---------------------               -----------------------
           (Date)                       Benjamin D. Goldman,
                                        President and
                                        Chief Operating Officer

      February 10, 1995                 JOSEPH A. SANTANGELO
    ---------------------               -----------------------
           (Date)                       Joseph A. Santangelo,
                                        Chief Financial Officer,
                                        Treasurer and Secretary