Form 10-Q
period 1995-03-31
FPA CORP /DE/
filed 1995-05-15
CIK 38570

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1995

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X         No
                                        ----          ----

Number of shares outstanding as of May 12, 1995:  11,695,618

                         PART I. FINANCIAL INFORMATION

Item l. FINANCIAL STATEMENTS

                        FPA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                              March 31,    June 30,
                Assets                          1995         1994
                ------                       -----------  ---------
                                             (Unaudited)
Cash                                         $  2,230      $  2,506
Receivables
   Trade accounts                               3,621         6,026
   Mortgage and other notes                     1,770         2,062
Real estate held for development and sale
   Residential properties completed
     or under construction
     Under contract for sale                   18,351        22,645
     Unsold                                    17,652        12,371
   Land held for development or sale
     and improvements                          51,311        46,681
Property and equipment, at cost, less
  accumulated depreciation                        586           521
Deferred charges and other assets               5,311         4,942
                                             --------      --------
                                             $100,832      $ 97,754
                                             ========      ========

   Liabilities and Shareholders' Equity
   ------------------------------------
Liabilities
Accounts payable                             $ 19,420      $ 18,188
Accrued expenses                                8,896         6,851
Amounts due to related parties                  4,717         3,419
Customer deposits                               2,590         4,911
Mortgage and other note obligations
   primarily secured by:
  Mortgage notes receivable                     1,506         1,900
  Residential properties                       24,336        19,835
  Land held for development or sale
    and improvements                           11,496        15,071
Senior notes                                      332           664
Subordinated debentures                         2,134         2,363
Other notes payable                             9,643        10,509
Deferred income taxes                           2,583         2,538
Minority interests                                753           560
                                             --------      --------
    Total liabilities                          88,406        86,809
                                             --------      --------

Shareholders' equity
Preferred stock, $1 par, 500,000 shares
  authorized, 50,000 shares of Series C
  issued and outstanding at June 30, 1994
  (liquidation preference of $120 per share)                     50
Capital in excess of par value - preferred stock                238
Common stock, $.10 par, 20,000,000 shares
  authorized, 12,698,131 shares issued at
  March 31, 1995, 6,698,131 shares issued
  at June 30, 1994                              1,270           670
Capital in excess of par value - common stock  17,726        18,038
Retained earnings (deficit)                    (5,824)       (7,305)
Treasury stock, at cost (1,002,513 shares at
  March 31, 1995 and June 30, 1994)              (746)         (746)
                                             --------      --------
  Total shareholders' equity                   12,426        10,945
                                             --------      --------
Commitments and contingencies
                                             --------      --------
                                             $100,832      $ 97,754
                                             ========      ========

                See notes to consolidated financial statements.

                        FPA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                    (in thousands except per share amounts)
                                  (Unaudited)

                                        Three Months Ended   Nine Months Ended
                                            March 31,           March 31,
                                        ------------------   -----------------
                                          1995      1994       1995      1994
                                        -------    -------   -------   -------
Earned revenues
    Residential properties              $ 23,360  $ 16,305   $ 78,469  $ 46,833
    Land sales                               378       710      4,090       710
    Other income                             380       521      1,021     1,201
                                        --------  --------   --------  --------
                                          24,118    17,536     83,580    48,744
                                        --------  --------   --------  --------
Costs and expenses
    Residential properties                19,978    14,141     67,286    40,393
    Land sales                               293       570      3,380       570
    Other                                    115        97        329       274
    Selling, general
       and administrative                  3,388     2,743      9,602     6,914
    Interest:
       Incurred                            1,509     1,172      4,393     3,107
       Less capitalized                   (1,232)     (866)    (3,592)   (2,437)
    Depreciation and
          amortization                        27        28         72        52
    Minority interests in income
       of consolidated
       subsidiaries                          103        39        192        75
                                        --------  --------   --------  --------
                                          24,181    17,924     81,662    48,948
                                        --------  --------   --------  --------
Income (loss) from operations
    before income taxes                      (63)     (388)     1,918      (204)
Income tax expense (benefit)                 (13)                 437        96
                                        --------  --------   --------  --------
Income (loss) from operations
    before extraordinary items
    and cumulative effect of
    change in accounting
    principle                                (50)     (388)     1,481      (300)
Extraordinary gains, less
    applicable income tax
    expense (Note A)                                                      7,519
Cumulative effect of change in
    accounting principle (Note H)                                         3,970
                                         --------  --------   --------  --------
Net income (loss)                            (50)     (388)     1,481    11,189
Retained earnings (deficit),
    at beginning of period                (5,774)   (6,888)    (7,305)  (18,465)
                                         --------  --------   --------  --------
Retained earnings (deficit),
    at end of period                    $ (5,824) $ (7,276)  $ (5,824) $ (7,276)
                                        ========  ========   ========  ========

                                  Continued...

                        FPA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                    (in thousands except per share amounts)
                                  (Unaudited)

                                        Three Months Ended   Nine Months Ended
                                            March 31,            March 31,
                                        ------------------   -----------------
                                          1995      1994       1995      1994
                                        --------  --------   --------  --------
Primary earnings (loss)
 per share (Note C):
   Income (loss) before
     extraordinary items and
     cumulative effect of
     change in accounting
     principle                            $ (.01)   $ (.03)   $  .12   $  (.03)
   Extraordinary gains                                                     .77
   Cumulative effect of change
     in accounting principle                                               .40
                                         --------  --------   ------    ------
Net income (loss)                         $ (.01)   $ (.03)   $  .12   $  1.14
                                         ========  ========   ======    ======

Fully diluted earnings (loss)
 per share (Note C):
  Income (loss) before
    extraordinary items and
    cumulative effect of
    change in accounting
    principle                             $ (.01)   $ (.03)   $  .12   $  (.03)
  Extraordinary gains                                                      .74
  Cumulative effect of change
    in accounting principle                                                .39
                                         --------  --------   ------    ------
Net income (loss)                         $ (.01)   $ (.03)   $  .12   $  1.10
                                         ========  ========   ======   =======


                 See notes to consolidated financial statements

                        FPA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                  (Unaudited)
                                                         Nine Months Ended
                                                             March 31,
                                                         -----------------
                                                          1995      1994
                                                         ------    -------
Cash flows from operating activities:
  Net income                                           $  1,481   $ 11,189
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Extraordinary gains, less applicable
      income tax expense (Note A)                                   (7,519)
    Cumulative effect of change in accounting
      principle (Note H)                                            (3,970)
    Depreciation and amortization                            72         52
  (Increase) decrease in assets
    Receivables                                           2,697        884
    Real estate held for development and sale            (5,617)      (493)
    Deferred charges and other assets                      (506)       (89)
  Increase (decrease) in liabilities
    Accounts payable and accrued expenses                 3,277     (2,056)
    Other liabilities                                      (785)     1,099
                                                        -------    -------
      Net cash provided by (used in)
      operating activities                                  619       (903)
                                                        -------    -------
Cash flows from financing activities:
  Proceeds from mortgages and loans payable              62,986     46,035
  Repayments of mortgages and loans payable             (63,881)   (48,227)
  Repayments of amounts due to shareholder                            (869)
  Cash acquired in business acquisition (Note B)                       265
  Proceeds from sale of Series A and
    Series B Notes payable                                           4,000
                                                        -------    -------
      Net cash provided by (used in)
      financing activities                                 (895)     1,204
                                                        -------    -------
  Net increase (decrease) in cash                          (276)       301
  Cash at beginning of year                               2,506        956
                                                        -------    -------
  Cash at end of quarter                                $ 2,230    $ 1,257
                                                        =======    =======

  Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized           $    74    $   107
                                                        =======    =======
    Income taxes paid                                   $   297    $ 1,105
                                                        =======    =======

                 See notes to consolidated financial statements

                        FPA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)           1993 Recapitalization Transactions
                   Overview

              As part of its continuing efforts to restructure its operations, eliminate high interest indebtedness, obtain new capital for operations and improve its market share in its primary operating areas, the Company consummated several transactions with various of its principal stockholders, creditors and investors during fiscal 1994 (herein collectively called the "1993 Recapitalization Transactions"). The 1993 Recapitalization Transactions included: (i) acquisition of Orleans Construction Corporation ("OCC"); (ii) issuance of new notes by the Company and sale of Common Stock by Jeffrey P. Orleans ("Mr. Orleans");(iii) a corporate debt restructuring; (iv) capital transactions with the Flora Group; and (v) a mortgage debt restructuring.

                   Acquisition of Orleans Construction Corporation


              On October 22, 1993, the Company completed a transaction among the Company, OCC, a Pennsylvania corporation, and Mr. Orleans, Chairman of the Board and Chief Executive Officer of the Company and formerly the owner of all of the outstanding stock of OCC. Mr. Orleans exchanged his OCC stock for newly-created Series C Preferred Stock, which was subsequently converted into 6,000,000 shares of Common Stock in September, 1994. The assets acquired by the Company consist of real estate located primarily in Mount Laurel Township, New Jersey. This acquisition was recorded at the OCC historical cost basis at the date of the transfer, since it was conducted with an entity deemed to be under common control.

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

                                                  For the Nine Months Ended
                                                          March 31,
                                                  -------------------------
                                                    1995             1994
                                                  --------        ---------
                                                   Actual          Proforma
                                                  -------------------------
                                         (in thousands except per share amounts)
                                                    (unaudited)

Earned revenues                                   $ 83,580         $ 57,902
                                                  ========         ========

Income (loss)from operations
   before extraordinary
   items and cumulative
   effect of change in
   accounting principle                           $  1,481         $   (624)
                                                  ========         ========

Net income                                        $  1,481         $ 10,865
                                                  ========         ========

Primary earnings
        per share                                 $    .12         $    .88
                                                  ========         ========

Fully diluted earnings
        per share                                 $    .12         $    .86
                                                  ========         ========


                           Issuance of Series A Notes by the Company and Sale of Common Stock by Jeffrey P. Orleans.


              During the second quarter of fiscal 1994, the Company issued an aggregate principal amount of $3,000,000 of newly-created Series A Notes to investors in a private placement (the "Series A Investors"), including Mr. Orleans, other executive officers, directors, and key personnel of the Company for cash consideration. The Series A Notes bear interest at 2% over the prime rate with a maturity date of September 15, 1998.

              Contemporaneously with the sale by the Company of the Series
              A Notes, Mr. Orleans sold 1,674,000 shares of Common Stock of the Company owned by him to the other Series A Investors. The shares sold by Mr. Orleans were previously issued shares. In addition, Mr. Orleans was issued $1,000,000 in new Series B Notes for cash consideration. The Notes have similar terms to the Series A Notes.

                      Corporate Debt Restructuring.

              During the second quarter of fiscal 1994, the Company issued $1,800,000 of Series B Notes to Jeffrey P. Orleans in exchange for approximately $7,700,000 aggregate principal and accrued interest of Senior Notes and Subordinated Debentures owned by Mr. Orleans. The $1,800,000 represents the acquisition cost to Mr. Orleans for the Senior Notes and Subordinated Debentures, together with the carrying costs. Mr. Orleans acquired these securities from the former institutional holders thereof during fiscal 1993. These securities were first offered to the Company which did not, at the time, have sufficient funds or other available financial resources to acquire the securities. This transaction resulted in a second quarter fiscal 1994 extraordinary gain of $3,718,000, net of applicable income taxes of $1,989,000.

                      Transactions with Flora Group.

                      On August 27, 1993, the Company consummated a Note and
              Stock Acquisition Agreement with the Flora Group, a group of entities which were formerly principal stockholders and creditors of the Company. The transaction included the exchange of cash and certain real estate assets owned by the Company for the retirement of certain subordinated notes.
              This exchange resulted in an extraordinary gain during fiscal 1994 of approximately $616,000, which is net of income tax expense of $377,000. Additionally, the Company issued new debt securities to the Flora Group in exchange for the retirement of mandatorily redeemable Preferred Stock and the repurchase of 1,002,513 shares of Common Stock. This stock is being retained by the Company as treasury stock.

                           Mortgage Debt Restructuring.

              On September 14, 1993, the Company consummated an agreement with the Federal Deposit Insurance Corporation ("FDIC") (which had succeeded to the mortgage debt ownership as a result of financial difficulties of the original lender) under which the Company was able to fully satisfy mortgage obligations aggregating approximately $10,700,000 in exchange for a payment of approximately $5,700,000. This transaction resulted in a fiscal 1994 extraordinary gain on early extinguishment of debt of $3,185,000 net of income tax expense of $1,821,000.

                           Extraordinary Items.

              The aforementioned transactions resulted in extraordinary gains, net of applicable income taxes, during the nine months ended March 31, 1994 as follows:

                      Early extinguishment of senior
                           notes and subordinated debentures       $3,718,000
                      Early extinguishment of subordinated
                           note payable                               616,000
                      Early extinguishment of mortgage
                           obligations                              3,185,000
                                                                  -----------
                                                                   $7,519,000
                                                                  ===========

          (B) Supplemental disclosure of noncash financing activities:

              As discussed in Note A, during the first quarter of fiscal 1995, the 50,000 shares of Series C Preferred Stock owned by Mr. Orleans were converted into 6,000,000 shares of Common Stock.

              The Flora transactions described in Note A include certain noncash items which have not been reflected in the Condensed Consolidated Statements of Cash Flows for the period. These items include approximately $1,500,000 of real estate assets given in exchange for the retirement of a subordinated note payable with a principal balance of $2,559,000 plus accrued interest. Further, $2,100,000 of new notes payable were issued in exchange for 50,000 shares of Series A Preferred Stock and the reacquisition of 1,002,513 shares of the Company's Common Stock.

              On October 22, 1993, the Company acquired Orleans Construction Corporation as described in Note A. The assets acquired, liabilities assumed and other noncash effects of this transaction which have not been reflected in the Condensed Consolidated Statements of Cash Flows were as follows:

                                               (in thousands)
                                               --------------
                      Receivables                 $ 1,814
                      Real estate held for
                        development or sale        29,843
                      Deferred charges and
                        other assets                3,207
                                                  -------
                           Total assets            34,864
                                                  -------
                      Accounts payable and
                        accrued expenses           13,937
                      Customer deposits             1,660
                      Mortgage loans payable       19,244
                      Equity                          288
                                                   -------
                          Total liabilities and
                             equity                35,129
                                                  -------
                      Cash acquired               $   265
                                                  =======


              As discussed in Note A, in September, 1993 the Company consummated an agreement with the FDIC under which the Company was able to fully satisfy mortgage obligations at less than the carrying value of the debt.

              As previously discussed, the Company issued $1,800,000 of new Series B notes on October 22, 1993 as consideration in the corporate debt restructuring.

              During the first nine months of fiscal 1994, the Company issued payment-in-kind obligations to a majority of its Subordinated Debenture holders in lieu of scheduled cash interest payments aggregating approximately $160,000.

        (C) Primary earnings per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding, net of treasury shares, during the three and nine month periods ended March 31, 1995 and 1994 (11,926,730 and 12,077,982 for the three month periods ended March 31, 1995 and 1994, respectively, and 11,924,986 and 9,793,842 for the nine month periods ended March 31, 1995 and 1994, respectively).

              Fully diluted earnings per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding, net of treasury shares, and all potentially dilutive securities (11,926,730 and 12,081,027 for the three month periods ended March 31, 1995 and 1994, respectively, and 11,924,986 and 10,181,720 for the nine month periods ended March 31, 1995 and 1994, respectively).

              The fiscal 1995 shares for both primary and fully diluted earnings per share assume the conversion of the Series C Preferred Stock and that the options (as described in Note F) are outstanding as of July 1, 1994 or the date at issuance, if later. The fiscal 1994 shares for both primary and fully diluted earnings per share assume the conversion of the Series C Preferred Stock effective October 22, 1993 and that the options (as described in Note F) are outstanding as of July 1, 1993 or the date of issuance, if later.

        (D) Mortgage and other notes receivables are shown net of allowances for doubtful accounts of $42,000 and $55,000 at March 31, 1995 and June 30, 1994, respectively.

        (E) The above statements are unaudited but include all adjustments which the Company considers necessary for a fair presentation of the financial statements. The results of operations for fiscal 1994 include FPA Corporation for the three and nine month periods ended March 31, 1994, and Orleans Construction Corporation from the date of acquisition (October 22, 1993) through March 31, 1994. All adjustments made for the periods presented were of a normal recurring nature. The results of operations for the three and nine month periods ended March 31, 1995 and 1994 are not necessarily indicative of the full year.

        (F) In December, 1992, the Board of Directors adopted (i) the 1992 Incentive Stock Option Plan relating to options for up to 560,000 shares (increased in August, 1994 to 660,000 shares) of Common Stock of the Company and (ii) the Non-Employee Directors Stock Option Plan relating to a maximum of 100,000 shares. Prior to fiscal 1995, the Stock Option Committee had granted options aggregating 540,000 shares to certain employees of the Company under the 1992 Incentive Stock Option Plan and options aggregating 75,000 to three non-employee Directors (after expiration of an option for 25,000 shares originally granted to a Director who subsequently resigned).

              In February, 1995, the Board of Directors adopted the 1995 Stock Option Plan for Non-Employee Directors which allows for options for up to 100,000 shares. On February 28, 1995, 75,000 options were granted under this plan to three additional non-employee Directors. The Plan and the options granted thereunder are conditional upon the receipt of stockholder approval within one year of the adoption of the Plan.

              The option price per share under all plans was established at the fair market value at the dates of each grant which was $.69 to $2.81 per share.

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

        (I) During 1993, the Company entered into an option agreement with Orleans Builders and Developers, a New Jersey Limited Partnership (the "Partnership"), the partners of which are Mr. Orleans and a trust of which Mr. Orleans and Selma Orleans (the mother of Mr. Orleans) are the sole trustees and beneficiaries. This agreement allows for the acquisition of certain land holdings of the Partnership for $2,800,000. During the second quarter of fiscal 1995, the Company acquired a portion of the land under the aforementioned agreement and simultaneously sold it to an unaffiliated third party.

Item 2.  FPA Corporation and Subsidiaries
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Liquidity and Capital Resources

          The Company requires capital to purchase and develop land, to construct units, fund related carrying costs and overhead and to fund various advertising and marketing costs to facilitate sales. The Company's sources of capital include funds derived from operations and various borrowings, most of which are secured. At March 31, 1995, the Company had $51,688,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the units and amenities. The 1993 Recapitalization Transactions, which are described in the Notes to Consolidated Financial Statements under Item 1, will continue to have a significant impact on the Company's capital resources and future operations.

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

Economic Conditions

          The sluggish growth of the general economy in the Northeastern United States, contradictory economic data and uncertainties regarding employment within the Company's customer base have lessened the demand for new housing. The homebuilding industry has continued to feel the effects of the increased interest rates, resulting in decreased customer traffic at sales offices and reduced sales. In response to these conditions, the Company has continued to offer various incentives at certain communities to increase sales velocity. These actions have reduced gross profits and cash proceeds from residential property sales from recent historical levels. Any significant further downturn in economic factors affecting the real estate industry may require additional incentives or reductions in net sales prices.

          New orders for the nine months ended March 31, 1995 were 325 units totaling $51,120,000 compared with 327 units totaling $61,482,000 for the nine months ended March 31, 1994. Fiscal 1994 new orders include OCC from the October 22, 1993 acquisition date through March 31, 1994. For comparative purposes, proforma combined company new orders for the nine months ended March 31, 1994 were 395 units totaling $71,312,000. The economic conditions previously discussed account for the reduction in new orders on a proforma comparative basis. At March 31, 1995, the Company had a backlog of 248 units with a sales value of $42,612,000 compared to 413 units totaling $73,701,000 at March 31, 1994. The Company anticipates delivering all of its backlog units during calendar 1995.

          The significant reduction in the average price per unit of the fiscal 1995 new orders is a result of a change in the mix of the units sold. New orders for the current year as compared to those for the prior year include a significantly higher proportion of condominium and townhome units as compared to single-family units. This increase in multi-family units sold is primarily due to the introduction of townhome and condominium communities at the Company's Warwick Township, Pennsylvania development. Moreover, there was a decline in the number of single-family units sold due to both an increase in mortgage interest rates and a decrease in the number of single-family communities being marketed, as the Company had substantially completed selling units at certain of its single-family developments during early fiscal 1995. However, the Company commenced marketing three new single-family communities at the end of calendar 1994. The decline in both the number of units and dollar value of the Company's backlog at March 31, 1995 as compared to March 31, 1994 is due to a decline in unit sales as discussed previously as well as the transitional status of certain single-family communities discussed above. In addition, the significant backlog at March 31, 1994 was due in part to the severe winter weather experienced during January through March 1994 which hampered construction activity and delayed deliveries at all of the Company's communities.

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

Operating Revenues

          Revenues for the third quarter of fiscal 1995 increased $6,582,000 compared to the third quarter of fiscal 1994. This increase in revenues is the result of an increase of $7,055,000 in residential property revenues, offset by a decline in land sales revenue and other income of $332,000 and $141,000, respectively. The increase in residential property revenues from 93 units totaling $16,305,000 for the quarter ended March 31, 1994 to 138 units totaling $23,360,000 for the quarter ended March 31, 1995 is due to the introduction of sales at the Company's Warwick Township, PA condominium community and increases in deliveries at a majority of the Company's other communities. In addition, the severe winter weather experienced during January through March, 1994, which hampered construction activity, resulted in reduced deliveries during the prior year quarter. The decrease in land sales revenue is a result of the timing of lot sales at one of the Company's communities. The decline in other income is primarily attributable to a decrease in income from bank-owned workout projects. Several of these workout projects, from which the Company earns a commission for the construction and marketing of units in communities owned by various banks, were completed during the 1994 calendar year.

          Revenues for the nine months ended March 31, 1995 increased $34,836,000 as compared to the nine months ended March 31, 1994. Revenues and units delivered from the sale of residential properties increased by $31,636,000 and 194 units. Approximately $9,000,000 and 67 units of this increase is due to the timing of the OCC acquisition. Revenues include OCC results for the full nine month period ended March 31, 1995. However, fiscal 1994 revenues include OCC results only from the date of acquisition, October 22, 1993. After accounting for the timing of the OCC acquisition, the remaining increase is a result of increased deliveries at a majority of the Company's communities and the introduction of the Warwick Township, Pennsylvania community. Land sale revenues for the nine months ended March 31, 1995 increased $3,380,000 as compared to the nine months ended March 31, 1994. This increase is due largely to a second quarter fiscal 1995 land sale of $3,336,000. This land sale, to an unaffiliated third party, related to property acquired by the Company upon exercise of its option to purchase a section of land located in East Brunswick, New Jersey under the option agreement with Orleans Builders and Developers (as discussed in Note I of the accompanying Notes to Consolidated Financial Statements under Item 1).

Costs and Expenses

          Costs and expenses for the third quarter of fiscal 1995 increased $6,257,000 as compared to the same period in the prior year. This increase is primarily the result of increases in costs of residential properties sold, and selling, general and administrative expenses of $5,837,000 and $645,000, respectively, offset by a decrease in costs and expenses from land sales of $277,000. The increase in costs and expenses from residential property sales is consistent with the aforementioned increase in earned revenues from residential properties. The increase in selling, general and administrative expenses is due primarily to a $450,000 accrual for additional litigation expenses that may be incurred by the Company as fully discussed under Environmental Regulation. The remaining $195,000 increase is consistent with the increase in earned revenues. The decrease in costs of land sales is due to the decrease in land sales as previously discussed under Operating Revenues.

          Cost and expenses for the first nine months of fiscal 1995 increased $32,714,000 as compared to the first nine months of fiscal 1994. Approximately $9,500,000 of this increase is due to the timing of the OCC acquisition. Costs and expenses include OCC for the full nine month period ended March 31, 1995. However, costs and expenses for the nine months ended March 31, 1994 include OCC only from the date of the acquisition, October 22, 1993. The previously discussed East Brunswick land sale accounted for the majority of the increase in costs and expenses from land sales of $2,810,000. After accounting for the timing of the OCC acquisition, the remaining increase in costs and expenses is due primarily to increases in costs of residential property sales and selling, general and administrative expenses of approximately $19,200,000 and $1,050,000, respectively. These increases are consistent with the increase in earned revenues from residential properties discussed under Operating Revenues coupled with the $450,000 accrual for additional litigation expenses.

Extraordinary Items

          As more fully discussed in Note A of the accompanying Notes to Consolidated Financial Statements under Item 1, the Company had three extraordinary items during the nine months ended March 31, 1994, each of which resulted from the early extinguishment of debt. These transactions are; (i) the retirement of a mortgage note obligation secured by real estate which resulted in an extraordinary gain of $3,185,000 net of related income tax expense of $1,821,000, (ii) the Flora transaction, which resulted in the extraordinary gain on early extinguishment of a subordinated note payable of $616,000 net of income tax expense of approximately $377,000 and (iii) the extraordinary gain on the early extinguishment of a majority of the outstanding Senior Notes and Subordinated Debentures which resulted in an extraordinary gain of $3,718,000 net of related income taxes of $1,989,000. The combined effect of these transactions resulted in net extraordinary gains of $7,519,000 net of related income taxes for the nine months ended March 31, 1994.

Cumulative Effect of Change in Accounting Principle

          In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in tax law or rates. The Company adopted the principles of SFAS 109, as required, effective July 1, 1993 on a prospective basis. The cumulative effect of adoption of SFAS 109 was approximately $3,970,000, as adjusted. This gain was primarily the result of the effects of previously unrecognized net operating losses and other carryforward tax benefits in excess of net deferred taxable items and net of a valuation reserve of approximately $1,000,000. The valuation reserve reflects the excess of the carryforwards over existing net deferred taxable items and expected taxable gains on certain of the 1993 Recapitalization Transactions.

Income (Loss) from Operations

          Loss from operations for the third quarter of fiscal 1995 was $50,000 ($.01 per primary and fully diluted share) compared to a loss from operations of $388,000 ($.03 per primary and fully diluted share) for the prior year quarter. This improvement is due primarily to the increase in the units delivered offset by the related increase in selling, general and administrative expenses, the $450,000 accrual for litigation expenses and the previously noted decreases in land sales and other income.

          Income from operations for the nine months ended March 31, 1995 was $1,481,000 ($.12 per primary and fully diluted share) compared to a loss from operations of $300,000 ($.03 per primary and fully diluted share) for the nine months ended March 31, 1994. After accounting for the timing of the OCC acquisition, this improvement is due to an increase in profits from the sale of residential units of approximately $2,600,000, an increase in gross profit from land sales of approximately $450,000 and was partially offset by an increase in selling, general and administrative expenses of approximately $950,000.

Net Income (Loss)

          Net loss for the third quarter of fiscal 1995 was $50,000 ($.01 per primary and fully diluted share) as compared to a net loss of $388,000 ($.03 per primary and fully diluted share) for the prior year quarter. This increase is consistent with the increase in income from operations as discussed above.

          Net income for the first nine months of fiscal 1995 was $1,481,000 ($.12 per primary and fully diluted share) as compared to $11,189,000 ($1.14 per primary share, $1.10 per fully diluted share) for the first nine months of fiscal 1994. This decrease is due to the extraordinary gains for the nine months ended March 31, 1994 totaling $7,519,000 ($.77 per primary share, $.74 per fully diluted share), and the cumulative effect of the change in accounting principle of $3,970,000 ($.40 per primary share, $.39 per fully diluted share), as previously discussed, offset by the improvement in income from operations for the current year of $1,781,000.

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

          Neither the existence nor the extent of the Company's liability or any potential recovery from co-defendants or insurance companies or other third parties can be determined at this time. However, the Company believes that the resolution of this contingency will not have a material effect on its results of operations or its financial position, although there can be no assurances as to the ultimate outcome of the litigation. Although the mediation process is continuing and could result in a settlement of the claims asserted by the residents at Colts Neck Estates, there is no assurance that the litigation will not continue. Accordingly, the results for the third quarter and first nine months of fiscal 1995 reflect an increase in the reserve of $450,000 in respect of additional litigation expenses that may be incurred by the Company. The additional reserve is solely in respect of litigation expenses and is not intended to reflect the costs associated with a possible settlement. The Company is not aware of any other environmental liabilities associated with any of its other properties.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

          The Registrant incorporates herein by reference the information contained in Part 1 Item 2 "Management's Discussion and Analysis - Environmental Regulation".

Item 6. Exhibits and Reports on Form 8-K.

          a. Exhibit 27 - Financial Data Schedule (included in electronic filing format only).

                        FPA CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FPA CORPORATION

                                  (Registrant)




          May 12, 1995                          BENJAMIN D. GOLDMAN
       -----------------                        ------------------------
           (Date)                               Benjamin D. Goldman,
                                                President and
                                                Chief Operating Officer

          May 12, 1995                          JOSEPH A. SANTANGELO
       -----------------                        ------------------------
            (Date)                              Joseph A. Santangelo,
                                                Chief Financial Officer,
                                                Treasurer and Secretary