Form 10-Q
period 1995-09-30
FPA CORP /DE/
filed 1995-11-14
CIK 38570

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended September 30, 1995

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

                              One Greenwood Square
                           3333 Street Road, Suite 101
                          Bensalem, Pennsylvania l9020
                    (Address of principal executive offices)
                            Telephone: (2l5) 947-8900
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X      No
                                             -----      -----

Number of shares outstanding as of November 13, 1995: 11,695,618
(excluding 1,002,513 shares held in Treasury).

Item 1. FINANCIAL STATEMENT INDEX

                        FPA Corporation and Subsidiaries
                          Index to Financial Statements

                                                                      PAGE
                                                                      ----

Interim Financial Statements for the quarter ended September 30, 1995

   Consolidated Balance Sheets at September 30, 1995
   and June 30, 1995                                                    2

   Consolidated Statements of Operations and Changes
   in Retained Earnings for the three months
   ended September 30, 1995 and 1994                                    3

   Condensed Consolidated Statements of Cash Flows
   for the three months ended September 30, 1995 and 1994               4

   Notes to Consolidated Financial Statements                       5 - 6

                          PART I. FINANCIAL INFORMATION

Item l. FINANCIAL STATEMENTS

                        FPA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        September 30,   June 30,
                                                        -------------   --------
                       Assets                                1995         l995
                                                        -------------   --------
                                                         (Unaudited)

Cash                                                   $   1,262      $   2,324
Receivables
   Trade accounts                                          4,149          3,636
   Mortgage and other notes                                1,634          1,674
Real estate held for development and sale
   Residential properties completed
     or under construction                                37,241         35,757
   Land held for development or sale
     and improvements                                     54,116         52,921
Property and equipment, at cost, less
  accumulated depreciation                                   547            523
Deferred charges and other assets                          5,111          5,439
                                                       ---------      ---------
                                                       $ 104,060      $ 102,274
                                                       =========      =========
                      Liabilities and Shareholders' Equity

Liabilities
Accounts payable                                       $  20,767      $  21,445
Accrued expenses                                           6,731          6,292
Amounts due to related parties                             3,550          3,657
Customer deposits                                          2,745          2,739
Mortgage and other note obligations
   primarily secured by:
  Mortgage notes receivable                                1,370          1,419
  Residential properties                                  29,850         27,998
  Land held for development or sale
    and improvements                                      11,122         11,304
Senior notes                                                 182            371
Subordinated debentures                                    2,119          2,231
Other notes payable                                        9,904          9,455
Deferred income taxes                                      2,583          2,583
Minority interests                                           693            634
                                                       ---------      ---------
    Total liabilities                                     91,616         90,128
                                                       ---------      ---------


Shareholders' equity
Common stock, $.10 par, 20,000,000 shares
  authorized, 12,698,131 shares issued at
  September 30, 1995 and June 30, 1995                     1,270          1,270
Capital in excess of par value - common stock             17,726         17,726
Retained earnings (deficit)                               (5,806)        (6,104)
Treasury stock, at cost (1,002,513 shares)                  (746)          (746)
                                                       ---------      ---------
  Total shareholders' equity                              12,444         12,146
                                                       ---------      ---------
Commitments and contingencies
                                                       ---------      ---------
                                                       $ 104,060      $ 102,274
                                                       =========      =========
See notes to consolidated financial statements.

                        FPA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                     (in thousands except per share amounts)
                                   (Unaudited)

                                                         Three Months Ended
                                                            September 30,
                                                        -----------------------
                                                          1995           1994
                                                        -----------------------
Earned revenues
    Residential properties                              $ 22,439       $ 25,166
    Land sales                                                67            376
    Other income                                             372            239
                                                        --------       --------
                                                          22,878         25,781
                                                        --------       --------
Costs and expenses
    Residential properties                                19,362         21,587
    Land sales                                                49            298
    Other                                                    112             96
    Selling, general and administrative                    2,679          2,943
    Interest:
        Incurred                                           1,577          1,381
        Less capitalized                                  (1,342)        (1,147)
    Depreciation and amortization                             32             23
    Minority interests                                        59            (31)
                                                        --------       --------
                                                          22,528         25,150
                                                        --------       --------
Income from continuing operations
   before income taxes                                       350            631
Income tax expense                                           (52)          (125)
                                                        --------       --------
Net income                                                   298            506
Retained earnings (deficit), at
   beginning of period                                    (6,104)        (7,305)
                                                        --------       --------
Retained earnings (deficit), at
   end of period                                        $ (5,806)      $ (6,799)
                                                        ========       ========

Primary earnings per share                              $    .03       $    .04
                                                        ========       ========


                 See notes to consolidated financial statements

                        FPA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                          ---------------------
                                                              1995       1994
                                                          ---------------------
Cash flows from operating activities:
  Net income                                              $    298     $    506
  Adjustment to reconcile net income
    to net cash used in
    operating activities:
    Depreciation and amortization                               32           23
  (Increase) decrease in assets:
    Receivables                                               (473)         624
    Real estate held for development and sale               (2,679)        (821)
    Deferred charges and other assets                          272          571
  Increase (decrease) in liabilities
    Accounts payable and accrued expenses                     (239)      (1,545)
    Other liabilities                                          (42)        (417)
                                                          --------     --------
      Net cash used in operating
      activities                                            (2,831)      (1,059)
                                                          --------     --------
Cash flows from financing activities:
  Proceeds from mortgages and loans payable                 19,929       22,657
  Repayments of mortgages and loans payable                (18,160)     (22,662)
                                                          --------     --------
      Net cash provided by (used in) financing
      activities                                             1,769           (5)
                                                          --------     --------
  Net decrease in cash                                      (1,062)      (1,064)
  Cash at beginning of year                                  2,324        2,506
                                                          --------     --------
  Cash at end of quarter                                  $  1,262     $  1,442
                                                          ========     ========


  Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized             $    220     $    221
    Income taxes paid                                     $     --     $     14



                 See notes to consolidated financial statements

                        FPA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) Primary earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents. The weighted average number of shares used to compute primary earnings per common share was 11,901,589 shares for the three months ended September 30, 1995 and 12,021,203 shares for the three months ended September 30, 1994.

(B)      Supplemental disclosure of noncash financing activities:

         During the first quarter of fiscal 1995, the 50,000 shares of Series C Preferred Stock owned by Mr. Orleans were converted into 6,000,000 shares of Common Stock. The Series C Preferred Stock was issued in connection with the acquisition by the Company of Orleans Construction Corporation. See Note 2 to 1995 Annual Report.

(C) Mortgage and other notes receivables are shown net of allowances for doubtful accounts of $30,000 at September 30, 1995 and June 30, 1995, respectively.

(D) Residential properties completed or under construction consist of the following:

                                      September 30,        June 30,
                                          1995               1995
                                          ----               ----
         Under contract for sale         $24,579            $23,242
         Unsold                           12,662             12,515
                                         -------            -------
                                         $37,241            $35,757
                                         =======            =======

(E) The above statements are unaudited but include all adjustments which the Company considers necessary for a fair presentation of the financial statements. All adjustments made for the periods presented were of a normal recurring nature. The results of operations for the three month periods ended September 30, 1995 and 1994 are not necessarily indicative of the full year.

(F) In October, 1992, a wholly owned subsidiary of the Company, Versailles at Europa, Inc. was established to act as the General Partner in a newly formed Versailles Associates, L.P. (the "Partnership"). The Partnership was formed to purchase and develop a tract of land in Cherry Hill, New Jersey. The terms of the Partnership Agreement provide that the General Partner be allocated 55% of the net profits and losses of the Partnership and have exclusive management and control over the development of the property. The financial statements of the Partnership are included in the consolidated financial statements of the Company. The minority interests shown on the balance sheet are the capital interests of the limited partners of the Partnership.

         Orleans Construction Corporation (OCC) has entered into a joint venture agreement with Bridlewood Associates, L.P., a limited partnership formed to develop an 85 acre parcel of land in Mount Laurel, New Jersey. OCC is the managing general partner. OCC and the limited partner share equally in the profits or losses of the entity. The financial statements of the Partnership are included in the consolidated financial statements of the Company. The limited partner's share of the income and capital from this entity has been presented as minority interests in the accompanying consolidated financial statements.

Item 2. FPA Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Liability and Capital Resources

             The Company requires capital to purchase and develop land, to construct units, fund related carrying costs and overhead and to fund various advertising and marketing costs to facilitate sales. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At September 30, 1995, the Company had $60,334,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the units and amenities. The Company believes that the funds generated from operations and financing commitments from commercial lenders will provide the Company with sufficient capital to meet its operating needs through fiscal 1996.

Joint Ventures

             The Company is a general partner in two separate joint ventures with private investors which are developing communities in Cherry Hill and Mount Laurel, New Jersey. These activities provide additional operating funds to the Company without the need for land acquisition funding.

Economic Conditions

             The sluggish growth of the general economy in the Northeastern United States, contradictory economic data and lack of consumer confidence have continued during the first quarter of Fiscal 1996. There were 127 new orders during the quarter ended September 30, 1995 which was comparable to the same quarter in the prior year. However, the sales value on new orders increased 7.5% to $21,413,000. The increased sales value was attributable to a shift in the product mix to more single family homes. The Company has continued to offer various incentives at certain communities to increase sales velocity. These actions have reduced gross profits and cash proceeds from residential property sales. Any significant further downturn in economic factors affecting the real estate industry may require additional incentives or reductions in net sales prices.

             The following table sets forth certain detail as to residential sales activity for the three months ended September 30, 1995 and 1994, in the case of revenues earned and new orders, and at the end of the periods indicated, in the case of backlog.

                                                   Three Months Ended
                                                     September 30,
                                             ---------------------------
                                               1995               1994
                                             ---------------------------
                                                (Dollars in thousands)

Revenues earned                              $22,439             $25,166
             Units                               137                 153
             Average price per unit          $   164             $   164

New orders                                   $21,413             $19,909
             Units                               127                 128
             Average price per unit          $   169             $   156

Backlog                                      $44,804             $64,704
             Units                               254                 362
             Average price per unit          $   176             $   179


         At September 30, 1995, the Company had a backlog of 254 units with a sales value of $44,804,000 compared to 362 units totaling $64,704,000 at September 30, 1994. The Company anticipates delivering all of its backlog units during fiscal 1996.

         The decline in both the number of units and dollar value of the Company's backlog for the three months ended September 30, 1995 as compared to the 1994 amounts is due to the factors discussed previously under economic conditions.

Inflation


         Inflation can have a significant impact on the Company's liquidity. Rising costs of land, materials, labor, interest and administrative costs have generally been recoverable in prior years through increased selling prices. The Company has been able to increase prices to cover a portion of these costs. However, due to the current sluggish growth in the general economy in the Northeastern United States, there is no assurance the Company will be able to continue to increase prices to cover the effects of inflation in the future.


Operating Revenues

             During the first quarter of fiscal 1996, the Company delivered 137 units totaling $22,439,000 compared to 153 units totaling $25,166,000 during the first quarter of fiscal 1995. This decrease is due primarily to factors previously discussed under economic conditions. The decrease in land sales revenue is a result of the timing of lot sales at Mayfair, a parcel of land located in Gloucester Township, New Jersey. The remaining lots of this parcel are under an option to be sold through fiscal 1996.

Costs and Expenses

             Costs and expenses for the first quarter of fiscal 1996 decreased $2,622,000. The decrease is primarily attributable to a decrease in costs of residential properties sold and selling, general and administrative expenses of $2,225,000 and $264,000, respectively. These decreases are consistent with the decrease in earned revenues from residential properties previously discussed. Costs of land sales decreased $249,000 due to the aforementioned decrease in land sales for the three months ended September 30, 1995.

Net Income

             Net income for the first quarter of fiscal 1996 was $298,000 ($.03 per primary share) compared to net income of $506,000 ($.04 per primary share) for the prior year quarter. This decrease is due primarily to the decrease in the units delivered and land sales.

Environmental Regulation and Litigation

         Development and sale of real property creates a potential for environmental liability on the part of the developer, owner or any mortgage lender for its own acts or omissions as well as those of current or prior owners of the subject property or adjacent parcels. If hazardous substances are discovered on or emanating from any of the Company's properties, the owner or operator of the property (including the prior owners) may be held strictly liable for all costs and liabilities relating to such hazardous substances. Environmental studies are undertaken in connection with property acquisitions by the Company.

         All testing required by Phase 1A of the phased remedial investigation ("RI") to be performed at Colts Neck Estates, a single family residential development built by the Company in Washington Township, Gloucester County, New Jersey ("Colts Neck"), has been completed. The results of such testing have been submitted to the New Jersey Department of Environmental Protection ("NJDEP") for its review and comment. At NJDEP's request, James C. Anderson Associates, Inc. ("JCA"), Washington Township's consultant, submitted a proposal to NJDEP to delineate three alleged pig manure areas on other portions of Colts Neck. The cost of the delineation is estimated at approximately $34,000; no agreement has been reached with NJDEP over the Company's obligation, if any, to fund this work. The Company continues to fund the cost of the phased RI testing, which is not expected to exceed materially the original estimate of $136,000. Approximately 145 homeowners at Colts Neck have commenced three lawsuits against the Company, which were separately filed in state and Federal courts between

April and November, 1993, and now have been consolidated in the United States District Court for the District of New Jersey. The plaintiffs in the consolidated action allege that the Company and other defendants built and sold them homes which had been constructed on and adjacent to land which has been used as a municipal waste landfill and a pig farm. The complaints assert claims under the federal Comprehensive Environmental Response, Compensation and Liability Act, the Federal Solid Waste Disposal Act, the New Jersey Sanitary Landfill Facility Closure and Contingency Act, the New Jersey Spill Compensation and Control Act, as well as under theories of private nuisance, public nuisance, common law fraud, latent defects, negligent misrepresentation, consumer fraud, negligence, strict liability, vendor liability, and breach of warranty, among others.

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

         Although the Company has vigorously defended the claims brought by the plaintiff homeowners, the Company and other parties in the Colts Neck litigation agreed to mediation which resulted in a settlement agreement. The implementation of the agreement is subject to a number of conditions, including a determination by the court to accord class action status to the litigation. Under the settlement agreement, if implemented, a judgment of $6,000,000 would be entered against the Company, of which $650,000 would be paid in cash promptly. Except as noted, the balance of the judgment would be payable solely out of the proceeds, if any, of recoveries under the litigation against the insurance companies, and the Company would have no liability itself for the balance of the judgment not satisfied from such recoveries. The Company would fund the litigation against the insurance companies, subject to reimbursement of amounts in excess of $100,000 (subject to a limitation on reimbursement of $300,000) from recoveries, if any, from the insurance companies, including pretrial settlements. In the event that the insurance recoveries (whether through settlements or judgments) are less than $500,000, the Company would pay the difference to the homeowners.

         The Company has accrued estimated costs of environmental testing as well as all other reasonably estimable future investigatory, engineering, legal and litigation costs and expenses. Since the Company has not received NJDEP's comments on the testing results of Phase 1A of the RI, it is unable to predict whether any further testing or remediation will be required and, if so, the cost and allocation thereof. The Company reserves the right to opt out of the settlement agreement if there is no satisfactory resolution with NJDEP over its claims. The Company increased its recorded reserves to give effect to its estimate of the net amount payable under the settlement agreement, if implemented, and the unreimbursed costs to the Company of the insurance litigation. The Company believes that neither the implementation of the settlement agreement nor the resolution of this contingency through further litigation will have a material effect on its results of operations or its financial position, although there can be no assurance as to the ultimate outcome of any litigation. Since there are conditions to the implementation of the settlement agreement, there is no assurance that the litigation will not recommence.

         The Company is not aware of any other environmental liabilities associated with any of its other projects.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The registrant incorporates herein by reference the information contained in Part 1 Item 2 "Management's Discussion and Analysis - Environmental Regulation".

Item 6. Exhibits and Reports on Form 8-K

         a. Item 27 - Financial Data Schedule (included in electronic filing format only).

                        FPA CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FPA CORPORATION
                                  (Registrant)



NOVEMBER 13, 1995                             /s/ BENJAMIN D. GOLDMAN
--------------------                          -----------------------
       (Date)                                 Benjamin D. Goldman
                                              President and
                                              Chief Operating Officer



NOVEMBER 13, 1995                             /s/ JOSEPH A. SANTANGELO
--------------------                          ------------------------
       (Date)                                 Joseph A. Santangelo
                                              Treasurer, Secretary and
                                              Chief Financial Officer