Form 10-Q
period 1995-12-31
FPA CORP /DE/
filed 1996-02-14
CIK 38570

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1995

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM            TO          .
           ----------    ---------
                           Commission File No. l-6830

                                 FPA CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                          59-0874323
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

Number of shares outstanding as of February 12, 1996: 11,578,795
(excluding 1,119,336 shares held in Treasury).

Item 1. FINANCIAL STATEMENT INDEX

                        FPA Corporation and Subsidiaries
                          Index to Financial Statements

                                                                     PAGE

Interim Financial Statements for the quarter ended December 31, 1995

   Consolidated Balance Sheets at December 31, 1995
   and June 30, 1995                                                   2

   Consolidated Statements of Operations and Changes
   in Retained Earnings for the three months and six months
   ended December 31, 1995 and 1994                                    3

   Condensed Consolidated Statements of Cash Flows
   for the six months ended December 31, 1995 and 1994                 4

   Notes to Consolidated Financial Statements                        5-6

                          PART I. FINANCIAL INFORMATION

Item l. FINANCIAL STATEMENTS

                        FPA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                            December 31,   June 30,
                  Assets                        1995         l995
                  ------                    ------------   --------
                                            (Unaudited)
Cash                                         $  1,658      $  2,324
Receivables
   Trade accounts                               4,172         3,636
   Mortgage and other notes                     1,621         1,674
Real estate held for development and sale
   Residential properties completed
     or under construction                     39,627        35,757
   Land held for development or sale
     and improvements                          54,976        52,921
Property and equipment, at cost, less
  accumulated depreciation                        521           523
Deferred charges and other assets               4,797         5,439
                                             --------      --------
                                             $107,372      $102,274
                                             ========      ========
     Liabilities and Shareholders' Equity
     ------------------------------------
Liabilities
Accounts payable                             $ 19,001      $ 21,445
Accrued expenses                                5,999         6,292
Amounts due to related parties                  3,491         3,657
Customer deposits                               2,505         2,739
Mortgage and other note obligations
   primarily secured by:
  Mortgage notes receivable                     1,356         1,419
  Residential properties                       29,616        27,998
  Land held for development or sale
    and improvements                           17,734        11,304
Senior notes                                      188           371
Subordinated debentures                         2,186         2,231
Other notes payable                             9,436         9,455
Deferred income taxes                           2,583         2,583
Minority interests                                694           634
                                             --------      --------
    Total liabilities                          94,789        90,128
                                             --------      --------
Shareholders' equity
Common stock, $.10 par, 20,000,000 shares
  authorized, 12,698,131 shares issued at
  December 31, 1995 and June 30, 1995           1,270         1,270
Capital in excess of par value - common stock  17,726        17,726
Retained earnings (deficit)                    (5,612)       (6,104)
Treasury stock, at cost (1,119,336 shares at
  December 31, 1995, 1,002,513 shares at
  June 30, 1995)                                 (801)         (746)
                                             --------      --------
  Total shareholders' equity                   12,583        12,146
                                             --------      --------
Commitments and contingencies
                                             --------      --------
                                             $107,372      $102,274
                                             ========      ========
See notes to consolidated financial statements.

                        FPA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                     (in thousands except per share amounts)
                                   (Unaudited)

                                Three Months Ended    Six Months Ended
                                   December 31,         December 31,
                                ------------------    ----------------
                                  1995      1994       1995      1994
                                ------------------    ----------------
Earned revenues
    Residential properties      $ 17,941  $ 29,943   $ 40,380  $ 55,109
    Land sales                       296     3,336        363     3,712
    Other income                     292       402        664       641
                                --------  --------   --------  --------
                                  18,529    33,681     41,407    59,462
                                --------  --------   --------  --------
Costs and expenses
    Residential properties        14,987    25,721     34,349    47,308
    Land sales                       244     2,789        293     3,087
    Other                            102       118        214       214
    Selling, general
       and administrative          2,821     3,271      5,500     6,214
    Interest:
       Incurred                    1,681     1,503      3,258     2,884
       Less capitalized           (1,363)   (1,213)    (2,705)   (2,360)
    Depreciation and
       amortization                   32        22         64        45
    Minority interest in income
       of consolidated
       subsidiaries                    1       120         60        89
                                --------  --------   --------  --------
                                  18,505    32,331     41,033    57,481
                                --------  --------   --------  --------
Income from operations before
    income taxes                      24     1,350        374     1,981
Income tax expense                             325         52       450
                                --------  --------   --------  --------
Income from operations before
    extraordinary item                24     1,025        322     1,531
Extraordinary gain on early
   extinguishment of note payable,
   less applicable income tax
   expense (Note A)                  170                  170
                                --------  --------   --------  --------
Net income                           194     1,025        492     1,531
Retained earnings (deficit),
 at beginning of period           (5,806)   (6,799)    (6,104)   (7,305)
                                --------  --------   --------  --------
Retained earnings (deficit),
 at end of period               $ (5,612) $ (5,774)  $ (5,612) $ (5,774)
                                ========  ========   ========  ========
Primary earnings
 per share:
   Income before
     extraordinary item         $    .01  $    .09   $    .03  $    .13
   Extraordinary gain                .01                  .01
                                --------  --------   --------  --------
Total                           $    .02  $    .09   $    .04  $    .13
                                ========  ========   ========  ========

                 See notes to consolidated financial statements

                        FPA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (Unaudited)

                                                      Six Months Ended
                                                        December 31,
                                                     -------------------
                                                       1995       1994
                                                     -------------------
Cash flows from operating activities:
  Net income                                         $   492     $ 1,531
  Adjustment to reconcile net income
    to net cash used in
    operating activities:
    Extraordinary gain on early
      extinguishment of debt                            (170)
    Depreciation and amortization                         64          45
  (Increase) decrease in assets:
    Receivables                                         (483)      1,824
    Real estate held for development and sale         (5,925)      1,392
    Deferred charges and other assets                    580         800
  Increase (decrease) in liabilities
    Accounts payable and accrued expenses             (2,767)        992
    Other liabilities                                   (340)     (3,997)
                                                     -------     -------
      Net cash provided by (used in) operating
      activities                                      (8,549)      2,587
                                                     -------     -------
Cash flows from financing activities:
  Proceeds from mortgages and loans payable           51,744      42,180
  Repayments of mortgages and loans payable          (43,806)    (44,558)
  Purchase of treasury stock                             (55)
                                                     -------     -------
      Net cash provided by (used in) financing
      activities                                       7,883      (2,378)
                                                     -------     -------
  Net increase(decrease)in cash                         (666)        209
  Cash at beginning of year                            2,324       2,506
                                                     -------     -------
  Cash at end of quarter                             $ 1,658     $ 2,715
                                                     =======     =======

  Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized        $    -      $    -
    Income taxes paid                                $   165     $    14


                 See notes to consolidated financial statements

                        FPA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) During the second quarter of fiscal 1996, the Company completed a transaction to fully satisfy a note payable with an outstanding balance of approximately $380,000 and reacquired 116,823 shares of Common Stock in exchange for a cash payment of $235,000. These shares have been retained by the Company as treasury stock. This transaction resulted in an extraordinary gain of $170,000, net of income tax expense of $30,000, and has been reflected in the second quarter financial statements.

(B) Primary earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents. The weighted average number of shares used to compute primary earnings per common share were 11,812,575 and 11,955,046 shares for the three months ended December 31, 1995 and 1994, respectively, and 11,798,324 and 11,955,045 shares for the six months ended December 31, 1995 and 1994, respectively.

(C)  Supplemental disclosure of noncash financing activities:

     As discussed in Note A, the Company satisfied a note payable with an outstanding balance of $380,000 and reacquired 116,823 shares of Common Stock in exchange for a cash payment of $235,000. The purchase price was allocated between the note and stock resulting in a gain of $170,000, net of income tax.

     During the first quarter of fiscal 1995, the 50,000 shares of Series C Preferred Stock owned by Mr. Orleans were converted into 6,000,000 shares of Common Stock. The Series C Preferred Stock was issued in connection with the acquisition by the Company of Orleans Construction Corporation. See
     Note 2 to 1995 Annual Report.

(D) Mortgage and other notes receivables are shown net of allowances for doubtful accounts of $30,000 at December 31, 1995 and June 30, 1995, respectively.

(E) Residential properties completed or under construction consist of the following:

                                    December 31,     June 30,
                                        1995          1995
                                    ------------     --------
      Under contract for sale         $24,965       $23,242
      Unsold                           14,662        12,515
                                      -------       -------
                                      $39,627       $35,757
                                      =======       =======

(F) The above statements are unaudited but include all adjustments which the Company considers necessary for a fair presentation of the financial statements. All adjustments made for the periods presented were of a normal recurring nature. The results of operations for the three month and six month periods ended December 31, 1995 and 1994 are not necessarily indicative of the full year.

(G) The Company, through a wholly-owned subsidiary, is the General Partner in Versailles Associates, L.P., a limited partnership to purchase and develop a 102 multi-family unit community in Cherry Hill, New Jersey. The terms of the Partnership Agreement provide that the General Partner be allocated 55% of the net profits and losses of the Partnership and have exclusive management and control over the development of the property. The financial statements of the Partnership are included in the consolidated financial statements of the Company. The minority interests shown on the balance sheet are the capital interests of the limited partners of the Partnership.

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

Item 2. FPA Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

             The Company requires capital to purchase and develop land, to construct units, fund related carrying costs and overhead and to fund various advertising and marketing costs to facilitate sales. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At December 31, 1995, the Company had $53,311,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the units and amenities. The Company believes that the funds generated from operations and financing commitments from commercial lenders will provide the Company with sufficient capital to meet its operating needs through calendar 1996.

Joint Ventures
--------------
             The Company is a general partner in two separate joint ventures with private investors which are developing communities in Cherry Hill and Mount Laurel, New Jersey. These activities provide additional operating funds to the Company without the need for land acquisition funding.

Economic Conditions
-------------------
             The sluggish growth of the general economy in the Northeastern United States and lack of consumer confidence caused primarily by uncertainty of future employment have continued into the second quarter of Fiscal 1996. As a result of these factors, the demand for new housing has remained constant in the Company's marketing areas, despite rather favorable mortgage interest rates. The Company has continued to offer various incentives at certain communities to increase sales velocity. These actions have reduced gross profits and cash proceeds from residential property sales. Any significant further downturn in economic factors affecting the real estate industry may require additional incentives or reductions in net sales prices.

             The following table sets forth certain detail as to residential sales activity for the six months ended December 31, 1995 and 1994, in the case of revenues earned and new orders, and at the end of the periods indicated, in the case of backlog.

                                                            Six Months Ended
                                                              December 31,
                                                           1995          1994
                                                         -----------------------
                                                         (Dollars in thousands)

Revenues earned                                           $40,380        $55,109
             Units                                            249            326
             Average price per unit                       $   162        $   169

New orders                                                $38,134        $35,618
             Units                                            229            235
             Average price per unit                       $   167        $   152

Backlog                                                   $43,583        $50,470
             Units                                            244            296
             Average price per unit                       $   179        $   171

         There were 229 new orders during the six months ended December 31, 1995 which was comparable to the same period in the prior year. However, the sales value on new orders increased 7% to $38,134,000. The increased sales value was attributable to a shift in the product mix to more single family homes.

         The decline in both the number of units and dollar value of the Company's revenues earned and backlog for the six months ended December 31, 1995 as compared to the 1994 amounts is due to the factors discussed previously under economic conditions.

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

Operating Revenues
------------------
         Revenues for the second quarter of fiscal 1996 decreased $15,152,000 compared to the second quarter of fiscal 1995. Revenues from the sale of residential units included 112 units totaling $17,941,000 during the quarter ended December 31, 1995 as compared to 173 units totaling $29,943,000 during the quarter ended December 31, 1994. The overall decrease is due primarily to factors previously discussed under economic conditions. The decrease in land sale revenue is primarily due to the timing of a land sale located in East Brunswick, New Jersey which occurred during the second quarter of fiscal 1995.

         Revenues for the six months ended December 31, 1995 decreased $18,055,000 as compared to the six months ended December 31, 1994. Revenues and units delivered from the sale of residential properties decreased by $14,729,000 and 77 units, respectively. Land sale revenues for the six months ended December 31, 1995 decreased $3,349,000 as compared to the six months ended December 31, 1994 due to the timing of a land sale located in East Brunswick, New Jersey which occurred during the second quarter of fiscal 1995.

Costs and Expenses
------------------
         Costs and expenses for the second quarter of fiscal 1996 decreased $13,826,000 as compared to the same period in the prior year. Cost of land sales decreased $2,545,000 due to the aforementioned timing of a land sale during the quarter ended December 31, 1995. The remaining difference is due primarily to a decrease in costs of residential properties sold and selling, general and administrative expenses of $10,734,000 and $450,000, respectively. These decreases are consistent with the decrease in earned revenues from residential properties previously discussed.

         Costs and expenses for the first six months of fiscal 1996 decreased $16,448,000 as compared to the first six months of fiscal 1995. The decrease in costs and expenses is due primarily to decreases in the cost of real estate properties sold (including land) and selling, general and administrative expenses of $15,753,000 and $714,000, respectively. These decreases are consistent with the decrease in earned revenues from residential properties discussed under operating revenue.

Extraordinary Items
-------------------

         As more fully discussed in Note A of the accompanying Notes to Consolidated Financial Statements under Item 1, the Company had an extraordinary item during the second quarter of fiscal 1996. The early extinguishment of a note payable resulted in an extraordinary gain of $170,000, net of income tax expense of approximately $30,000.

Net Income
----------
         Net income for the second quarter of fiscal 1996 was $194,000 ($.02 per primary share) compared to net income of $1,025,000 ($.09 per primary share) for the prior year quarter. This decrease is due primarily to the decrease in the units delivered and the reduction in land sale activity.

         Net income for the first six months of fiscal 1996 was $492,000 ($.04 per primary share) as compared to $1,531,000 ($.13 per primary share) for the first six months of fiscal 1995. The decrease is due to a decrease in profits from the sale of residential units and land sales.

Environmental Regulation and Litigation
---------------------------------------
         Development and sale of real property creates a potential for environmental liability on the part of the developer, owner or any mortgage lender for its own acts or omissions as well as those of current or prior owners of the subject property or adjacent parcels. If hazardous substances are discovered on or emanating from any of the Company's properties, the owner or operator of the property (including the prior owners) may be held strictly liable for all costs and liabilities relating to such hazardous substances. Environmental studies are undertaken in connection with property acquisitions by the Company.

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

         The Company has accrued estimated costs of environmental testing as well as all other reasonably estimable future investigatory, engineering, legal and litigation costs and expenses. On February 12, 1996, the Company received an order from the NJDEP based upon testing results of Phase 1A of the RI. The order requires the Company to perform an additional environmental survey and site monitoring and to submit to the NJDEP for its approval within 60 days either:
(i) a plan of action for removal of certain material from portions of the premises or (ii) a closure/post closure plan which will include site monitoring. The Company has not had an opportunity to consider the order with its advisors and has made no determinations concerning the order or any plans which it may submit. The Company reserves the right to opt out of the settlement agreement with the homeowners if there is no satisfactory resolution with NJDEP over its claims. The Company increased its recorded reserves to give effect to its estimate of the net amount payable under the settlement agreement, if implemented, and the unreimbursed costs to the Company of the insurance litigation. The Company believes that neither the implementation of the settlement agreement nor the resolution of this contingency through further litigation will have a material effect on its results of operations or its financial position, although there can be no assurance as to the ultimate outcome of any litigation. Since there are conditions to the implementation of the settlement agreement, there is no assurance that the litigation will not recommence.

         The Company is not aware of any other environmental liabilities associated with any of its other projects.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------
         The registrant incorporates herein by reference the information contained in Part 1 Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Regulation and Litigation."

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
         On December 8, 1995, the Company held its Annual Meeting of Stockholders pursuant to a notice dated November 1, 1995. Definitive proxy materials were filed with the Securities and Exchange Commission prior to the meeting. A total of 10,048,306 shares were voted at the meeting constituting 85.9% of the 11,695,618 shares entitled to vote.

         At the Annual Meeting, the eight nominees (Sylvan M. Cohen, Benjamin D. Goldman, Robert N. Goodman, Andrew N. Heine, David Kaplan, Lewis Katz, Jeffrey
P. Orleans and John W. Rollins, Sr.) who were nominated for re-election and were previously elected by the stockholders were all elected.

         The results of the vote were as follows:

                                                              Shares                    Shares For Which
                                                              Voted For                 Vote Was Withheld
                                                              ---------                 -----------------
                  Sylvan M. Cohen                             10,044,319                         3987
                  Benjamin D. Goldman                         10,045,587                         2719
                  Robert N. Goodman                           10,045,819                         2487
                  Andrew N. Heine                             10,045,819                         2487
                  David Kaplan                                10,045,819                         2487
                  Lewis Katz                                  10,045,819                         2487
                  Jeffrey P. Orleans                          10,045,769                         2537
                  John W. Rollins, Sr.                        10,045,319                         2987

         The stockholders also approved the 1995 Stock Option Plan for Non-Employee Directors. A total of 10,021,810 shares were voted in favor of this proposal; 14,240 shares were voted against; and 12,256 shares abstained from the vote.

         The stockholders also approved the appointment of Price Waterhouse as independent accountants to examine the books, accounts and records of the Company for fiscal 1996. A total of 10,039,184 shares were voted in favor of this proposal; 8,950 shares were voted against; and 172 shares abstained from the vote.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a. Exhibits:

           Exhibit 10 - 1995 Stock Option Plan for Non-Employee Directors
                        (which is incorporated by reference to Appendix - A of the Company's definitive proxy statement for its December 8, 1995 Annual Meeting of Stockholders).

           Exhibit 27 - Financial Data Schedule (included in electronic filing format only).

        b. Reports on Form 8-K:

           None.

                        FPA CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FPA CORPORATION

                                  (Registrant)

FEBRUARY 13, 1996                           /s/ BENJAMIN D.  GOLDMAN
--------------------------------            ----------------------------------
        (Date)                              Benjamin D.  Goldman
                                            President and
                                            Chief Operating Officer


FEBRUARY 13, 1996                           /s/ JOSEPH A.  SANTANGELO
--------------------------------            ----------------------------------
       (Date)                               Joseph A.  Santangelo
                                            Treasurer, Secretary and
                                            Chief Financial Officer