Form 10-Q
period 1996-03-31
FPA CORP /DE/
filed 1996-05-15
CIK 38570

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996

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

                     3333 Street Road, One Greenwood Square
                          Bensalem, Pennsylvania 19020
                    (Address of principal executive offices)
                            Telephone: (215) 947-8900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Number of shares outstanding as of May 12, 1996: 11,578,795 (excluding 1,119,336 shares held in Treasury).

Item 1. FINANCIAL STATEMENT INDEX

                        FPA Corporation and Subsidiaries
                          Index to Financial Statements

                                                                      PAGE
                                                                      ----

Interim Financial Statements for the quarter ended March 31, 1996

   Consolidated Balance Sheets at March 31, 1996
   and June 30, 1995                                                     1

   Consolidated Statements of Operations and Changes
   in Retained Earnings for the three months and nine months
   ended March 31, 1996 and 1995                                         2

   Condensed Consolidated Statements of Cash Flows
   for the nine months ended March 31, 1996 and 1995                     3

   Notes to Consolidated Financial Statements                          4-5

                          PART I. FINANCIAL INFORMATION

Item l. FINANCIAL STATEMENTS

                        FPA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                             March 31,      June 30,
                                               1996           l995
                                            ----------      --------
                         Assets             (Unaudited)
                         ------
Cash                                        $  2,675        $  2,324
Receivables
   Trade accounts                              3,887           3,636
   Mortgage and other notes                    1,567           1,674
Real estate held for development and sale
   Residential properties completed
     or under construction                    37,286          35,757
   Land held for development or sale
     and improvements                         56,337          52,921
Property and equipment, at cost, less
    accumulated depreciation                     491             523
Deferred charges and other assets              4,880           5,439
                                             -------         -------
                                            $107,123        $102,274
                                            ========        ========

  Liabilities and Shareholders' Equity
  ------------------------------------

Liabilities
Accounts payable                              16,382          21,445
Accrued expense                                6,080           6,292
Amounts due to related parties                 3,309           3,657
Customer deposits                              2,903           2,739
Mortgage and other note obligations
  primarily secured by:
  Mortgage notes receivable                    1,301           1,419
  Residential properties                      29,299          27,998
  Land held for development or sale and
    improvements                              17,857          11,304
Senior notes                                                     371
Subordinated debentures                        2,073           2,231
Other notes payable                           12,253           9,455
Deferred income taxes                          2,583           2,583
Minority interests                               642             634
                                             -------         -------
  Total liabilities                           94,682          90,128
                                             -------         -------

Shareholders' equity
Common Stock, $.l0 par, 20,000,000 shares
  authorized, 12,698,131 shares issued at
  March 31, 1996 and June 30, 1995             1,270           1,270
Capital in excess of par value -
  common stock                                17,726          17,726
Retained earnings (deficit)                   (5,753)         (6,104)
Treasury stock, at cost (1,119,336 shares
  at March 31, 1996, 1,002,513 shares
  at June 30, 1995)                             (802)           (746)
                                             -------         -------
Total shareholders' equity                    12,441          12,146
                                             -------         -------
Commitments and contingencies
                                            $107,123        $102,274
                                            ========        ========

                See notes to consolidated financial statements

                        FPA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                     (in thousands except per share amounts)
                                   (Unaudited)

                                Three Months Ended        Nine Months Ended
                                     March 31,                March 31,
                                ------------------        -----------------
                                  1996      1995            1996      1995
                                ------------------        -----------------
Earned revenues
    Residential properties      $ 17,822  $ 23,360        $ 58,202  $ 78,469
    Land sales                                 378             363     4,090
    Other income                     292       380             956     1,021
                                  ------    ------          ------    ------
                                  18,114    24,118          59,521    83,580
                                  ------    ------          ------    ------
Costs and expenses
    Residential properties        15,026    19,978          49,375    67,286
    Land sales                                 293             293     3,380
    Other                            343       115             557       329
    Selling, general
       and administrative          2,602     3,388           8,102     9,602
    Interest:
       Incurred                    1,789     1,509           5,047     4,393
       Less capitalized           (1,463)   (1,232)         (4,168)   (3,592)
    Depreciation and
          amortization                32        27              96        72
    Minority interest in income
       (loss) of consolidated
       subsidiaries                  (52)      103               8       192
                                  ------    ------          ------    ------
                                  18,277    24,181          59,310    81,662
                                  ------    ------          ------    ------
Income (loss) from operations
    before income taxes (benefit)   (163)      (63)            211     1,918
Income tax expense (benefit)         (22)      (13)             30       437
                                  ------    ------          ------    ------
Income (loss) from operations
    before extraordinary item       (141)      (50)            181     1,481
                                  ------    ------          ------    ------
Extraordinary gain on early
    extinguishment of note
    payable, less applicable
    income tax expense
    (Note A)                                                   170
                                  ------    ------          ------    ------
Net income (loss)                   (141)      (50)            351     1,481
Retained earnings (deficit),
 at beginning of period           (5,612)   (5,774)         (6,104)   (7,305)
                                  ------    ------          ------    ------
Retained earnings (deficit),
 at end of period               $ (5,753) $ (5,824)       $ (5,753) $ (5,824)
                                  ======    ======          ======    ======
Primary earnings (loss)
 per share:
   Income (loss) before
     extraordinary item         $   (.01) $   (.01)       $    .02  $    .12
   Extraordinary gain                                          .01
                                  ------    ------          ------    ------
Total                           $   (.01) $   (.01)       $    .03  $    .12
                                  ======    ======          ======    ======


                 See notes to consolidated financial statements

                        FPA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                          Nine Months Ended
                                                              March 31,
                                                    --------------------------
                                                       1996            1995
                                                    --------------------------

Cash flows from operating activities:
  Net income                                        $    351          $ 1,481
  Adjustment to reconcile net income
    to net cash provided by(used in)operating
    activities:
  Extraordinary gain on early
    extinguishment of debt                              (170)
    Depreciation and amortization                         96               72
  (Increase) decrease in assets
    Receivables                                         (144)           2,697
    Real estate held for development and sale         (4,945)          (5,617)
    Deferred charges and other assets                    494             (506)
  Increase (decrease) in liabilities
    Accounts payable and accrued expenses             (5,251)           3,277
    Other liabilities                                   (177)            (785)
                                                      ------           ------
      Net cash provided by (used in)
      operating activities                            (9,746)             619
                                                      ------           ------

Cash flows from financing activities:
  Proceeds from mortgages and loans payable           69,026           62,986
  Repayments of mortgages and loans payable          (58,874)         (63,881)
  Purchase of treasury stock                             (55)
                                                      ------           ------
      Net cash provided by (used in)
      financing activities                            10,097             (895)
                                                      ------           ------
  Net increase (decrease) in cash                        351             (276)
  Cash at beginning of year                            2,324            2,506
                                                      ------           ------
  Cash at end of quarter                             $ 2,675          $ 2,230
                                                      ======           ======

  Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized        $   -            $    74
                                                      ======           ======
    Income taxes paid                                $   165          $   297
                                                      ======           ======


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

(B) Primary earnings per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding and common stock equivalents. The weighted average number of shares used to compute primary earnings per common share were 11,746,038 and 11,926,730 for the three months ended March 31, 1996 and 1995, respectively, and 11,782,705 and 11,924,986 for the nine months ended March 31, 1996 and 1995, respectively.

(C)  Supplemental disclosure of noncash financing activities:

     As discussed in Note A, the Company satisfied a note payable with an outstanding balance of $380,000 and reacquired 116,823 shares of Common Stock in exchange for a cash payment of $235,000. The purchase price was allocated between the note and stock resulting in a gain of $170,000, net of income tax.

     During the first quarter of fiscal 1995, the 50,000 shares of Series C Preferred Stock owned by Mr. Orleans were converted into 6,000,000 shares of Common Stock. The Series C Preferred Stock had been issued in connection with the acquisition by the Company of Orleans Construction Corporation ("OCC"). See Note 2 to 1995 Annual Report.

(D) Mortgage and other notes receivables are shown net of allowances for doubtful accounts of $30,000 at March 31, 1996 and at June 30, 1995.

(E) Residential properties completed or under construction consist of the following:

                                                 March 31,     June 30,
                                                   1996          1995
                                                 ---------     --------

                 Under contract for sale         $21,999       $23,242
                 Unsold                           15,287        12,515
                                                 -------       -------
                                                 $37,286       $35,757
                                                 =======       =======

(F) The above statements are unaudited but include all adjustments which the Company considers necessary for a fair presentation of the financial statements. All adjustments made for the periods presented were of a normal recurring nature. The results of operations for the three and nine month periods ended March 31, 1996 and 1995 are not necessarily indicative of the full year.

(G) The Company, through a wholly-owned subsidiary, is the General Partner in Versailles Associates, L.P., a limited partnership formed to purchase and develop a 102 multi-family unit community in Cherry Hill, New Jersey. The terms of the Partnership Agreement provide that the General Partner be allocated 55% of the net profits and losses of the Partnership and have exclusive management and control over the development of the property. The financial statements of the Partnership are included in the consolidated financial statements of the Company. The limited partner's share of the income and capital from this entity has been presented as minority interests in the accompanying consolidated financial statements.


     Orleans Construction Corporation (OCC) has entered into a joint venture agreement with Bridlewood Associates, L.P., a limited partnership formed to develop an 85 acre parcel of land in Mount Laurel, New Jersey. OCC is the managing general partner. OCC and the limited partner share equally in the profits or losses of the entity. The financial statements of the Partnership are included in the consolidated financial statements of the Company. The limited partner's share of the income and capital from this entity has been presented as minority interest in the accompanying consolidated financial statements.

                        FPA CORPORATION AND SUBSIDIARIES

Item 2.  FPA Corporation and Subsidiaries
         Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Liquidity and Capital Resources

                 The Company requires capital to purchase and develop land, to construct units, fund related carrying costs and overhead and to fund various advertising and marketing costs to facilitate sales. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At March 31, 1996, the Company had approximately $49,040,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the units and amenities. The Company received a loan from Jeffrey P. Orleans, Chairman of the Board and Chief Executive Officer, in the amount of $4,700,000. The terms of the loan have not been finalized. The purpose of the loan was to provide funding to acquire land and obtain more favorable pricing from the Company's contractors by reducing outstanding accounts payable balances. The Company believes that the funds generated from operations and financing commitments from commercial lenders will provide the Company with sufficient capital to meet its operating needs through calendar 1996.

Joint Ventures

                 The Company is a general partner in two separate joint ventures with private investors which are developing communities in Cherry Hill and Mount Laurel, New Jersey. These activities will provide additional operating funds to the Company without the need for land acquisition funding.

Economic Conditions

                 The sluggish growth of the general economy in the Northeastern United States and lack of consumer confidence caused primarily by the uncertainty of future employment have continued into the third quarter of fiscal 1996. However, the demand for new housing in the Company's marketing areas has increased. New sales orders during the third quarter of fiscal 1996 increased $15,000,000 compared to the same quarter in the prior year. The Company has continued to offer various incentives at certain communities to increase sales velocity. These actions reduce gross profits and cash proceeds from residential property sales. Any significant further downturn in economic factors affecting the real estate industry may require additional incentives or reductions in net sales prices.

                 The following table sets forth certain detail as to residential sales activity for the three and nine months ended March 31, 1996 and 1995, in the case of revenues earned and new orders, and at the end of the periods indicated, in the case of backlog.

                                                      Nine Months Ended
                                                           March 31,
                                                      ------------------
                                                       1996        1995
                                                       ----        ----
                                                     (Dollars in thousands)

         Revenues                                    $58,202     $78,469
                  Units                                  360         464
                  Average price per unit                $162        $169

         New Orders                                  $63,638     $51,120
                  Units                                  376         325
                  Average price per unit                $169        $157

         Backlog                                     $51,266     $42,612
                  Units                                  280         248
                  Average price per unit                $183        $172

         There were 376 new orders for the nine months ended March 31, 1996 which was an increase of 16% as compared to the same period in the prior year. Sales value of new orders increased 24% to $63,638,000. The increased average sales value was attributable to a shift in the product mix to more single family homes.

         The reduction in units delivered is due primarily to the severe winter weather conditions experienced during January through March 1996 which hampered construction activity and delayed deliveries at all of the Company's communities. The favorable increase in new orders resulted in the increased backlog as of March 31, 1996.

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

Operating Revenues

         Revenues for the third quarter of fiscal 1996 decreased $6,004,000 as compared to third quarter of fiscal 1995. Revenues from the sale of residential units included 111 units totaling $17,822,000 during the quarter ended March 31, 1996 as compared to 138 units totaling $23,360,000 during the quarter ended March 31, 1995. The overall decrease is due primarily to the severe winter weather conditions previously discussed under economic conditions.

         Revenues for the nine months ended March 31, 1996 decreased $24,059,000 as compared to the nine months ended March 31, 1995. Revenues and units delivered from the sale of residential properties decreased by $20,267,000 and

104 units, respectively. This reduction is due to the various factors discussed under economic conditions. Land sale revenues for the nine months ended March 31, 1996 decreased $3,727,000 as compared to the nine months ended March 31, 1995 due to the timing of a land sale located in East Brunswick, New Jersey which occurred during the second quarter of fiscal 1995.

Costs and Expenses

         Costs and expenses for the third quarter of fiscal 1996 decreased $5,904,000 as compared to the same period in the prior year. The reduction is due primarily to a decrease in cost of residential properties sold and selling, general and administrative expenses of $4,952,000 and $786,000, respectively. These decreases are consistent with the decrease in earned revenues from residential properties previously discussed.

         Costs and expenses for the first nine months of fiscal 1996 decreased $22,352,000 as compared to the first nine months of fiscal 1995. The decrease in costs and expenses is due primarily to decreases in the cost of real estate properties sold (including land) and selling, general and administrative expenses of $20,998,000 and $1,500,000, respectively. These decreases are consistent with the decrease in earned revenues from residential properties discussed under operating revenues.

Extraordinary Items

         As more fully discussed in Note A of the accompanying Notes to Consolidated Financial Statements under Item 1, the Company recorded an extraordinary item during the second quarter of fiscal 1996. The early extinguishment of a note payable resulted in an extraordinary gain of $170,000, net of income tax expense of approximately $30,000.

Net Income (loss)

         Net loss for the third quarter of fiscal 1996 was $141,000 ($(.01) per primary share) compared to a net loss of $50,000 ($(.01) per primary share) for the third quarter of fiscal 1995. This decrease is primarily due to the reduction in the units delivered as previously discussed under operating revenues.

         Net income for the first nine months of fiscal 1996 was $351,000 ($.03 per primary share) as compared to $1,481,000 ($.12 per primary share) for the first nine months of fiscal 1995. The decrease is due to a decrease in profits from the sale of residential units and land sales due to reductions in volume previously discussed under operating revenues.

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

                 Approximately 145 homeowners at the 305 unit single family Colts Neck Estates subdivision in Washington Township, New Jersey have commenced three lawsuits against the Company, which were separately filed in state and Federal courts between April and November, 1993, and now have been consolidated in the United States District Court for the District of New Jersey. The plaintiffs in the consolidated action allege that the Company and other defendants built and sold them homes which had been constructed on and or adjacent to land which has been used as a municipal waste landfill and a pig farm. The complaints assert claims under the federal Comprehensive Environmental Response, Compensation and Liability Act, the Federal Solid Waste Disposal Act, the New Jersey Sanitary Landfill Facility Closure and Contingency Act, the New

Jersey Spill Compensation and Control Act, as well as under theories of private nuisance, public nuisance, common law fraud, latent defects, negligent misrepresentation, consumer fraud, negligence, strict liability, vendor liability, and breach of warranty, among others.

         In September, 1993 the Company brought a state court action against more than 30 of its insurance companies seeking indemnification and reimbursement of costs of defense in connection with the three Colts Neck actions referred to above. That action has since been stayed and the Company's claims against its insurers have also been brought as third-party claims in the consolidated Colts Neck litigation in Federal court along with third-party claims against the former owners and operators of the Colts Neck property as well as claims against the generator of the waste allegedly disposed of on the property.

                 Although the Company has vigorously defended the claims brought by the plaintiff homeowners, the Company and other parties in the Colts Neck litigation agreed to mediation which resulted in a settlement agreement. The implementation of the agreement is subject to a number of conditions, including a determination by the court to accord class action status to the litigation, a small number of plaintiffs opting out of the class and a satisfactory resolution with the New Jersey Department of Environmental Protection ("NJDEP") with respect to its investigation discussed below. The Court has granted preliminary class certification and has authorized notice of the settlement to the proposed class. A hearing to consider the final class certification and approval of the settlement is scheduled for July, 1996. Under the settlement agreement with the homeowners, if implemented, a judgment of $6,000,000 would be entered against the Company, of which $650,000 would be paid in cash promptly. Except as set forth below, any balance of the judgment would be payable solely out of the proceeds, if any, of recoveries under the litigation against the insurance companies, and the Company would have no liability itself for the balance of the judgment not satisfied from such recoveries. The Company would fund the litigation against the insurance companies, subject to reimbursement of amounts in excess of $100,000 (subject to a limitation on reimbursement of $300,000) from recoveries, if any, from the insurance companies, including pretrial settlements. In the event that the insurance recoveries (whether through settlements or judgments) are less than $500,000, the Company would pay the difference to the homeowners.

                 All testing required by Phase 1A of the phased remedial investigation ("RI") to be performed at Colts Neck Estates in connection with the NJDEP investigation referred to above has been completed. The results of such testing have been submitted to the NJDEP for its review and comment. The Company continues to fund the cost of the phased RI testing, which is not expected to materially exceed the original estimate of $136,000.

         On February 12, 1996, the Company received an order from the NJDEP based upon testing results of Phase 1A of the RI. The Company has met with representatives of NJDEP to clarify the terms and provisions of the order. Although the Company has appealed the order, the Company intends to submit a Closure/Post-Closure Plan to NJDEP for its review and approval. The Closure/Post-Closure Plan of the Company will provide, inter alia, for: (i) site monitoring, including methane testing of certain areas; (ii) deed restrictions in certain affected areas; and (iii) establishment of a classification exception area on certain portions of the premises. Although the Closure/Post-Closure Plan will, in the Company's judgement, conform substantially to its discussions with NJDEP, no assurance can be given that the Plan will be accepted by the NJDEP. It is, therefore, possible that the settlement with the homeowners as well as the resolution with the NJDEP will not be implemented or will be further delayed.

                 The Company has accrued estimated costs of environmental testing as well as all other reasonably estimable future investigatory, engineering, legal and litigation costs and expenses. The Company previously increased its recorded reserves to give effect to its estimate of the net amount payable under the settlement agreement, if implemented, and the unreimbursed costs to the Company of the insurance litigation. The Company believes that neither the implementation of the settlement agreement or the resolution of the NJDEP investigation nor the resolution of the homeowners' claims through future litigation will have a material effect on its results of operations or its financial position, although there can be no assurance as to the ultimate outcome of litigation of these matters.

         The Company is not aware of any other environmental liabilities associated with any of its other projects.

                  PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

                 The registrant incorporates herein by reference the information contained in Part 1 Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Regulation and Litigation."

Item 5. Other Events

                 In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, FPA Corporation (the "Company") is hereby filing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of the Company.

Item 6. Exhibits and Reports on Form 8-K

         a.       Exhibits.

                  Exhibit 27 - Financial Data Schedule (included in electronic filing format only).

                  Exhibit 99 - Cautionary statement for purposes of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         b.       Reports in Form 8-K:

                  None.

Exhibit 99.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

         FPA Corporation desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is filing this Exhibit in order to do so. FPA Corporation wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, FPA's actual results and could cause FPA's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of FPA Corporation:

         o changes in consumer confidence due to perceived uncertainty of future employment opportunities and other factors;

         o competition from national and local homebuilders in the Company's market areas;

         o        building material price fluctuations;

         o changes in mortgage interest rates charged to buyers of the Company's units;

         o changes in the availability and cost of financing for the Company's operations, including land acquisition;

         o revisions in federal, state and local tax laws which provide incentives for home ownership;

         o        delays in obtaining land development permits as a result of
                  (i) federal, state and local environmental and other land development regulations, (ii) actions taken or failed to be taken by governmental agencies having authority to issue such permits, and (iii) opposition from third parties; and

         o        increased cost of suitable development land.

                        FPA CORPORATION AND SUBSIDIARIES

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 FPA CORPORATION
                                 ---------------
                                 (Registrant)

MAY 13, 1996                     /s/ BENJAMIN D.  GOLDMAN
- --------------------             ------------------------
      (Date)                       Benjamin D.  Goldman
                                   President and
                                   Chief Operating Officer


MAY 13, 1996                      /s/ JOSEPH A.  SANTANGELO
- --------------------             --------------------------
       (Date)                      Joseph A.  Santangelo
                                   Treasurer, Secretary and
                                   Chief Financial Officer