Form 10-K
period 1996-06-30
FPA CORP /DE/
filed 1996-09-27
CIK 38570

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934  [FEE REQUIRED]

For the fiscal year ended June 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

                          Commission file number 1-6830

                                 FPA CORPORATION
(Exact name of registrant as specified in its charter)

              Delaware                             59-0874323
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification No.)

    3333 Street Road, Bensalem, PA                        19020
     (Address of principal executive offices)           (Zip Code)

                                 (215) 947-8900
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each
                                                exchange on
                           Title              which registered
                           -----              ----------------
Common Stock, $.10 Par Value Per Share
  (also formerly registered under
  Section 12(g) of the Act)................     American

14 1/2% Subordinated Debentures due
  September 1, 2000........................     American

                    Securities Registered Pursuant to Section
                             12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

      YES     X                   NO
         -----------                -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.     X
                                        ----------

The aggregate market value of voting stock held by nonaffiliates of the registrant as of September 23, 1996 was approximately $2,200,000

Number of shares of outstanding Common Stock as of September 23, 1996 was 11,356,018, shares (excluding 1,342,113 shares held in Treasury).

Part III (except for information included under Part I relating to executive officers of the registrant) is incorporated by reference from the proxy statement for the annual meeting of Stockholders scheduled to be held in December, 1996.

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                          PAGE
ITEM 1.  Business.                                                        ----

                  General                                                  1

ITEM 2.  Properties

                  Residential Community Development                        3

                  Operating Policies                                       7

                  Government Regulation                                   11

                  Environmental Regulation and Litigation                 13

                  Competition                                             13

                  Employees                                               14

                  Economic Conditions                                     14

                  Lease of Executive Offices                              15

ITEM 3.  Legal Proceedings                                                15

ITEM 4.  Submission of Matters to a Vote of Security Holders              15

         Executive Officers of the Registrant                             16

                                     PART II
                                     -------

ITEM 5.  Market for Registrant's Common Stock and
              Related Stockholder Matters                                 18

ITEM 6.  Selected Financial Data                                          19

ITEM 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         20

ITEM 8.  Financial Statements and Supplementary Data                      34

                                                                        PAGE
                                                                        ----
ITEM 9.  Changes in and Disagreements With Accountants
          on Accounting and Financial Disclosure                          61

                                    PART III
                                    --------

ITEM 10. Directors and Executive Officers of the Registrant               61

ITEM 11. Executive Compensation                                           61

ITEM 12. Security Ownership of Certain Beneficial
              Owners and Management                                       61

ITEM 13. Certain Relationships and Related Transactions                   61

                                     PART IV
                                     -------

ITEM 14. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                                     62

Item l.  Business.

General
         The Registrant, FPA Corporation (the "Company"), develops residential communities in Pennsylvania and New Jersey. The Company's operations in Pennsylvania and New Jersey are in the Philadelphia metropolitan area, primarily in Bucks County in Pennsylvania and in Burlington, Camden and Gloucester counties in New Jersey. In fiscal 1997, the Company expects to acquire property in Chester and Delaware Counties in Pennsylvania and is further endeavoring to increase its scope of operations in these counties.
         The Company operates as both a developer and builder. The Company builds and sells condominiums, townhouses and single-family homes; and sells land and developed homesites. During the fiscal year ended June 30, 1996, the Company delivered 531 residential units as compared to 612 units in fiscal 1995. Revenues earned from residential property activities during fiscal 1996 were $86,061,000. During fiscal 1995 revenues earned from residential property activities were $102,384,000. At June 30, 1996, the Company's backlog was $40,206,000, representing 219 units, compared to $45,829,000 and 264 units, at June 30, 1995. In addition, as of

June 30, 1996, there were reservation deposits relating to 32 units at the Company's various developments which had an aggregate sales value of $5,286,000 as compared to 15 units aggregating $2,562,000 at June 30, 1995.
         The Company's predecessor, Florida Palm-Aire Corporation, was formed in 1959 and was merged into FPA Corporation, which had been incorporated in Delaware on September 4, 1969. Unless otherwise indicated, the terms the "Company" and "FPA" include FPA Corporation and all of its Subsidiaries.
         In 1965, the late Marvin Orleans and Orleans Construction Co., a general partnership substantially owned and controlled by Marvin Orleans and his late father, A.P. Orleans, acquired the controlling interest in the Company.
         Jeffrey P. Orleans, the son of Marvin Orleans and Chairman of the Board and Chief Executive Officer of the Company, beneficially owns, directly or indirectly, approximately 7,887,247 shares (including 1,179,501 shares held by the Trust of Selma Orleans, the mother of Jeffrey P. Orleans, of which Jeffrey
P. Orleans, is a trustee) of Common Stock, par value $.10 per share ("Common Stock"), which represents approximately 69.5% of the outstanding shares, excluding treasury shares, as of September 23, 1996.

Item 2.  Properties

Residential Community Development
         The Company's activities in developing residential communities include the sale of residential properties and the sale of land and developed homesites to independent builders. The Company participates in joint ventures in certain of these activities.
         The following table sets forth certain information as of June 30, 1996 with respect to the active communities of the Company under development and those where construction is expected to commence in fiscal 1997.

RESIDENTIAL
DEVELOPMENTS
UNDER CONSTRUCTION

                                                                                                  At June 30, 1996
                                                                                --------------------------------------------------
                                                              Total units
                             Year                              delivered         Total                         Dwelling
Name and                   construct-          Total            through          units           Reserva-       unit     Remaining
Location of                   ion              units            June 30,         under             tion        price     approved
development                 started         approved              1996          contract         deposits       range(1)   units(2)
===================================================================================================================================

Saddlebrook                                                                                                    $154,990
 Washington Township, NJ     1980              1,002               840             21                2         $199,240     139
===================================================================================================================================

Newtown Grant                                                                                                  $142,490
 Newtown Township, PA        1985              1,750             1,620             12                0         $179,990     118
===================================================================================================================================

Players Place                                                                                                  $ 85,490
 Gloucester Township, NJ     1987                470               435             15                4         $103,490      16
===================================================================================================================================

The Hills at Northampton                                                                                       $299,990
 Northampton Township, PA    1990                397               275(3)          12                1         $412,490     109
===================================================================================================================================

Versailles at Europa                                                                                           $142,990
 Cherry Hill Township, NJ    1993                102                62             8                5          $186,990      27
===================================================================================================================================

Mill Ridge/Deer Run                                                                                            $ 90,990
 Warwick Township, PA        1994                330               177            43                4          $211,990     106
===================================================================================================================================

Lakes at Alluvium                                                                                              $175,000
 Voorhees Township, NJ       1994                 32                18             5                1          $190,490       8
===================================================================================================================================

Estates at Newtown Farms                                                                                       $223,990
 Newtown Township, PA        1995                 63                22            10                1          $260,990      30
===================================================================================================================================

Larchmont                                                                                                      $ 92,990
 Mount Laurel Township, NJ   1974              5,985             5,380            33                5          $160,490     567
===================================================================================================================================

Stonegate                                                                                                      $ 98,490
 Mount Laurel Township, NJ   1989                782               570            18                4          $185,000     190
===================================================================================================================================

Hidden Lake                                                                                                    $259,990
Mount Laurel Township, NJ    1995                 33                 7            13                3          $335,990      10
===================================================================================================================================

Bridlewood                                                                                                     $254,990
Mount Laurel Township, NJ    1991                103                95             2                0          $335,990       6
===================================================================================================================================

Union Mill                                                                                                     $129,990
Mount Laurel Township, NJ    1995                240                22            27                2          $193,990     189
===================================================================================================================================

                                  Continued...

RESIDENTIAL
DEVELOPMENTS
ANTICIPATED TO  COMMENCE
IN FISCAL 1997

                                                                                              At June 30, 1996
                                                                                ---------------------------------------------------
                                                              Total units
                             Year                              delivered        Total                        Dwelling
Name and                   construct-          Total            through          units           Reserva-       unit    Remaining
Location of                   ion              units            June 30,         under             tion         price    approved
development                 started         approved              1996          contract         deposits       range(1)   units(2)
===================================================================================================================================

Jones Farm
Lumberton Township, NJ         -               252                                                                          252
===================================================================================================================================

Newtown Ridge
Newtown Township, PA           -                12                                                                           12
===================================================================================================================================

Piarulli Tract
Mount Laurel Township, NJ      -                72                                                                           72
===================================================================================================================================

Weiland Farm
Mount Laurel Township, NJ      -                90                                                                           90
===================================================================================================================================


1. Range of base prices of residential dwelling units currently being offered for sale by the Company. In addition, the Company sells homesites from time to time at its various developments to unaffiliated builders at prices substantially lower than its dwelling units.

2. Although zoning and certain preliminary master plan approvals have been received for these units, final plans are subject to substantial review and approval by appropriate governmental agencies. No assurance can be given that the Company will be able to obtain the required final approvals for the indicated units or will ultimately elect to develop the properties in accordance with presently anticipated development plans.

3.     Includes fiscal 1996 lot  sales.

The following table sets forth certain detail as to residential sales activity. The FPA Corporation information provided is for the twelve months ended June 30, 1996, 1995 and 1994 in the case of revenues earned and new orders, and as of June 30, 1996, 1995 and 1994 in the case of backlog.

                                     Year Ended June 30,
                              --------------------------------
                                 1996       1995       1994
                              --------------------------------
                                  (Dollars in thousands)

Revenues earned               $ 86,061    $102,384    $ 64,452
  Units                            531         612         378
  Average price per unit      $    162    $    167    $    171
New orders*                   $ 80,438    $ 78,252    $104,104
  Units                            486         489         601
  Average price per unit      $    166    $    160    $    173
Backlog                       $ 40,206    $ 45,829    $ 69,961
  Units                            219         264         387
  Average price per unit      $    184    $    174    $    181

*FPA Corporation acquired Orleans Construction Corp.("OCC") on October 22, 1993. Included in new orders for the year ended June 30, 1994 are 192 units totaling $28,744,000 of OCC backlog units which existed as of October 22, 1993 which were obtained as a result of the acquisition. If the Companies were combined as of July 1, 1993, the combined proforma information would be as follows: Revenues earned of $73,552,000 on deliveries of 445 units, new orders of $85,191,000 on 477 units and backlog of $69,961,000 consisting of 387 units.

Operating Policies
         Construction
         The Company has historically designed its own products with the assistance of unaffiliated architectural firms as well as supervised the development and building of its projects. When the Company constructs units, it acts as a general contractor and employs subcontractors at specified prices for the installation of site improvements and construction of its residential units. Agreements with subcontractors provide for a fixed price for work performed or materials supplied and are generally short-term.
         The Company does not manufacture any of the materials or other items used in the development of its projects, nor does the Company maintain substantial inventories of materials. Standard building materials, appliances and other components are purchased in volume. The Company has not experienced significant delays in obtaining materials needed by it to date and has long-standing relationships with many of its major suppliers and contractors. None of the Company's suppliers accounted for more than 10% of the Company's total purchases in the fiscal year ended June 30, 1996.
         Sales and Customer Financing
         The Company conducts a marketing program that is directed to purchasers of primary residences. In Pennsylvania and New Jersey,

A.P. Orleans Inc., an affiliate of the Company controlled by Jeffrey P. Orleans, is the exclusive sales agent. The Company believes that the compensation arrangement with A.P. Orleans, Inc. is no less favorable to the Company that could be obtained from an unaffiliated sales agent. This compensation includes payment to A.P. Orleans, Inc. of $25.00 for each house settled in its Pennsylvania and New Jersey communities.
         Model homes and sales centers are constructed to promote sales. A variety of custom changes are permitted at the request of purchasers. The Company advertises extensively using newspapers, billboards and other types of media. The Company also uses brochures to describe each community.
         The Company's customers generally require mortgage financing to complete their purchases. During fiscal 1996, the Company established a mortgage department to assist its home buyers in obtaining financing from unaffiliated lenders. The Company receives a fee of 1% of the mortgage amount for its services.
         The Company applies for project financing approvals from the Federal Housing Administration, the Veterans Administration and the Federal National Mortgage Association for many of its moderately priced communities. These approvals assist customers in their ability to obtain competitive fixed and adjustable rate mortgages with moderate down payments and liberal underwriting requirements. The Company has obtained approvals for most projects and anticipates additional approvals during fiscal 1997; however, there can be no assurance that additional approvals will be obtained.
         Land Policy
         The Company acquires land in order to provide an adequate and well-located supply for its residential building operations. In evaluating possible opportunities to acquire land, the Company considers such factors as the feasibility of development, proximity to developed areas, population growth patterns, customer preferences, estimated cost of development and availability and cost of financing.
         Subsequent to June 30, 1996, the Company purchased three (3) tracts of land (an aggregate of approximately 100 homesites) with an aggregate purchase price of $3,600,000. As of June 30, 1996, the Company was committed to purchasing an additional nine (9) tracts for an aggregate purchase price of $24,000,000. The Company anticipates completing a majority of these acquisitions in calendar 1998.
         The Company will continue to monitor economic and market conditions for residential units in each of its various communities in assessing the relative desirability of constructing units or selling parcels to other builders.
         The Company engages in many phases of development activity, including land and site planning, obtaining environmental and other regulatory approvals, construction of roads, sewer, water and drainage facilities, recreation facilities and other amenities.
         Joint Ventures
         From time to time, the Company has developed and owned projects through joint ventures with other parties.
         As discussed in Note 1 to the Consolidated Financial Statements, the Company, through a wholly owned subsidiary, is the General Partner in Versailles Associates, L.P., a limited partnership with private investors to purchase and develop a 102 multi-family unit community in Cherry Hill, New Jersey. Construction of the development began in 1993.
         As also discussed in Note 1 to the Consolidated Financial Statements, Orleans Construction Corp. ("OCC") has entered into a joint venture with Bridlewood Associates, L.P. OCC is the managing general partner in this limited partnership formed to develop an 85 acre parcel of land in Mount Laurel, New Jersey.
         Determinations by the Company to enter into joint ventures have traditionally been based upon a number of factors, including principally an alternative source for land acquisition financing.

At the present time joint venture activities do not constitute a material portion of the Company's operations.
         Government Regulation
         The Company and its subcontractors are subject to continuing compliance requirements of various Federal, state and local statutes, ordinances, rules and regulations regarding zoning, plumbing, heating, air conditioning and electrical systems, building permits and similar matters. The intensity of development in recent years in areas in which the Company is actively developing real estate has resulted in increased restrictive regulation and moratoriums by governments with respect to density, sewer, water, ecological and similar matters. Further expansion and development will require prior approval of Federal, state and local authorities and may result in delay or curtailment of development activities and costly compliance programs.
         In January 1983, the New Jersey Supreme Court rendered a decision known as the "Mount Laurel II" decision, which has the effect of requiring certain municipalities in New Jersey to provide housing for persons of low and moderate income. In order to comply with such requirements, municipalities in that state may require the Company, in connection with its future residential communities, to contribute funds, on a per unit basis, or otherwise assist in the achievement of a fair share of low or moderate housing in such municipalities.
         In recent years, regulation by Federal and state authorities relating to the sale and advertising of condominium interests and residential real estate has become more restrictive and intense. In order to advertise and sell condominiums and residential real estate in many jurisdictions, including Pennsylvania and New Jersey, the Company has been required to prepare a registration statement or other disclosure document and, in some cases, to file such materials with a designated regulatory agency.
         Despite the Company's past ability to obtain necessary permits and authorizations for its projects, more stringent requirements may be imposed on developers and home builders in the future. Although the Company cannot predict the effect of such requirements, they could result in time-consuming and expensive compliance programs and substantial expenditures for environmental controls which could have a material adverse effect on the results of operations of the Company. In addition, the continued effectiveness of permits already granted is subject to many factors, including changes in policies, rules and regulations and their interpretation and application, which are beyond the Company's control.

         Environmental Regulation and Litigation
         Development and sale of real property creates a potential for environmental liability on the part of the developer, owner or any mortgage lender for its own acts or omissions as well as those of current or prior owners of the subject property or adjacent parcels. If hazardous substances are discovered on or emanating from any of the Company's properties, the owner or operator of the property (including the prior owners) may be held strictly liable for all costs and liabilities relating to such hazardous substances. Environmental studies are undertaken in connection with property acquisitions by the Company. Further governmental regulation on environmental matters affecting residential development could impose substantial additional expense to the Company, which could adversely affect the results of operations of the Company or the value of properties owned, or under contract to purchase by the Company. (See Note 14 of Notes to Consolidated Financial Statements for a discussion of specific litigation.)
         Competition
         The real estate industry is highly competitive. The Company competes on the basis of its reputation, location, design, price, financing programs, quality of product and related amenities, with regional and national home builders in its areas of development, some of which have greater sales, financial resources and geographical diversity than the Company. Numerous local residential builders and individual resales of residential units and homesites provide additional competition.
         Employees
         The Company, as of June 30, 1996, employed 158 persons, 62 of whom were executive, administrative and clerical personnel, 33 were sales personnel, and 63 were construction supervisory personnel and laborers.
         The level of construction and sales employees varies throughout the year in relation to the level of activities at the Company's various developments. The Company has had no major work stoppages and considers its relations with employees to be good.
         Economic Conditions
         The Company's business is affected by general economic conditions in the United States and its related regions and particularly by the level of interest rates. The Company cannot predict whether interest rates will be at levels attractive to prospective home buyers or whether mortgage and construction financing will continue to be available. Further, the current economic climate and lack of consumer confidence within the Company's customer base have lessened the demand for new housing. In response to these conditions, the Company has continued to offer incentives to increase sales activity. These actions have reduced gross profits and cash proceeds from residential sales.
         Lease of Executive Offices
         The Company is currently leasing office space comprising approximately 12,000 square feet at One Greenwood Square at 3333 Street Road, Bensalem, Pennsylvania. The annual rent is $213,000 with a lease expiring in March, 1997. The Company is currently negotiating a new five year lease agreement under similar terms with the lessor.

Item 3. Legal Proceedings.

         The Company is a plaintiff or defendant in various cases arising out of its usual and customary business. The Company believes that it has adequate insurance or meritorious defenses in all pending cases in which it is a defendant and that adverse decisions in any or all of the cases would not have a material effect upon the Company. (See Note 14 of Notes to Consolidated Financial Statements for a discussion of specific litigation).

Item 4.

Submission of Matters to a Vote of Security Holders.
         There are no matters to be reported hereunder.

         Item A.  Executive Officers of the Registrant.
         The following list contains certain information relative to executive officers of the Company. There are no family relationships among any executive officers. The term of each executive officer expires at the next annual meeting of the Board of Directors following the annual meeting of Stockholders scheduled to be held in December, 1996 or until their successors are duly elected and qualified.

                    Position           Principal occupation and offices
   Name       Age   or office          past 5 years
- -----------  ----- ------------        ----------------------------------------
Jeffrey P.    50    Chairman of        Served as Chairman of the Board
  Orleans           the Board          and Chief Executive Officer since
                    and Chief          September 1986.  From September,
                    Executive          1986 to May 1992 he also served as
                    Officer            President. In addition, Mr. Orleans
                                       served for five years as Chief Executive
                                       Officer of Orleans Construction
                                       Corporation.

Benjamin D.    50   President,         Elected President, Chief Operating
  Goldman           Chief Operating    Officer and a Director of the
                    Officer and        Company on May 27, 1992. From May,
                    Director           1989 to May 27, 1992 served as
                                       Executive Vice President and
                                       Secretary of the Company.  In
                                       addition, Mr. Goldman served as the
                                       President of Orleans Construction
                                       Corporation.

Michael T.     37   Executive Vice     Elected Executive Vice President on
  Vesey             President-         July 18, 1994.  Since joining the
                    Project            Company in July, 1987, he has been
                    Management         responsible for project management of the
                                       Company's Pennsylvania communities.

Joseph A.      42   Chief Financial    Elected Chief Financial Officer of the
  Santangelo        Officer,           Company on July 18, 1994. Mr. Santangelo
                    Treasurer and      was elected Secretary of the Company on
                    Secretary          May 27, 1992 and has been Treasurer
                                       since joining the Company in March 1987.
                                       Mr. Santangelo is a Certified Public
                                       Accountant. In addition, he served in an executive capacity for Orleans
                                       Construction Corporation.

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters.

         The principal market on which the Company's Common Stock is traded is the American Stock Exchange, Inc. (Symbol: FPO)
         The high and low sales prices on the Exchange (based on reports by National Quotation Bureau, Inc.) for the periods indicated are as follows:

         Fiscal year
         ended June 30,                 High            Low
         ----------------------       -------         -------
         1995     First Quarter       $ 2.250         $ 1.625
                  Second Quarter        1.812           1.250
                  Third Quarter         1.688           1.062
                  Fourth Quarter        1.625           1.000
         1996     First Quarter       $ 2.000         $ 1.000
                  Second Quarter        2.063           1.000
                  Third Quarter         1.188            .938
                  Fourth Quarter        1.500            .875
         The number of common stockholders of record of the Company as of September 23, 1996 was 346.
         The Company has not paid a cash dividend since December 1982. Payment of dividends will depend upon the earnings of the Company, its funds derived from operations, its working capital needs, its debt service requirements, its general financial condition and other factors, and no assurance can be given that the Company will pay dividends in the future.

Item 6.  Selected Financial Data.
         The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included under Item 8 of this Form 10-K.
                           (In thousands except per share data)
                                      Year Ended June 30,
                           -------------------------------------------
Operating Data              1996     1995     1994(2)    1993     1992
- --------------             ------   ------   --------   ------   -----
Earned revenues           $94,359  $107,840  $66,618   $42,584  $38,346
Income (loss) from
  continuing operations     1,235     1,201     (766)   (8,513)  (2,634)
Primary income (loss) per
  share from continuing
  operations                  .10       .10     (.07)    (1.32)    (.55)
Fully-diluted income (loss)
  per share from continuing
  operations                  .10       .10     (.07)    (1.27)    (.34)
                                            June 30,
                          --------------------------------------------
Balance Sheet Data(1)      1996     1995     1994(3)     1993     1992
- ------------------        ------   ------   --------    ------   -----
Residential properties    $34,263  $ 35,757  $35,016   $12,863  $11,768
Land and improvements      46,654    52,921   46,681    32,389   42,087
Total assets               92,866   102,274   97,754    57,235   70,763
Mortgage and other
  note obligations         42,807    40,721   36,806    25,097   33,425
Senior notes                  -         371      664     6,376    5,695
Subordinated
  debentures                  618     2,231    2,363     3,653    3,251
Other Notes Payable         9,473     9,455   10,509     2,761    2,559
Shareholders' equity
 (deficit)                 13,949    12,146   10,945      (403)   7,931
- ------------
(1)      The Company has not paid a cash dividend since December 1982.
(2) Includes results of operations of OCC from October 22, 1993 (date of acquisition) through June 30, 1994.
(3) Includes balance sheet data of OCC, acquired by the Company on October 22, 1993.

Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations
Liquidity and Capital Resources
              The Company requires capital to purchase and develop land, to construct units, fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At June 30, 1996, the Company had approximately $47,500,000 available to be drawn under existing secured improvement and construction loans for planned development expenditures. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the units and amenities.
              During the second half of fiscal 1996, the Company implemented a recapitalization plan to acquire land, to obtain more favorable pricing from the Company's contractors by reducing outstanding accounts payable balances and retire outstanding debt at a discount. Funding of this plan was obtained from additional secured borrowings, land sales and an investment from Jeffrey P. Orleans, aggregating approximately $18,000,000.
              The Company entered into an agreement with an unaffiliated third party to sell improved lots at its Northampton community for an aggregate sales price of approximately $9,000,000. The sale was structured in two phases. The initial phase occurred in fiscal 1996 for a sales price of approximately $4,700,000. The remaining lots are scheduled to be sold in fiscal 1997.
              Mr. Orleans' investment is now evidenced by a $3,000,000 convertible Subordinated 7% Note dated August 8, 1996 due January 1, 2002 and an agreement to defer payments due him under the terms of FPA's Series A and Series B Notes of $1,350,000. Amounts outstanding as of June 30, 1996 under these agreements totaled approximately $2,800,000 and $750,000, respectively. In addition, Mr. Orleans has provided to the Company an additional source of capital via a $2,000,000 variable rate note due September 30, 2000. No amounts were outstanding under the variable rate note as of June 30, 1996.
              As of September 1, 1996, the Company had reduced accounts payable balances by approximately $9,200,000 compared to June 30, 1995, retired 14 1/2% Subordinated Debenture debt of approximately $1,500,000, retired notes payable of approximately $1,800,000 and acquired three new communities with an aggregate purchase price of $3,600,000. The favorable pricing obtained from our contractors increased gross profits by 1% in fiscal 1996 and is expected to benefit the company in fiscal 1997 and beyond.

              During fiscal 1997, the Company expects to commence construction at three new communities located in Delaware and Chester Counties in Pennsylvania. This will mark the Company's entry into these counties south and west of Philadelphia which are experiencing steady economic and job growth. The Company is expanding its land acquisition efforts and is currently focusing on this area along with central New Jersey and its traditional marketing areas. As of June 30, 1996, the Company is committed to purchasing 9 additional tracts for an aggregate purchase price of approximately $24,000,000. These purchase agreements are subject to due diligence review and are contingent upon the receipt of governmental approvals. The Company expects to utilize purchase money mortgages to finance a majority of these acquisitions. The Company anticipates completing a majority of these acquisitions in calendar 1998.
              The Company believes that the funds generated from operations and financing commitments from commercial lenders will provide the Company with sufficient capital to meet its operating needs through fiscal 1997.
Economic Conditions
              The sluggish growth of the general economy in the Northeastern United States, contradictory economic data, and lack of consumer confidence caused primarily by the uncertainty of future employment have continued to effect the homebuilding industry in the Company's marketing areas during fiscal 1996. The Company has continued to feel the effects of the increase in interest rates and lack of consumer confidence. In response to these economic conditions, the Company has continued to offer various incentives at certain communities to increase sales velocity. These actions continue to suppress gross profits and cash proceeds from residential property sales. Any significant further downturn in economic factors affecting the real estate industry may require additional incentives or reductions in net sales prices.
              The tables included in "Item 2 - Properties" summarize the Company's revenues, new orders and backlog data for the year ended June 30, 1996 with comparable data for fiscal 1995 and 1994.
              New orders for fiscal 1996 were 486 units totaling $80,438,000 compared with 489 units totaling $78,252,000 for 1995. At June 30, 1996, the Company had a backlog of 219 units with a sales value of $40,206,000 compared to 264 units totaling $45,829,000 at June 30, 1995. The Company anticipates delivering substantially all of its backlog units during fiscal 1997. The decline in backlog is due to the substantial completion of a successful condominium community in Warwick Township, Bucks County, Pennsylvania and slow sales activity in May, 1996. In addition, the Company did not commence marketing at any new communities in fiscal 1996. The economic factors and the severe winter weather both discussed previously adversely affected new orders and revenues during fiscal 1996. While the company has maintained its market share during fiscal 1996, management is focusing its efforts on geographic diversification within the Pennsylvania and New Jersey markets to increase volume in fiscal 1997.
Inflation
              Inflation can have a significant impact on the Company's liquidity. Rising costs of land, materials, labor, interest and administrative costs have generally been recoverable in prior years through increased selling prices. The Company has been able to increase prices to cover portions of the significant increases in lumber and other building products in recent years. However, there is no assurance the Company will be able to continue this practice in the future due to the current sluggish growth in the general economy in the Northeastern United States and the other factors discussed under economic conditions.
Joint Ventures
              The Company is a general partner in two joint ventures with private investors which are developing communities in Cherry Hill and Mt. Laurel, New Jersey. These activities have provided additional operating funds to the Company without the need for land acquisition funds.
Tax Matters
              The Company adopted the accounting for income taxes prescribed by SFAS 109 effective July 1, 1993. The cumulative effect of this change in accounting principles was to increase net income by $3,970,000 in fiscal 1994. (See Note 12 to the Consolidated Financial Statements.)
1993 Recapitalization Transactions
              As part of its continuing efforts to restructure its operations, eliminate high interest indebtedness, obtain new capital for operations and improve its market share in its primary operating areas, the Company consummated several transactions with various of its principal stockholders, creditors and investors during fiscal 1994 (herein collectively called the "1993 Recapitalization Transactions"). The 1993 Recapitalization Transactions include:
(i) acquisition of Orleans Construction Corporation ("OCC"); (ii) issuance of new notes by the Company and sale of Common Stock by Jeffrey P. Orleans ("Mr. Orleans"); (iii) a corporate debt restructuring; (iv) capital transactions with the

Flora Group and (v) a mortgage debt restructuring. See Note 2 to Consolidated Financial Statements for a complete discussion of these transactions.
Other Matters
              In August, 1995, the Company's corporate offices were destroyed by fire. These premises were under a long term operating lease from a related party. The settlement of the claim with the insurance carrier is in negotiations. The Company does not expect to incur a loss in connection with the fire and the resolution of its insurance claim.
Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the
Private Securities Litigation Reform Act of 1995.
              The following important factors, among others, in some cases have affected, and in the future could affect, FPA's actual results and could cause FPA's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of FPA
Corporation:
              o changes in consumer confidence due to perceived uncertainty of future employment opportunities and other factors;
              o competition from national and local homebuilders in the Company's market areas;

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

                    Fiscal Years Ended June 30, 1996 and 1995
Results of Operations
              Operating Revenues
              Revenues for fiscal 1996 decreased $13,481,000 as compared to fiscal 1995. Revenues from the sale of residential units included 531 units totaling $86,061,000 compared to 612 units totaling $102,384,000 during fiscal 1995. The reduction in units delivered is due primarily to the economic conditions discussed previously and severe winter weather conditions experienced in 1996 and 1994 which hampered construction activity and delayed deliveries at all of the Company's communities. Revenues from land sales increased by $2,799,000 primarily due to the consummation of land sale transactions at the Company's Northampton, Pennsylvania community aggregating $4,700,000 during fiscal 1996.
              Costs and Expenses
              Costs and expenses for the fiscal year ended June 30, 1996 decreased $12,863,000 as compared to fiscal 1995. The decrease in costs and expenses is due primarily to decreases in the cost of real estate properties sold (including land) and selling, general and administrative expenses of $11,749,000 and $582,000, respectively. These decreases are consistent with the decrease in earned revenues from real estate properties discussed under operating revenues. Overall gross profit on units sold during fiscal 1996 increased approximately 1% compared to fiscal 1995 due to more favorable pricing obtained from contractors. The other expense increase of $131,000 from 1995 is primarily an increase in snow removal costs of $240,000 due to severe weather conditions in fiscal 1996 partially offset by other reductions. The fiscal 1995 accrual for environmental litigation expenses of $750,000 also contributed to the overall decrease in costs and expenses.
Extraordinary Items
              During the second quarter of fiscal 1996, the Company completed a transaction to fully satisfy a note payable with an outstanding balance of approximately $380,000 and reacquired 116,823 shares of Common Stock in exchange for a cash payment of $235,000. These shares have been retained by the Company as treasury stock. This transaction resulted in an extraordinary gain of $170,000, net of income tax expense of $30,000.
              In June, 1996, the Company satisfied $1,522,000 of its then outstanding Subordinated Debentures and related accrued interest for a cash payment of $907,000. This transaction resulted in an extraordinary gain of $523,000, net of income tax expense of $92,000.

Net Income (Loss)
              Net income for fiscal 1996 was $1,928,000 ($.16 primary and fully diluted earnings per share) compared to fiscal 1995 net income of $1,201,000 ($.10 primary and fully diluted earnings per share). This increase is due to the extraordinary items, a reduction in the deferred tax asset valuation account of $527,000 and the fiscal 1995 environmental litigation accrual of $750,000 and were offset by the reduction in real estate sold during fiscal 1996 compared to fiscal 1995.

                    Fiscal Years Ended June 30, 1995 and 1994
Results of Operations
              Earned Revenues
              The significant increase in revenues earned and units delivered from the sale of residential properties of $37,932,000 and 234 units, respectively, is due to the introduction of sales at the Company's Warwick Township, Bucks County, Pennsylvania condominium community and increases in deliveries at a majority of the Company's other communities coupled with the inclusion of Orleans Construction Corp. ("OCC") operations for a full year in fiscal 1995. In addition, the severe winter weather experienced during January through March, 1994, which hampered construction activity, resulted in reduced deliveries during the prior year. Revenue from land sales for the twelve months ended June 30, 1995 increased $3,380,000 due to a second quarter fiscal 1995 land sale of $3,336,000. This land sale, to an unaffiliated third party, related to property acquired by the Company upon exercise of its option to purchase a section of land located in East Brunswick, New Jersey under an Option Agreement with Orleans Builders and Developers.
              Costs and Expenses
              Costs and expenses for the fiscal year ended June 30, 1995 increased $39,089,000 compared to fiscal 1994. The increase is primarily the result of increases in costs of residential properties sold, and selling, general and administrative expenses of $32,930,000 and $2,739,000, respectively. The increase in costs of residential properties is directly correlated with the increase in units sold. Overall gross profit on units sold during fiscal 1995 is consistent with fiscal 1994. The increases in selling, general and administrative expenses is consistent with both the increase in revenues from residential property sales and the inclusion of the former OCC operations for a full year in fiscal 1995. Moreover, the Company commenced marketing at six new communities during fiscal 1995 which also contributed to the aforementioned increase.
Extraordinary Items
              As more fully discussed in Note 2 to Consolidated Financial Statements, the Company had several extraordinary items during fiscal 1994, each of which resulted from the early extinguishment of debt. These transactions are:
(i) the retirement of mortgage note obligations secured by real estate which resulted in extraordinary gains of $3,622,000 net of related income tax expense of $1,821,000, (ii) the Flora transactions which resulted in the extraordinary gain on early extinguishment of the subordinated note payable of $616,000, net of income tax expense of $377,000 and (iii) the extraordinary gain on the early extinguishment of Senior Notes and Subordinated Debentures which resulted in an extraordinary gain of $3,718,000 net of related income taxes of $1,989,000. The combined effect of these transactions resulted in extraordinary gains aggregating $7,956,000 net of related income taxes for the twelve months ended June 30, 1994.
              Net Income (Loss)
              Net income for fiscal 1995 of $1,201,000 ($.10 primary earnings per share; $.10 fully diluted earnings per share) is a significant decrease from the fiscal 1994 net income of $11,160,000 ($1.08 primary income per share; $1.05 fully diluted income per share). This decrease is due largely to the previously discussed extraordinary gains of $7,956,000 ($.77 per primary share and $.75 per fully diluted share) and the cumulative effect of the change in accounting principle adjustment of $3,970,000 ($.38 per primary share and $.37 per fully diluted share). Income from operations during fiscal 1995 of $1,201,000 represents a substantial improvement over the fiscal 1994 loss from operations of $766,000. This improvement is directly attributable to the increase in revenues previously discussed.

Item  8.   Financial Statements and Supplementary Data.
                        FPA CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page
                                                                     ----
Report of independent accountants                                      35

Consolidated balance sheets at June 30, 1996
     and June 30, 1995                                                 36

Consolidated statements of operations and retained
     earnings for the years ended June 30, 1996,
     1995 and 1994                                                  37-38

Consolidated statements of cash flows for the
     years ended June 30, 1996, 1995 and 1994                          39

Notes to consolidated financial statements                          40-59

Financial statement schedule

              Valuation and qualifying accounts (Schedule II)          60

              All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

              The individual financial statements of the Registrant's subsidiaries have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at June 30, 1996, excepting indebtedness incurred in the ordinary course of business.

                        Report of Independent Accountants



To the Board of Directors and Shareholders of FPA Corporation

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FPA Corporation and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





Price Waterhouse LLP
New York, New York
September 23, 1996

                        FPA Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                                    June 30,
                                                ----------------
                                                 1996      1995
                                                ----------------
Assets                                           (In thousands)
- ------                                          ----------------
Cash                                            $ 2,617  $  2,324
Receivables
   Trade accounts                                 3,622     3,636
   Mortgage and other notes                         554     1,674
Real estate held for development and sale
   Residential properties completed
     or under construction                       34,263    35,757
   Land held for development or sale
     and improvements                            46,654    52,921
Property and equipment, at cost, less
  accumulated depreciation                          468       523
Deferred charges and other assets                 4,688     5,439
                                                 ------   -------
                                                $92,866  $102,274
                                                 ======   =======
Liabilities and Shareholders' Equity
Liabilities
Accounts payable                                $12,251  $ 21,445
Accrued expenses                                  5,389     6,246
Amounts due to related parties                    3,026     3,657
Customer deposits                                 2,591     2,739
Mortgage and other note obligations
   primarily secured by:
  Mortgage notes receivable                         283     1,419
  Residential properties                         24,232    27,998
  Land held for development or sale
    and improvements                             18,292    11,304
Senior notes                                                  371
Subordinated debentures                             618     2,231
Other notes payable                               9,473     9,455
Deferred income taxes                             2,056     2,583
Minority interests                                  706       680
                                                 ------   -------
    Total liabilities                            78,917    90,128
                                                 ------   -------

Shareholders' equity
Preferred stock, $1 par, 500,000 shares
  authorized
Common stock, $.10 par, 20,000,000 shares
  authorized, 12,698,131 shares issued at
  June 30, 1996 and 1995                          1,270     1,270
Capital in excess of par value - common stock    17,726    17,726
Retained earnings (deficit)                      (4,176)   (6,104)
Treasury stock, at cost (1,158,936 and
  1,002,513 shares at
  June 30, 1996 and 1995)                          (871)     (746)
                                                 ------   -------
  Total shareholders' equity                     13,949    12,146
                                                 ------   -------
Commitments and contingencies
                                                 ------   -------
                                                $92,866  $102,274
                                                 ======   =======
See notes to consolidated financial statements

                        FPA Corporation and Subsidiaries
                      Consolidated Statements of Operations
                              and Retained Earnings

                                   For the year ended June 30,
                                   ----------------------------
                                     1996      1995      1994
- ---------------------------------------------------------------
                          (In thousands, except per share data)
- ---------------------------------------------------------------
Earned revenues
   Residential properties         $ 86,061   $102,384  $ 64,452
   Land sales                        6,889      4,090       710
   Other income                      1,409      1,366     1,456
- ---------------------------------------------------------------
                                    94,359    107,840    66,618
- ---------------------------------------------------------------
Costs and expenses
   Residential properties           73,546     88,435    55,505
   Land sales                        6,520      3,380       570
   Other                               798        667       472
   Selling, general and
     administrative                 11,316     11,898     9,159
   Interest
     Incurred                        6,838      6,184     4,511
     Less capitalized               (5,538)    (5,019)   (3,503)
   Environmental litigation
     expenses                                     750
   Minority interests                   26         74        71
   Recapitalization expenses                                495
- ---------------------------------------------------------------
                                    93,506    106,369    67,280
- ---------------------------------------------------------------
Income (loss) before income taxes      853      1,471      (662)
Income tax (expense) benefit           382       (270)     (104)
- ---------------------------------------------------------------
Income (loss)from operations
   before extraordinary items and
   cumulative effect of change
   in accounting principle           1,235      1,201      (766)
- ---------------------------------------------------------------
Extraordinary items, net               693                7,956
Cumulative effect of change in
   accounting principle                                   3,970
- ---------------------------------------------------------------
Net income                           1,928      1,201    11,160
Retained earnings (deficit)
   at beginning of year             (6,104)    (7,305)  (18,465)
- ---------------------------------------------------------------
Retained earnings (deficit) at
   end of year                    $ (4,176)  $ (6,104) $ (7,305)
- ---------------------------------------------------------------

                                  Continued...

                        FPA Corporation and Subsidiaries
                      Consolidated Statements of Operations
                              and Retained Earnings

                                   For the year ended June 30,
                                   ---------------------------
                                     1996      1995      1994
- --------------------------------------------------------------

Primary earnings (loss) per share:
   Income (loss) before
     extraordinary items and
     cumulative effect of
     change in accounting
     principle                    $   .10    $   .10   $  (.07)
   Extraordinary gains                .06                  .77
   Cumulative effect of change
     in accounting principle                               .38
- ---------------------------------------------------------------
Total                             $   .16    $   .10   $  1.08
- ---------------------------------------------------------------
Fully diluted earnings (loss)
 per share:
  Income (loss) before
    extraordinary items and
    cumulative effect of
    change in accounting
     principle                    $   .10    $   .10   $  (.07)
   Extraordinary gains                .06                  .75
   Cumulative effect of change
     in accounting principle                               .37
- ---------------------------------------------------------------
Total                             $   .16    $   .10   $  1.05
- ---------------------------------------------------------------

See notes to consolidated financial statements

                        FPA Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                For the year ended June 30,
                                                ---------------------------
                                                 1996       1995      1994
- ---------------------------------------------------------------------------
                                                       (In thousands)
- ---------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                   $  1,928  $  1,201 $ 11,160
 Adjustments to reconcile net income
  to net cash used by operating
  activities:
   Extraordinary gains on early
    extinguishments of debt                       (693)            (7,956)
   Reduction in deferred tax asset
    valuation allowance                           (527)
   Cumulative effect of change in
    accounting principle                                           (3,970)
   Depreciation and amortization                   128       205      116
 Changes in operating assets and liabilities:
   Receivables                                   1,134     2,778    1,700
   Real estate held for development and
    sale                                         7,761    (6,981)  (7,981)
   Deferred charges and other assets               751      (497)     614
   Accounts payable and other liabilities      (10,656)    3,010    2,731
   Customer deposits                              (148)   (2,172)     819
   Deferred income taxes                                      45      (75)
- ---------------------------------------------------------------------------
     Net cash used by operating
       activities                                 (322)   (2,411)  (2,842)
- ---------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of property and equipment                (73)     (207)    (145)
 Cash acquired from business combination                              265
- ---------------------------------------------------------------------------
     Net cash provided by (used in)
       investing activities                        (73)     (207)     120
- ---------------------------------------------------------------------------
Cash flows from financing activities:
 Borrowings from loans secured by real
  estate assets                                 78,567    81,709   60,205
 Repayment of loans secured by real
  estate assets                                (75,345)  (77,313) (58,283)
 Repayment of loans secured by mortgages
  receivable                                    (1,136)     (481)  (3,164)
 Repayment of subordinated debentures and
  senior notes payable                          (1,461)     (425)    (326)
 Borrowings from other note obligations          5,597     1,127    6,144
 Repayments of other note obligations           (5,409)   (2,181)    (304)
 Purchase of treasury stock                       (125)
- ---------------------------------------------------------------------------
     Net cash provided by
       financing activities                        688     2,436    4,272
- ---------------------------------------------------------------------------
 Net increase (decrease) in cash                   293      (182)   1,550
 Cash at beginning of year                       2,324     2,506      956
- ---------------------------------------------------------------------------
 Cash at end of year                          $  2,617 $   2,324 $  2,506
===========================================================================

See notes to consolidated financial statements

                        FPA Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

FPA Corporation and its subsidiaries (the Company) are currently engaged in residential real estate development in Pennsylvania and New Jersey.

A summary of the significant accounting principles and practices used in the preparation of the consolidated financial statements follows:

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The financial statements include the consolidated financial position and results of operations of Versailles Associates, L.P., and Bridlewood Associates, L.P., joint ventures in which a subsidiary of the Company is the sole General Partner. The outside limited partners have been allocated their portion of the income or loss and equity. These amounts are presented as minority interests in the financial statements. All material intercompany transactions and accounts have been eliminated.

Earned revenues from real estate transactions
              The Company recognizes revenues from sales of residential properties at the time of closing except as discussed below.

The Company sells developed and undeveloped land in bulk and under option agreements. Revenues from sales of land and other real estate are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied. To the extent that certain sales or portions thereof do not meet all conditions necessary for profit recognition, the Company uses other methods to recognize profit, including cost recovery and the deposit methods. These methods of profit recognition defer a portion or all of the profit and recognition of the profit is dependent upon the occurrence of future events.

Real estate capitalization and cost allocation
Residential properties completed or under construction are stated at cost or estimated net realizable value, whichever is lower. Costs include land and land improvements, direct construction costs, construction overhead costs, interest on indebtedness and real estate taxes. Selling and advertising costs are expensed as incurred. Total estimated costs of multi-unit developments are allocated to individual units based upon specific identification methods.

Land and improvement costs include land, land improvements, interest on indebtedness and real estate taxes. Appropriate costs are allocated to projects on the basis of acreage, dwelling units and relative sales value. Land held for development or sale and improvements are stated at cost or estimated net realizable value, whichever is lower.

In March, 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). The provisions of SFAS No. 121 must be implemented by the Company in fiscal 1997. The Company believes that its current impairment policy is substantially similar to SFAS No. 121 and, accordingly, the adoption of SFAS No. 121 is not currently expected to have a significant effect on the Company's financial position or results of operations upon adoption.

Land and land improvements applicable to condominiums, townhomes, single-family homes and other projects are transferred to construction in progress when construction commences.

Interest costs included in Costs and Expenses for fiscal years 1996, 1995 and 1994 were $4,588,000, $5,236,000 and $4,473,000, respectively.

Depreciation, amortization and maintenance expense
Depreciation and amortization is primarily provided on the straight-line method at rates calculated to amortize the cost of the assets over their estimated useful lives. Expenditures for maintenance, repairs and minor renewals are expensed as incurred; major renewals and betterments are capitalized. At the time depreciable assets are retired or otherwise disposed of, the cost and the accumulated depreciation of the assets are eliminated from the accounts and any profit or loss is recognized.

Leases
The Company's leasing arrangements as lessee include the leasing of certain office space, residential units and equipment. These leases have been classified as operating leases.

Income taxes
In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". The Company has adopted the principles of SFAS 109, as required, effective July 1, 1993 on a prospective basis. The cumulative effect of adoption of SFAS 109 was approximately $3,970,000, as adjusted.

The Company and its subsidiaries file a consolidated federal income tax return. See Note 12 for an additional discussion of income tax matters.

Earnings per share
Primary earnings (loss) per common share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding and common stock equivalents. The weighted average number of shares used to compute primary earnings (loss) per common share was 11,781,425 shares in 1996, 11,974,618 shares in 1995 and 10,355,805 shares in 1994.

Fully diluted earnings per common share is computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding and all potentially dilutive securities. There were 11,781,425 shares in 1996, 11,974,618 shares in 1995 and 10,644,693 shares in 1994.

The fiscal 1994 shares for both primary and fully diluted assume the conversion of the Series C preferred stock effective October 22, 1993 and that the options (as described in Note 13) were outstanding as of July 1, 1993.

On a proforma basis, if the $3,000,000 Convertible Subordinated Notes issued in August, 1996 (See Note 9) were converted into 2,000,000 shares of common stock, primary and fully diluted earnings per share have been $.16 and $.14 for the fiscal year ended June 30, 1996.

Disclosures About Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS 107), requires the Company to disclose the estimated fair market value of its financial instruments. The Company believes that the carrying value of its financial instruments (primarily mortgages receivable and mortgage notes payable) approximate fair market value and that any differences are not significant. This assessment is based upon substantially all of the Company's debt obligations being based upon the prime rate of interest which is a variable market rate.

Reclassifications
Certain amounts in the accompanying financial statements have been reclassified for comparative purposes.

Management's Estimates and Assumptions
The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidated Statements of Cash Flows
For purposes of reporting cash flows, short-term investments with original maturities of ninety days or less are considered cash equivalents.

Supplemental disclosures of cash flow information:

                                             (In thousands)
                                          1996     1995    1994
                                         ----------------------
Cash paid during the year for:
Interest (net of amounts capitalized)   $  143   $  205   $   97
Income taxes                               165      297    1,023

During the second quarter of fiscal 1996, the Company completed a transaction to fully satisfy a note payable with an outstanding balance of approximately $380,000 and reacquired 116,823 shares of Common Stock in exchange for a cash payment of $235,000. These shares have been retained by the Company as treasury stock. This transaction resulted in an extraordinary gain of approximately $170,000, net of income tax expense of approximately $30,000.

In June, 1996, the Company fully satisfied $1,522,000 of its then outstanding Subordinated Debentures and related accrued interest for a cash payment of $907,000. This transaction resulted in an extraordinary gain of $523,000, net of income tax expense of $92,000.

The 1993 Recapitalization Transactions (Note 2) include significant non-cash components. The following schedule summarizes these items:
                                       Acquisition     Other 1993
                                         of OCC     Recapitalization
                                        10/22/93      Transactions
                                        --------      ------------
                                             (in thousands)

Cash                                  $    265        $
Receivables                              1,814            (223)
Real estate held for development
  and sale                              29,843          (1,379)
Property and equipment                     447
Deferred charges and other assets        2,760             (10)
                                        ------          ------
                                      $ 35,129        $ (1,612)
                                        ======          ======

Accounts payable and accrued
  liabilities                         $ 12,768        $   (356)
Customer deposits                        1,660
Mortgage and other note obligations
  primarily secured by:
  Real estate held for development
   or sale                              18,475          (5,524)
Senior notes                                            (5,505)
Subordinated debentures                                 (1,192)
Other notes payable                        769           1,139
Deferred taxes                           1,169
                                        ------          ------
                                      $ 34,841        $(11,438)
                                        ------          ------

Mandatorily redeemable series
  A preferred stock                                     (2,000)

Series C preferred stock                    50
Capital in excess of par -
  preferred                                238
Common stock
Capital in excess of par - common                          646
Retained earnings                                       11,926
Treasury stock                                            (746)
                                        ------          ------
                                           288           9,826
                                        ------          ------
                                      $ 35,129        $ (1,612)
                                        ======          ======

On October 22, 1993, the Company acquired Orleans Construction Corporation as more fully described in Note 2. The assets acquired, liabilities assumed and other noncash effects of this transaction have not been reflected in the Consolidated Statements of Cash Flows.

As discussed in Note 2, on October 22, 1993, a transaction was completed between the Company and Jeffrey P. Orleans whereby the Company issued $1,800,000 of Series B Notes in exchange for $6,331,000 aggregate principal and accrued interest of 12 5/8% Senior Notes due August 15, 1996, and $1,371,000 aggregate principal and accrued interest of 1991 Subordinated Debentures due September 1, 2000 owned by Mr. Orleans. This transaction resulted in an extraordinary gain of $3,718,000, net of income taxes of $1,989,000.

The Flora transactions described in Note 2 include certain non cash items which have not been reflected in the Consolidated Statements of Cash Flows. These items include approximately $1,500,000 of real estate assets given in exchange for the retirement of the Company's Subordinated Note payable with a principal balance of $2,559,380 plus accrued interest. Further, $2,100,000 of new notes payable were issued in exchange for 50,000 shares of Series A Preferred Stock, which has been canceled, and the reacquisition of 1,002,513 shares of the Company's Common Stock.

As discussed in Note 2, in September, 1993 the Company consummated an agreement with the Federal Deposit Insurance Corporation ("FDIC") under which the Company was able to fully satisfy mortgage obligations at less than the carrying value of the debt. An extraordinary gain on early extinguishment of debt of $3,185,000 net of income tax expense of $1,821,000 is reflected in the fiscal 1994 financial statements.

Also discussed in Note 2, during fiscal 1994, the Company entered into an agreement with one of its lenders to satisfy several mortgage obligations aggregating $4,272,000 at less than the carrying value of the debt. An extraordinary gain on early extinguishment of debt of $437,000, net of income tax expense has been reflected in the fiscal 1994 financial statements.

During fiscal 1994, the Company issued payment-in-kind obligations to a majority of its Senior Note holders in lieu of scheduled cash interest payments aggregating approximately $159,000.

Note 2.  1993 Recapitalization Transactions

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

Acquisition of Orleans Construction Corporation

On October 22, 1993, the Company completed a transaction among the Company, OCC, a Pennsylvania corporation, and Mr. Orleans, Chairman of the Board and Chief Executive Officer of the Company and formerly the owner of all of the outstanding stock of OCC. Mr. Orleans exchanged his OCC stock for newly-created Series C Preferred Stock, which was converted into 6,000,000 shares of Common Stock in September, 1994. This acquisition was recorded at the OCC historical cost basis at the date of the transfer, since it was conducted with an entity deemed to be under common control. The total assets and liabilities assumed at the date of the OCC acquisition were $35,129,000 and $34,841,000, respectively.

If the Companies were combined as of July 1, 1993, the proforma results would have been as follows: Earned revenues $75,839,000, loss from continuing operations $1,090,000 and net income of $10,836,000. Primary and fully diluted earnings per share would have been $.75 and $.73, respectively.

Issuance of Series A Notes by the Company and Sale of Common Stock by
Jeffrey P. Orleans.
During the second quarter of fiscal 1994, the Company issued an aggregate principal amount of $3,000,000 of newly-created Series A Notes to investors in a private placement (the "Series A Investors"), including Mr. Orleans and other executive officers, directors and key personnel of the Company for cash consideration. The Series A Notes bear interest at 2% over the prime rate with a maturity date of September 15, 1998.

Contemporaneously with the sale by the Company of the Series A Notes, Mr. Orleans sold 1,674,000 shares of Common Stock of the Company owned by him to the other Series A Investors. The shares sold by Mr. Orleans were previously issued shares. In addition, Mr. Orleans was issued $1,000,000 in new Series B Notes for cash consideration. The Notes have similar terms to the Series A Notes.

Corporate Debt Restructuring.
During the second quarter of fiscal 1994, the Company issued $1,800,000 of Series B Notes in exchange for $7,700,000 aggregate principal and accrued interest of Senior Notes and Subordinated Debentures owned by Mr. Orleans. This transaction resulted in a second quarter fiscal 1994 extraordinary gain of $3,718,000, net of income taxes of $1,989,000.

Transactions with Flora Group.
On August 27, 1993, the Company consummated a Note and Stock Acquisition Agreement with the Flora Group, a group of entities which were formerly principal stockholders and creditors of the Company. The transactions included the exchange of cash and certain real estate assets owned by the Company for the retirement of subordinated notes, the retirement of the Series A mandatorily redeemable Preferred Stock in exchange for new debt securities and the repurchase of 1,002,513 shares of Common Stock in exchange for the issuance of new debt securities.

The Company exchanged land in Florida with a carrying value of approximately $1,500,000 and a cash payment of $250,000 for the retirement of the Company's Subordinated Floating Rate Notes due April 1, 1997 with an aggregate unpaid principal balance of $2,559,380 plus accrued interest. This transaction resulted in an extraordinary gain of approximately $616,000, which is net of estimated tax effect of $377,000.

The Company issued a Note to Flora in the original principal amount of $1,100,000 due August 31, 2023, which accrued interest at 5.5% per annum until December 31, 1995 and at 10% thereafter, in exchange for 50,000 shares of Series A Preferred Stock held by Flora.

Additionally, the Company issued new debt securities to the Flora Group in exchange for the retirement of mandatorily redeemable preferred stock and the repurchase of 1,002,513 shares of Common Stock. This stock is being retained by the Company as treasury stock.

Mortgage Debt Restructuring.
On September 14, 1993, the Company consummated an agreement with the Federal Deposit Insurance Corporation ("FDIC") under which the Company was able to fully satisfy mortgage obligations aggregating approximately $10,700,000 in exchange for a payment of approximately $5,700,000. An extraordinary gain on early extinguishment of debt of $3,185,000, net of income tax expense of $1,821,000 has been reflected in the accompanying fiscal 1994 financial statements. The Company also recognized an extraordinary gain on early extinguishment of debt of $437,000, net of related income tax expense, during fiscal 1994, as a result of a similar transaction with an unrelated lender.

Note 3.  Joint Ventures

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

Note 4.  Certain Transactions with Related Parties

Prior to October 22, 1993, OCC had advanced funds to, borrowed funds from, and paid expenses and debt obligations on behalf of Orleans Builders and Developers ("OB&D"), a limited partnership whose partners include Jeffrey P. Orleans and the Trust of Selma Orleans. At June 30, 1996 amounts owed by the Company to the partnership aggregated $3,026,000. These advances are payable on demand and bear interest at 7%. Interest incurred on these advances amounted to $236,000, $369,000 and $168,000 for the twelve months ended June 30, 1996 and 1995 and eight months ended June 30, 1994, respectively.

The Company has exercised its option to purchase sections of land from OB&D under the terms of an existing option agreement. These parcels were subsequently sold to an unaffiliated third party for a purchase price of $1,901,000 and $3,336,000 during fiscal 1996 and 1995, respectively. These transactions resulted in a profit before income taxes of $301,000 and $548,000, respectively. The remaining real estate under the option agreement with OB&D is under an option agreement of sale for approximately its option price plus current carrying value with the above referenced buyer.

Note 5. Receivables

Trade accounts receivable result primarily from escrow deposits on residential units, accrued interest and net proceeds due from residential closings. Mortgage and other notes receivable, which are due in varying installments through 2017, bear interest at rates from 8% to 12%. Mortgage and other notes receivable consist of the following:

                                                    June 30,
                                             -------------------
                                                1996        1995
                                             -------------------
                                                (In thousands)
- ----------------------------------------------------------------
Mortgage subsidiary receivables              $   290     $ 1,438
First mortgage notes, secured by
  residential and other properties               264         266
- ----------------------------------------------------------------
                                                 554       1,704
Less:  Deferred sales proceeds and allow-
       ance for uncollectible accounts            -          (30)
- -----------------------------------------------------------------
                                             $   554     $ 1,674
- ----------------------------------------------------------------
Due within one year                          $   147     $   383
- ----------------------------------------------------------------

Note 6. Real Estate Held for Development and Sale

Residential properties consist of the following:

                                                    June 30,
                                             -------------------
                                                1996        1995
                                             -------------------
                                                 (In thousands)
- ----------------------------------------------------------------
Condominiums and townhomes                   $20,293     $22,368
Single-family homes                           13,970      13,389
- ----------------------------------------------------------------
                                             $34,263     $35,757
- ----------------------------------------------------------------

Residential properties completed or under construction consist of the following:

                                                    June 30,
                                             -------------------
                                                1996        1995
                                             -------------------
                                                 (In thousands)
- ----------------------------------------------------------------
Under contract for sale                      $21,243     $23,242
Unsold                                        13,020      12,515
- ----------------------------------------------------------------
                                             $34,263     $35,757
- ----------------------------------------------------------------

Note 7. Mortgage Subsidiaries

The Company has a wholly-owned financing subsidiary which had been involved, through unaffiliated companies, in issuing mortgage-collateralized bonds. Condensed financial information for the finance subsidiary is as follows:

                                                   June 30,
                                             ------------------
                                               1996        1995
                                             ------------------
                                                 (In thousands)
- ---------------------------------------------------------------
Total assets, principally
  mortgage notes receivable                  $   351     $ 1,586
Total liabilities, principally
  bonds payable                                  283       1,444
- ----------------------------------------------------------------
Advances from
  parent company                             $    68     $   142
- ----------------------------------------------------------------
Net income for the year ended                $    32     $    27
- ----------------------------------------------------------------

During fiscal 1996, the Company completed a transaction to sell approximately $1,000,000 of the mortgage receivables without recourse for assumption of the related bond liability and proceeds of approximately $100,000.

Note 8. Property and Equipment

Property and equipment consists of the following:

                                                    June 30,
                                             ------------------
                                                1996       1995
                                             ------------------
                                                 (In thousands)
- ---------------------------------------------------------------
Equipment and fixtures                       $   815     $ 1,151
Less accumulated depreciation                   (347)       (628)
- -----------------------------------------------------------------
                                             $   468     $   523
- ----------------------------------------------------------------

Depreciation expense was $128,000, $205,000 and $95,000 during fiscal 1996, 1995 and 1994, respectively.

In August, 1995, the Company's corporate offices were destroyed by fire. These premises were under a long term operating lease from a related party. The claim with the insurance carrier is being negotiated. The Company does not expect to incur a loss in connection with the fire and the resolution of its insurance claim.

Note 9. Mortgage and Other Note Obligations

The maximum balance outstanding under construction and inventory loan agreements at any month end during fiscal 1996, 1995 and 1994 was $33,473,000, $27,998,000 and $19,835,000, respectively. The average month end balance during fiscal 1996, 1995 and 1994 was approximately $29,327,000, $22,940,000 and $12,100,000, respectively, bearing interest at an approximate average annual rate of 9.5%, 9.2% and 7.2%, respectively. Mortgage obligations secured by land held for development or sale and improvements are due in varying installments through fiscal 1999 with interest primarily at 1% above the prime rate.

Maturities of land and improvement mortgage obligations, other than residential property construction loans, during the next five fiscal years are: 1997 - $3,119,000; 1998 - $10,121,000; 1999 - $2,112,000 and 2000 - $2,940,000.
Obligations under residential property and construction loans amounted to $24,232,000 at June 30, 1996 and are repaid at a predetermined percentage of the selling price of a unit when a sale is completed.

Included in the Other Notes Payable balance of $9,473,000 at June 30, 1996 are cash advances made to the Company by Jeffrey P. Orleans aggregating approximately $2,800,000. Upon an additional advance in August, 1996 of $200,000, the Company issued Mr. Orleans a $3,000,000 Convertible Subordinated 7% Note dated August 8, 1996 which matures January 1, 2002. Pursuant to its terms, this Note subject to approval for listing by the American Stock Exchange of the underlying shares, would be convertible into FPA Corporation common stock at $1.50 per share with quarterly interest payments and principal due in annual installments of $1,000,000 beginning January 1, 2000.

Also included in the aggregate Other Note Payable balance of $9,473,000 are Series A and Series B Notes Payable held by Mr. Orleans and other certain officers, directors and key personnel of the Company (Note 2) of approximately $3,525,000 which mature in fiscal 1999. Repayment of these obligations will be from proceeds from the sale of units at certain residential properties. During fiscal 1996, Mr. Orleans agreed to defer up to $1,350,000 of interest and principal payments due him pursuant to the repayment terms of the Series A and B Notes. As of June 30, 1996, the Company has deferred approximately $750,000 of these payments which are also included in Other Notes Payable. Promissory Notes issued in the Flora Group Transactions aggregated $1,649,000 at June 30, 1996 and were to be amortized over a 30 year term with a maturity date in fiscal 2024. As discussed in Note 1, the Company retired one of the Flora Group notes with an outstanding balance of $380,000 for a cash payment of $235,000 resulting in an extraordinary gain of $170,000 net of income tax expense of $30,000.

In July, 1996, the Company retired the remainder of the Flora Group notes for a cash payment of $1,061,000 resulting in a Fiscal 1997 extraordinary gain of $594,000 net of income tax expense of $100,000. The Company also reacquired 183,177 shares of its common stock in this transaction which will be held as treasury stock.

In addition, the Company has various working capital and property and equipment note obligations which require various monthly repayment terms with maturity dates from 1996 through 1999.

Note 10. Senior Notes

The Company retired the remaining 125/8% Senior Notes pursuant to their terms on February 15, 1996.

Note 11. Subordinated Debentures

On September 8, 1980, the Company sold 25,000 Units, each consisting of a $1,000 debenture bearing interest at 14 l/2% per annum and 5 shares of Common Stock.

The debentures, which are unsecured obligations and are subordinated to senior indebtedness, as defined, mature September l, 2000 and require semi-annual interest payments each September and March with the balance due on September 1, 2000. Optional prepayments may be made at 100% of the principal amount thereof. The debentures contains certain default provisions and imposes restrictions on the amount of dividends or distributions to shareholders. The debentures are presented net of unamortized debt discount, which is being amortized as additional interest over the life of the debentures. As of June 30, 1996, a total principal amount of $575,000 of original subordinated debentures remain outstanding.

Note 12. Income Taxes

The provision (benefit) for income taxes is summarized as follows:

                                       For Year Ended June 30,
                                    --------------------------
                                    1996       1995      1994
                                    --------------------------
                                          (In Thousands)
- --------------------------------------------------------------
Continuing operations
     Current                        $   145   $   270  $   104
     Deferred                          (527)
- --------------------------------------------------------------
                                    $  (382)  $   270  $   104
- --------------------------------------------------------------
Extraordinary Item
     Current                        $   117   $          4,336
     Deferred                                             (149)
- ---------------------------------------------------------------
                                    $   117   $        $ 4,187
- --------------------------------------------------------------

The differences between taxes computed at federal income tax rates and amounts provided for continuing operations are as follows:

                                       For Year Ended June 30,
                                    ----------------------------
                                      1996      1995      1994
                                    ----------------------------
                                           (In thousands)
- ----------------------------------------------------------------
Amount computed at statutory rate   $   290   $   500   $  (225)
State income taxes, net of federal
  tax benefit                            21        17        75
Unrealized (realized) benefits from
   net operating loss carry forwards
   and other tax credits               (693)     (247)      254
- -----------------------------------------------------------------
                                    $  (382)  $   270   $   104
- -----------------------------------------------------------------

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These "temporary differences" are determined in accordance with Financial Accounting Standards Board Statement No. 109 ("SFAS 109") (Note 1). The principal component of the Company's deferred tax liability of $2,056,000 at June 30, 1996 are temporary differences arising from interest and real estate taxes incurred prior to commencing active construction being capitalized for book purposes while being expensed for tax purposes. In addition, temporary differences arise from net realizable value adjustments recognized for book purposes but not for tax purposes. These temporary differences reverse ratably as the communities sellout. The principal items making up the deferred income tax provisions from continuing operations are as follows:

                                         For Year Ended June 30,
                                     ---------------------------
                                        1996      1995     1994
                                     ---------------------------
                                            (In thousands)
- ----------------------------------------------------------------
Interest and real estate taxes       $   238   $   424  $   461
Difference in tax accounting for
  land and property sales (net)          (29)        7       46
Unrealized (realized) tax net
  operating loss carryforwards          (435)     (370)   1,430
Reserves for book not tax                142      (144)    (129)
Gain (loss) from joint ventures            2
Deferred compensation                     34        99
Depreciation and other                    48       (16)      25
Debt redemption                                          (1,919)
Recapitalization expenses                                    86
Reduction to deferred tax asset
  valuation reserve                     (527)
- ---------------------------------------------------------------
                                     $  (527)  $        $
- ---------------------------------------------------------------

The Company adopted the principles of SFAS 109, as required, effective July 1, 1993 on a prospective basis. The cumulative effect of adoption of SFAS 109 was approximately $3,970,000, as adjusted. This gain was primarily the result of the effects of previously unrecognized net operating losses and other carryforward tax benefits in excess of net deferred taxable items and net of a valuation reserve of approximately $1,000,000. The valuation reserve reflected the excess of the carryforwards over existing net deferred taxable items and expected taxable gains on certain of the 1993 Recapitalization Transactions.

Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. SFAS 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of certain tax assets depends on the Company's ability to generate sufficient taxable income in the future, including the effects of future anticipated arising/reversing temporary differences. The Company has undergone substantial capital and operational restructuring in recent years and currently anticipates acquiring additional projects at favorable prices. Further, the Company reported income from continuing operations in fiscal 1996 and 1995. While the Company anticipates that total deferred tax assets will be fully realized by future operating results and future tax planning strategies, losses in recent years along with volatility in the real estate market make it appropriate to continue to record a valuation allowance. Accordingly, the Company has provided a valuation allowance equal to 50% and 100% of the total deferred income tax assets which are dependent upon future taxable income for realization in certain tax jurisdictions at June 30, 1996 and 1995, respectively.

As of June 30, 1996, the Company has deferred tax assets aggregating $1,055,000 and an offsetting valuation reserve of approximately $528,000 included in its net deferred tax liability of $2,056,000.

At June 30, 1996, the Company had alternative minimum tax credits of approximately $856,000 which may be used to reduce or eliminate ordinary federal income taxes. These alternate minimum tax credits, which do not have an expiration date, are part of the deferred tax assets discussed previously.

Note 13.  Stock Option Plan

In December 1992, the Board of Directors adopted (i) the 1992 Stock Incentive Option Plan relating to options for up to 560,000 shares (increased in August, 1994 to 660,000 shares) of Common Stock of the Company and (ii) the Non-Employee Directors Stock Option Plan relating to a maximum of 100,000 shares. Prior to fiscal 1995, the Stock Option Committee had granted options aggregating 540,000 shares to certain employees of the Company under the 1992 Incentive Stock Option Plan and options aggregating 75,000 to three non-employee Directors. During fiscal 1996, 80,000 options were granted at an exercise price of $1.25 to $2.00 per share and 50,000 options were granted at an exercise price of $1.25 or the fair market value on the date of vesting, whichever is greater.

In February, 1995, the Board of Directors adopted the 1995 Stock Option Plan for Non-Employee Directors which provides for options for up to 100,000 shares. On February 28, 1995, 75,000 options were granted under this plan to three additional non-employee Directors.

The option price per share under all plans was established at the fair market value at the dates of each grant which was $.69 to $2.81 per share. Total outstanding options under all three plans aggregated 825,000 shares with expiration dates between fiscal 2004 and 2006.

Note 14.  Commitments and Contingencies

At June 30, 1996, the Company had outstanding bank letters of credit amounting to $14,653,000 as surety for completion of improvements at various developments of the Company.

At June 30, 1996 the Company had agreements to purchase land and approved homesites aggregating approximately 1,100 building lots with purchase prices totaling approximately $27,600,000. Purchase of the properties is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the Sellers. The Company expects to utilize purchase money mortgages to finance a majority of these acquisitions. The Company anticipates completing a majority of these acquisitions in calendar 1998. The Company has made deposits totaling approximately $1,100,000 under these agreements which are included in deferred charges and other assets.

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

Pursuant to an Order dated February 6, 1996 issued by the New Jersey Department of Environmental Protection ("NJDEP"), the Company submitted a Closure/Post-Closure Plan ("Plan") and Classification Exception Area ("CEA") for certain affected portions of Colts Neck Estates, a single family residential development built by the Company in Washington Township, Gloucester County, New Jersey. The affected areas include those portions of Colts Neck where solid waste allegedly was deposited. NJDEP approved the Plan and CEA on July 22, 1996. The Plan, in part, requires the Company to (i) perform gas monitoring for methane on a quarterly basis for a period of one year; (ii) vegetate and cover with clean fill affected areas; and (iii) deed restrict portions of the affected open space owned by it. NJDEP's approval of the CEA imposes restrictions on the use of ground water within the affected area. Neither the implementation of the Plan nor CEA is expected to have a material adverse effect on the Company's results of operations or its financial position although NJDEP as a standard condition of its approval of the Plan and CEA reserves the right to amend its approval to require additional remediation measures if warranted.

Approximately 145 homeowners at Colts Neck instituted three lawsuits against the Company, which were separately filed in state and Federal courts between April and November, 1993. These suits were consolidated in the United States District Court for the District of New Jersey and were subject to court-sponsored mediation. Asserting a variety of state and federal claims, the plaintiffs in the consolidated action alleged that the Company and other defendants built and sold them homes which had been constructed on and adjacent to land which had been used as a municipal waste landfill and a pig farm. The complaints asserted claims under the federal Comprehensive Environmental Response, Compensation and Liability Act, the Federal Solid Waste Disposal Act, the New Jersey Sanitary Landfill Facility Closure and Contingency Act, the New Jersey Spill Compensation and Control Act, as well as under theories of private nuisance, public nuisance, common law fraud, latent defects, negligent misrepresentation, consumer fraud, negligence, strict liability, vendor liability, and breach of warranty, among others.

In September, 1993 the Company brought a state court action against more than 30 of its insurance companies seeking indemnification and reimbursement of costs of defense in connection with the three Colts Neck actions referred to above. That action has been stayed, and the Company's claims against its insurers have also been brought as third-party claims in the consolidated Colts Neck litigation in Federal court along with third-party claims against the former owners and operators of the Colts Neck property as well as claims against the generator of the municipal waste allegedly disposed on the property.

As a result of the court sponsored mediation, the Company and the plaintiffs in the consolidated litigation entered into a settlement agreement. Under that agreement, which has been approved by the Court, a $6,000,000 Judgment was entered against the Company in favor of a class comprising most of the current and former homeowners. The Company, which has paid $650,000 on August 28, 1996 to the class, has no liability for the remainder of the Judgment. The remainder of the Judgment is to be paid solely from the proceeds of the state and federal court litigation against the Company's insurance companies. Although, under the settlement agreement the Company is obligated to prosecute and fund the litigation against its insurance companies, the Company is entitled to obtain some reimbursement of those expenses. Specifically, under the settlement agreement, the Company may obtain reimbursement of its aggregate litigation expenses in excess of $100,000 incurred in connection with its continued prosecution of the insurance claims to the extent that settlements are reached and to the extent that the portion of those settlement funds designated to fund the litigation are not exhausted. The Company's right to reimbursement may, under certain circumstances, be limited to a total of $300,000.

The Company has accrued estimated costs of environmental testing as well as all other reasonably estimable future investigatory, engineering, legal and litigation costs and expenses. During fiscal 1995, the Company increased its recorded reserves to give effect to the net amounts to be paid under the settlement agreement, and the anticipated unreimbursed costs to the Company of the insurance litigation. The Company believes that neither the implementation of the settlement agreement nor the resolution of the insurance claims through further litigation will have a material effect on its results of operations or its financial position.

The Company is not aware of any other environmental liabilities associated with any of its other projects.

                        FPA CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 For the year ended June 30, 1996, 1995 and 1994
                                 ($000 omitted)

- -------------------------------------------------------------------------------------------------------------------
             Column A                Column B                    Column C                    Column D      Column E
- -------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                      --------------------------------------

                                     Balance at       Charged to costs    Charged to other    Deduc-     Balance at
             Description         beginning of period    and expenses     accounts - describe  tions    end of period
- --------------------------------------------------------------------------------------------------------------------

Provision for uncollectibility
  of receivables:

  Year ended June 30, 1996            $   30             $   -                                $   30         $   -
                                      ======             ======                               ======         =====

  Year ended June 30, 1995            $   35             $   -                                $    5        $   30
                                      ======             ======                               ======        ======

  Year ended June 30, 1994            $   55             $   -                                $   20        $   35
                                      ======             ======                               ======        ======


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.
         There are no matters required to be reported hereunder.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
         Incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of Stockholders to be held in December, 1996. Information concerning the executive officers is included under the separate caption Item A. "Executive Officers of the Registrant" under Part I of this Form 10-K.
Item 11.  Executive Compensation.
         Incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of Stockholders to be held in December, 1996.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
         Incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of Stockholders to be held in December, 1996.
Item 13. Certain Relationships and Related Transactions.
         Incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of Stockholders to be held in December, 1996.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K.

  (a)  l.  Financial Statements

           The financial statements and schedule listed in the index on the first page under Item 8 are filed as part of this Form 10-K.
  (b) Reports on Form 8-K. The Company did not file a Form 8-K for the quarter ended June 30, 1996.
  (c)      Exhibits
Exhibit
Number
3.l      Certificate of Incorporation of the Company dated September 4,
         1969 {incorporated by reference to Exhibit 2.l of the Company's Registration Statement on Form S-7, filed with the Securities and Exchange Commission (S.E.C. File No. 2-68662) (herein referred to as "Form S-7")}.

3.2 Amendment to Certificate of Incorporation of the Company filed July 25, 1983 {incorporated by reference to Exhibit 3.2 of Amendment No. 2 to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission (S.E.C. File No. 2-84724)}.

3.3 Amendment to Certificate of Incorporation of the Company filed May 27, 1992 (incorporated by reference to Exhibit 3.6 of Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (S.E.C. File No. 33-43943) (the "Form S-1")).

3.4 Agreement and Plan of Merger dated as of October 22, 1993, by and among the Company, FPA Merger Subsidiary, Inc. a

         Pennsylvania corporation; Orleans Construction Corp. ("OCC"); and Jeffrey P. Orleans, including the Certificate of Designation respecting the Series C Preferred Stock incorporated by reference to Exhibit 3.5 to the Company's Form 8-K dated October 22, 1993 filed with the Securities and Exchange Commission (the "1993 Form 8-K").

3.5 Certificate of Designation filed by the Company on September 6, 1991 with the Secretary of State of Delaware respecting the Series A Preferred Stock and Series B Junior Preferred Stock (incorporated by reference to Exhibit 4.4 of the Company's Form 8-K dated September 11, 1991 ("1991 Form 8-K")).

3.6 Subsequent Certificate to Certificate of Designations, Preferences and Rights of Series A Preferred Stock and Series B Junior Preferred Stock of FPA Corporation adopted September 14, 1992 and filed with the Secretary of State of Delaware. (incorporated by reference to Exhibit
         4.19 to Registrant's Form 10-K for the fiscal year ended June 30, 1994.)

3.7 Subsequent Certificate to Certificate of Designations, Preferences and Rights of Series A Preferred Stock and Series B Junior Preferred Stock of FPA Corporation filed on September 2, 1993 with the Secretary of State of Delaware.

3.8 Certificate of Designations, Preferences and Rights of Series C Preferred Stock filed by the Company on October 21, 1993 with the Secretary of State of Delaware respecting the Series C Preferred Stock. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated October 22, 1993).

3.9 By-Laws, as last amended March 16, 1990 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated April 11, 1990, filed with the Securities and Exchange Commission (the "1990 Form 8-K")).

4.l Form of the Company's 14 l/2% Subordinated Debentures due September l, 2000 (contained in, and beginning on page 12 of, Exhibit 4.2).

4.2 Form of Indenture dated September l, 1980, between the Company and The Fidelity Bank (the "Debenture Indenture"), relating to the Company's 14 l/2% Subordinated Debentures due September l, 2000 (incorporated by reference to Exhibit 2.3 of Amendment

         No. 2 to the Company's Form S-7).

4.3 Form of Second Supplemental Indenture dated March 30, 1990 to the Debenture Indenture (incorporated by reference to Exhibit 4.3 to the 1990 Form 8-K).

4.4 Note Exchange Agreement, dated September 11, 1991, respecting the issuance of $5,032,935.38 aggregate principal amount of 12 5/8% Senior Notes due February 15, 1996, with the form of the Company's 12 5/8% Senior Notes due February 15, 1996 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.5 to the 1991 Form 8-K).

4.5 Debenture Exchange Agreement, dated September 11, 1991, respecting the issuance of $2,356,282.50 aggregate principal amount of 1991 14 1/2% Subordinated Debentures due September 1, 2000 with the form of the Company's 1991 14 1/2% Subordinated Debentures due September 1, 2000 attached as Exhibit A thereto (incorporated by reference to Exhibit 4.6 to the 1991 Form 8-K).

4.6 Form of Note Purchase Agreement dated as of October 22, 1993, together with form of Series A Variable Rate Notes due September 15, 1998 issued by the Company attached thereto (incorporated by reference to Exhibit
         4.2 to the 1993 Form 8- K).

4.7 Form of Note Purchase Agreement dated October 22, 1993, together with form of Series B Variable Rate Mortgage Notes due September 15, 1998 issued by the Company attached thereto (incorporated by reference to Exhibit 4.24 to the 1993 Form 8- K).

4.8 Form of Note Purchase Agreement, dated as of August 1, 1996, together with form of $2,000,000 Variable Rate Note due September 30, 2000.

4.9 Form of Note Purchase Agreement, dated as of August 1, 1996, together with form of $3,000,000 Convertible Subordinated 7% Note due January 1, 2002.

10.1 Form of Indemnity Agreement executed by the Company with Directors of the Company (incorporated by reference to Exhibit B to the Company's Proxy Statement respecting its 1986 Annual

         Meeting of Stockholders).

10.2 Employment Agreement between the Company and Jeffrey P. Orleans, dated June 26, 1987 (incorporated by reference to Exhibit 10.2 to the Form S-1.)

10.3 Mortgage dated March 17, 1992 granted by the Company to Jeffrey P. Orleans, respecting property in Washington Township, Gloucester County, New Jersey (incorporated by reference to Exhibit 10.3 to the 1992 Form 8-K).

22.      Subsidiaries of Registrant.

25.      Power of Attorney (included on Signatures page).

27. Financial Data Schedule (included in electronic filing format only).