Form 10-Q
period 1996-09-30
FPA CORP /DE/
filed 1996-11-13
CIK 38570

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1996

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

         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

Number of shares outstanding as of November 13, 1996: 11,356,018 (excluding 1,342,113 shares held in Treasury).

Item 1. FINANCIAL STATEMENT INDEX

                        FPA Corporation and Subsidiaries
                          Index to Financial Statements

                                                                    PAGE
                                                                    ----

Interim Financial Statements for the quarter ended September 30, 1996

   Consolidated Balance Sheets at September 30, 1996
   and June 30, 1996                                                   2

   Consolidated Statements of Operations and Changes
   in Retained Earnings for the three months
   ended September 30, 1996 and 1995                                   3

   Condensed Consolidated Statements of Cash Flows
   for the three months ended September 30, 1996 and 1995              4

   Notes to Consolidated Financial Statements                      5 - 6

                          PART I. FINANCIAL INFORMATION

Item l. FINANCIAL STATEMENTS

                        FPA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                             September 30, June 30,
                  Assets                        1996         l996
                  ------                        ----         ----
                                            (Unaudited)
Cash                                         $  1,610      $  2,617
Receivables
   Trade accounts                               3,585         3,622
   Mortgage and other notes                       496           554
Real estate held for development and sale
   Residential properties completed
     or under construction                     33,715        34,263
   Land held for development or sale
     and improvements                          48,802        46,654
Property and equipment, at cost, less
  accumulated depreciation                        436           468
Deferred charges and other assets               4,698         4,688
                                               ------        ------
                                             $ 93,342      $ 92,866
                                               ======        ======

       Liabilities and Shareholders' Equity
       ------------------------------------
Liabilities
Accounts payable                             $ 12,620      $ 12,251
Accrued expenses                                5,257         5,389
Amounts due to related parties                  2,841         3,026
Customer deposits                               2,302         2,591
Mortgage and other note obligations
   primarily secured by:
  Mortgage notes receivable                       281           283
  Residential properties                       24,989        24,232
  Land held for development or sale
    and improvements                           18,154        18,292
Subordinated debentures                           582           618
Other notes payable                             8,809         9,473
Deferred income taxes                           2,056         2,056
Minority interests                                693           706
                                               ------        ------
    Total liabilities                          78,584        78,917
                                               ------        ------

Shareholders' equity
Preferred stock, $1 par, 500,000 shares
  authorized
Common stock, $.10 par, 20,000,000 shares
  authorized, 12,698,131 shares issued at
  September 30, 1996 and June 30, 1996          1,270         1,270
Capital in excess of par value - common stock  17,726        17,726
Retained earnings (deficit)                    (3,260)       (4,176)
Treasury stock, at cost (1,342,113 and
  1,158,936 shares at September 30, 1996
  and June 30, 1996)                             (978)         (871)
                                               ------        ------
  Total shareholders' equity                   14,758        13,949
                                               ------        ------
Commitments and contingencies                  ------        ------
                                             $ 93,342      $ 92,866
                                               ======        ======

See notes to consolidated financial statements.

                        FPA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                     (in thousands except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                        -----------------------
                                                          1996           1995
                                                        --------       --------
Earned revenues
    Residential properties                              $ 23,817       $ 22,439
    Land sales                                                               67
    Other income                                             314            372
                                                        --------       --------
                                                          24,131         22,878
Costs and expenses                                      --------       --------
    Residential properties                                20,438         19,362
    Land sales                                                               49
    Other                                                    112            112
    Selling, general and administrative                    2,978          2,679
    Interest:
        Incurred                                           1,481          1,577
        Less capitalized                                  (1,259)        (1,342)
    Depreciation and amortization                             32             32
    Minority interests                                       (13)            59
                                                        --------       --------
                                                          23,769         22,528
Income from continuing operations                       --------       --------
   before income taxes                                       362            350
Income tax expense                                           (40)           (52)
                                                        --------       --------
Income from operation before
  extraordinary items                                        322            298
Extraordinary gain or early
  extinguishment of debt                                     594
                                                        --------       --------
Net income                                                   916            298
Retained earnings (deficit), at
   beginning of period                                    (4,176)        (6,104)
                                                        --------       --------
Retained earnings (deficit), at
   end of period                                        $ (3,260)      $ (5,806)
                                                        ========       ========

Primary earnings per share                              $    .08       $    .03
                                                        ========       ========




                 See notes to consolidated financial statements

                        FPA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (Unaudited)


                                                           Three Months Ended
                                                              September 30,
                                                        -----------------------
                                                          1996           1995
                                                        --------       --------
Cash flows from operating activities:
  Net income                                           $    916        $    298
  Adjustment to reconcile net income
    to net cash used in
    operating activities:
    Extraordinary gain on early
      extinguishment of debt                               (594)
    Depreciation and amortization                            32              32
  (Increase) decrease in assets:
    Receivables                                              95            (473)
    Real estate held for development and sale            (1,600)         (2,679)
    Deferred charges and other assets                       (10)            272
  Increase (decrease) in liabilities
    Accounts payable and accrued expenses                   237            (239)
    Other liabilities                                      (487)            (42)
                                                       --------        --------
      Net cash used in operating
      activities                                         (1,411)         (2,831)
                                                       --------        --------

Cash flows from financing activities:
  Proceeds from mortgages and loans payable              19,553          19,929
  Repayments of mortgages and loans payable             (19,042)        (18,160)
  Purchase of treasury stock                               (107)
                                                       --------        --------
      Net cash provided by financing
      activities                                            404           1,769
                                                       --------        --------
  Net decrease in cash                                   (1,007)         (1,062)
  Cash at beginning of year                               2,617           2,324
                                                       --------        --------
  Cash at end of quarter                               $  1,610        $  1,262
                                                       ========        ========


  Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized          $    118        $    220
    Income taxes paid                                  $   --          $   --



                 See notes to consolidated financial statements

                        FPA CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) In July, 1996, the Company completed a transaction to fully satisfy notes payable with an outstanding balance of approximately $1,650,000 and reacquired 183,177 shares of Common Stock in exchange for a cash payment of approximately $1,061,000. These shares have been retained by the Company as treasury stock. This transaction resulted in an extraordinary gain of $594,000 net of income tax expense of approximately $100,000.

(B) Primary earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents. The weighted average number of shares used to compute primary earnings per common share was 11,506,098 shares for the three months ended September 30, 1996 and 11,901,589 shares for the three months ended September 30, 1995.

(C)               Supplemental disclosure of noncash financing activities:

                  As discussed in Note A, the Company recorded an extraordinary gain of $594,000 on the early retirement of approximately $1,650,000 of notes payable for a cash payment of $1,061,000.

(D) Residential properties completed or under construction consists of the following:

                                                September 30,   June 30,
                                                   1996          1996
                                                -------------   --------

                  Under contract for sale         $21,325       $21,243
                  Unsold                           12,390        13,020
                                                  -------       -------
                                                  $33,715       $34,263
                                                  =======       =======

(E) The above statements are unaudited but include all adjustments which the Company considers necessary for a fair presentation of the financial statements. All adjustments made for the periods presented were of a normal recurring nature. The results of operations for the three month periods ended September 30, 1996 and 1995 are not necessarily indicative of the full year.

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

Item 2. FPA Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Liability and Capital Resources

             The Company requires capital to purchase and develop land, to construct units, fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At September 30, 1996, the Company had $45,470,000 available to be drawn under existing secured improvement and construction loans for planned development expenditures. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the units and amenities. The Company believes that the funds generated from operations and financing commitments from commercial lenders will provide the Company with sufficient capital to meet its operating needs through fiscal 1997.

 Joint Ventures

             The Company is a general partner in two separate joint ventures with private investors which are developing communities in Cherry Hill and Mount Laurel, New Jersey. These activities provide additional operating funds to the Company without the need for land acquisition funding.

Economic Conditions

             The sluggish growth of the general economy in the Northeastern United States, contradictory economic data and lack of consumer confidence have continued to effect the homebuilding industry in the Company's marketing areas during the first quarter of Fiscal 1997. The Company has continued to feel the effects of the increase in interest rates and lack of consumer confidence. In response to these economic conditions, the Company has continued to offer various incentives at certain communities to increase sales velocity. These actions continue to suppress gross profits and cash proceeds from residential property sales. Any significant further downturn in economic factors affecting the real estate industry may require additional incentives or reductions in net sales prices.

             The following table sets forth certain detail as to residential sales activity for the three months ended September 30, 1996 and 1995, in the case of revenues earned and new orders, and at the end of the periods indicated, in the case of backlog.

                                                 Three Months Ended
                                                    September 30,
                                                 1996          1995
                                                 ------------------
                                               (Dollars in thousands)

Revenues earned                                 $23,817       $22,439
             Units                                  141           137
             Average price per unit             $   169       $   164

New orders                                      $22,487       $21,413
             Units                                  134           127
             Average price per unit             $   168       $   169

Backlog                                         $38,876       $44,804
             Units                                  212           254
             Average price per unit             $   183       $   176

         New orders for the quarter ended September 30, 1996 were 134 units totaling $22,487,000 compared with 127 units totaling $21,413,000 for the quarter ended September 30, 1995. At September 30, 1996, the Company had a backlog of 212 units with a sales value of $38,876,000 compared to 254 units totaling $44,804,000 at September 30, 1995. The Company anticipates delivering all of its backlog units during fiscal 1997.

         The decline in backlog is due to the substantial completion of a successful condominium community in Warwick Township, Bucks County, Pennsylvania in late fiscal 1996. In addition, the Company did not commence marketing at any new communities in fiscal 1996. While the Company has maintained its market share during fiscal 1996, management is focusing its efforts on geographic diversification by acquiring new land parcels within the

Pennsylvania and New Jersey markets to increase volume in fiscal 1997. Specifically, the Company has commenced marketing at two (2) new communities during September, 1996 in Delaware and Chester Counties in Pennsylvania.

Inflation

         Inflation can have a significant impact on the Company's liquidity. Rising costs of land, materials, labor, interest and administrative costs have generally been recoverable in prior years through increased selling prices. The Company has been able to increase prices to cover a portion of the significant increases in lumber and other building products in recent years. However, due to the current sluggish growth in the general economy in the Northeastern United States, there is no assurance the Company will be able to continue to increase prices to cover the effects of inflation in the future.

Operating Revenues

             During the first quarter of fiscal 1997, the Company delivered 141 units totaling $23,817,000 compared to 137 units totaling $22,439,000 during the first quarter of fiscal 1996. The remaining decrease in earned revenues of $125,000 is due primarily to the timing of land sale activity in fiscal 1996 and the reduction in other income due to the decrease in commission income from the completion of a bank-owned workout community in fiscal 1996.

Costs and Expenses

             Costs and expenses for the first quarter of fiscal 1997 increased $1,241,000. The increase is primarily attributable to increases in costs of residential properties sold of $1,076,000 and selling, general and administrative expenses of $299,000. The increase in costs of residential properties is consistent with the increase in earned revenues previously discussed. Gross profit improved slightly as a result of more favorable pricing from the Company's subcontractors negotiated during the fourth quarter of fiscal 1996. Selling and advertising expenses increased $267,000 as a result of increases in outside broker participation, advertising and sales compensation expenses.

Extraordinary Item

             In July, 1996, the Company completed a transaction to fully satisfy notes payable with an outstanding balance of approximately $1,650,000 and reacquired 183,177 shares of Common Stock in exchange for a cash payment of approximately $1,061,000. These shares have been retained by the Company as treasury stock. This transaction resulted in an extraordinary gain of $594,000 net of income tax expense of approximately $100,000.

Net Income

             Net income for the first quarter of fiscal 1997 was $916,000 ($.08 per primary share) compared to net income of $298,000 ($.03 per primary share) for the prior year quarter. This increase is directly attributable to the extraordinary item discussed in the preceding paragraph.


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

                  PART II.  OTHER INFORMATION

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

                                 FPA CORPORATION
                                  (Registrant)

NOVEMBER 13, 1996                 /s/ BENJAMIN D.  GOLDMAN
--------------------              ------------------------
      (Date)                      Benjamin D.  Goldman
                                  President and
                                  Chief Operating Officer


NOVEMBER 13, 1996                 /s/ JOSEPH A.  SANTANGELO
--------------------              ------------------------
       (Date)                     Joseph A.  Santangelo
                                  Treasurer, Secretary and
                                  Chief Financial Officer