Form 10-Q
period 1996-12-31
FPA CORP /DE/
filed 1997-02-14
CIK 38570

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1996

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
                            Telephone: (2l5) 245-7500
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

Number of shares outstanding as of February 12, 1997: 11,356,018 (excluding 1,342,113 shares held in Treasury).

Item 1. FINANCIAL STATEMENT INDEX

                        FPA Corporation and Subsidiaries
                          Index to Financial Statements

                                                                   PAGE
                                                                   ----

Interim Financial Statements for the quarter
ended December 31, 1996
   Consolidated Balance Sheets at December 31, 1996
   and June 30, 1996                                                  2

   Consolidated Statements of Operations and Changes
   in Retained Earnings for the three months and six months
   ended December 31, 1996 and 1995                                   3

   Condensed Consolidated Statements of Cash Flows
   for the six months ended December 31, 1996 and 1995                4

   Notes to Consolidated Financial Statements                       5-6

                          PART I. FINANCIAL INFORMATION

Item l. FINANCIAL STATEMENTS

                        FPA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       December 31,   June 30,
                  Assets                                   1996         l996
                  ------                               ------------   --------
                                                       (Unaudited)
Cash                                                    $  1,494      $  2,617
Receivables
   Trade accounts                                          2,954         3,622
   Mortgage and other notes                                  478           554
Real estate held for development and sale
   Residential properties completed
     or under construction                                37,600        34,263
   Land held for development or sale
     and improvements                                     49,774        46,654
Property and equipment, at cost, less
  accumulated depreciation                                   404           468
Deferred charges and other assets                          5,006         4,688
                                                        --------      --------
                                                        $ 97,710      $ 92,866
                                                        ========      ========

       Liabilities and Shareholders' Equity
       ------------------------------------
Liabilities
Accounts payable                                        $ 11,799      $ 12,251
Accrued expenses                                           5,666         5,389
Amounts due to related parties                             2,837         3,026
Customer deposits                                          2,531         2,591
Mortgage and other note obligations
     primarily secured by:
   Mortgage notes receivable                                 275           283
   Residential properties                                 30,263        24,232
   Land held for development or sale
    and improvements                                      17,713        18,292
Subordinated debentures                                      603           618
Other notes payable                                        8,338         9,473
Deferred income taxes                                      2,056         2,056
Minority interests                                           678           706
                                                        --------      --------
    Total liabilities                                     82,759        78,917
                                                        --------      --------

Shareholders' equity
Preferred stock, $1 par, 500,000 shares
  authorized
Common stock, $.10 par, 20,000,000 shares
  authorized, 12,698,131 shares issued at
  December 31, 1996 and June 30, 1996                      1,270         1,270
Capital in excess of par value - common stock             17,726        17,726
Retained earnings (deficit)                               (3,067)       (4,176)
Treasury stock, at cost (1,342,113 and
  1,158,936 shares at December 31, 1996
  and June 30, 1996)                                        (978)         (871)
                                                        --------      --------
  Total shareholders' equity                              14,951        13,949
                                                        --------      --------
Commitments and contingencies
                                                        $ 97,710      $ 92,866
                                                        ========      ========
See notes to consolidated financial statements.

                        FPA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                     (in thousands except per share amounts)
                                   (Unaudited)

                                       Three Months Ended    Six Months Ended
                                          December 31,         December 31,
                                       ------------------    ----------------
                                         1996      1995       1996      1995
                                       ------------------    ----------------
Earned revenues
    Residential properties             $ 21,987  $ 17,941   $ 45,804  $ 40,380
    Land sales                                        296                  363
    Other income                            677       292        991       664
                                       --------  --------   --------  --------
                                         22,664    18,529     46,795    41,407
                                       --------  --------   --------  --------
Costs and expenses
    Residential properties               18,872    14,987     39,310    34,349
    Land sales                                        244                  293
    Other                                   121       102        233       214
    Selling, general
       and administrative                 3,239     2,853      6,249     5,564
    Interest:
       Incurred                           1,490     1,681      2,971     3,258
       Less capitalized                  (1,281)   (1,363)    (2,540)   (2,705)
    Minority interest in income
       (loss) of consolidated
       subsidiaries                         (15)        1        (28)       60
                                       --------  --------   --------  --------
                                         22,426    18,505     46,195    41,033
                                       --------  --------   --------  --------
Income from operations before
   income taxes                             238        24        600       374
Income tax expense                           45                   85        52
                                       --------  --------   --------  --------
Income from operations before
   extraordinary item                       193        24        515       322
Extraordinary gain on early
   extinguishment of notes
   payable less applicable
   income tax expense (Note A)                        170        594       170
                                       --------  --------   --------  --------
Net income                                  193       194      1,109       492
Retained earnings (deficit),
   at beginning of period                (3,260)   (5,806)    (4,176)   (6,104)
                                       --------  --------   --------  --------
Retained earnings (deficit),
   at end of period                    $ (3,067) $ (5,612)  $ (3,067) $ (5,612)
                                       ========  ========   ========  ========

Primary earnings
 per share:
   Income before
     extraordinary item                $    .02  $    .01   $    .04  $    .03
   Extraordinary gain                                 .01        .06       .01
                                       --------  --------   --------  --------
Total                                  $    .02  $    .02   $    .10  $    .04
                                       ========  ========   ========  ========

                 See notes to consolidated financial statements

                        FPA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                                   (Unaudited)


                                                            Six Months Ended
                                                              December 31,
                                                          --------------------
                                                            1996       1995
                                                          --------------------

Cash flows from operating activities:
  Net income                                              $ 1,109     $   492
  Adjustment to reconcile net income
    to net cash used in
    operating activities:
    Extraordinary gain on early
      extinguishment of debt                                 (594)       (170)
    Depreciation and amortization                              64          64
  (Increase) decrease in assets:
    Receivables                                               744        (483)
    Real estate held for development and sale              (6,457)     (5,925)
    Deferred charges and other assets                        (318)        580
  Increase (decrease) in liabilities
    Accounts payable and accrued expenses                    (175)     (2,767)
    Other liabilities                                        (278)       (340)
                                                         --------    --------
      Net cash used in operating
      activities                                           (5,905)     (8,549)
                                                         --------    --------

Cash flows from financing activities:
  Proceeds from mortgages and loans payable                42,876      45,973
  Repayments of mortgages and loans payable               (37,987)    (38,035)
  Purchase of treasury stock                                 (107)        (55)
                                                         --------    --------
      Net cash provided by financing
      activities                                            4,782       7,883
                                                         --------    --------
  Net decrease in cash                                     (1,123)       (666)
  Cash at beginning of year                                 2,617       2,324
                                                         --------    --------
  Cash at end of quarter                                  $ 1,494     $ 1,658
                                                         ========    ========


  Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized             $    -      $    -
    Income taxes paid                                     $     4     $   165


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

(B) Primary earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents. The weighted average number of shares used to compute primary earnings per common share were 11,512,386 and 11,812,575 shares for the three months ended December 31, 1996 and 1995, respectively, and 11,513,424 and 11,798,324 shares for the six months ended December 31, 1996 and 1995, respectively.

(C)   Supplemental disclosure of noncash financing activities:

      As discussed in Note A, the Company recorded an extraordinary gain of $594,000 during fiscal 1997 on the early retirement of approximately $1,650,000 of notes payable for a cash payment of $1,061,000. As also discussed in Note A, the Company recorded an extraordinary gain in fiscal 1996 of $170,000 on the early retirement of a note payable of $380,000 and reacquired 116,823 shares of common stock for a cash payment of $235,000.

(D) Residential properties completed or under construction consists of the following:

                                         December 31,    June 30,
                                             1996          1996
                                             ----          ----

      Under contract for sale               $23,312       $21,243
      Unsold                                 14,288        13,020
                                            -------       -------
                                            $37,600       $34,263
                                            =======       =======

(E) The above statements are unaudited but include all adjustments which the Company considers necessary for a fair presentation of the financial statements. All adjustments made for the periods presented were of a normal recurring nature. The results of operations for the three month and six month periods ended December 31, 1996 and 1995 are not necessarily indicative of the full year. Certain amounts in the accompanying financial statements have been reclassified for comparative purposes.

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

Item 2. FPA Corporation and Subsidiaries
        Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

Liability and Capital Resources

             The Company requires capital to purchase and develop land, to construct units, fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At December 31, 1996, the Company had $43,560,000 available to be drawn under existing secured improvement and construction loans for planned development expenditures. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the units and amenities. The Company believes that the funds generated from operations and financing commitments from commercial lenders will provide the Company with sufficient capital to meet its operating needs through calendar 1997.

             The Company has continued its ongoing land acquisition efforts during the first half of fiscal 1997. During this period, the Company acquired four (4) parcels of land with an aggregate carrying value of approximately $9,100,000 at December 31, 1996. Commencement of marketing activities has occurred at all four of these communities.

Joint Ventures

         The Company is a general partner in two separate joint ventures with private investors which are developing communities in Cherry Hill and Mount Laurel, New Jersey. These activities provide additional operating funds to the Company without the need for land acquisition funding.

Results of Operations

         The following table sets forth certain detail as to residential sales activity for the six months ended December 31, 1996 and 1995, in the case of revenues earned and new orders, and at the end of the periods indicated, in the case of backlog.
                                                       Six Months Ended
                                                         December 31,
                                                      ------------------
                                                      1996          1995
                                                      ------------------
                                                    (Dollars in thousands)

Revenues earned                                      $45,804      $40,380
         Units                                           270          249
         Average price per unit                      $   170      $   162

New orders                                           $46,911      $38,134
         Units                                           267          229
         Average price per unit                      $   175      $   167

Backlog                                              $41,313      $43,583
         Units                                           216          244
         Average price per unit                      $   191      $   179

         New orders for the six months ended December 31, 1996 increased by 23% to $46,911,000 on 267 orders compared to

$38,134,000 on 229 units during the six months ended December 31, 1995. A strong demand for the Company's townhomes in Bucks County, Pennsylvania and the opening of several new communities were the primary reasons for the increase.

         The dollar value of backlog at December 31, 1996 increased by $1,100,000 compared to June 30, 1996 while the number of units remained relatively the same due to the change in product mix towards more townhome and single family products. The Company expects this trend to continue.

Inflation

         Inflation can have a significant impact on the Company's liquidity. Rising costs of land, materials, labor, interest and administrative costs have generally been recoverable in prior years through increased selling prices. The Company has been able to increase prices to cover a portion of the significant increases in lumber and other building products in recent years. However, there is no assurance the Company will be able to continue to increase prices to cover the effects of inflation in the future.

Operating Revenues

         Revenues for the second quarter of fiscal 1997 increased $4,135,000 compared to the second quarter of fiscal 1996. Revenues from the sale of residential units included 129 units totaling $21,987,000 during the quarter ended December 31, 1996 as compared to 112 units totaling $17,941,000 during the quarter ended December 31, 1995. The overall increase is due to the improvements in sales activity and home construction activities. Other income increased $385,000 primarily as a result of the sale of the Company's interest in a joint venture which was formed to develop a previously undeveloped tract of land. Land sale revenues decreased due to the timing of transactions which occurred in the prior year.

         Revenues for the six months ended December 31, 1996 increased $5,388,000 as compared to the six months ended December 31, 1995. Revenues from residential property sales and units delivered increased by $5,424,000 and 21 units, respectively, primarily as a result of the improvements in sales and construction activities discussed in the preceding paragraph.

Costs and Expenses

         Costs and expenses for the second quarter of fiscal 1997 increased $3,921,000 as compared to the same period in the prior year. Increases in costs of residential properties sold of $3,885,000 and selling, general and administrative expenses of $386,000 are the primary reasons for this increase. These increased cost and expense levels are consistent with the increase in earned revenues previously discussed. Gross profit from residential sales decreased slightly as a result of the mix of units settled and the sellout of the final units at certain of the Company's otherwise completed communities. Costs of land sales decreased due to the timing of transactions previously discussed. Net interest expense decreased $109,000 due to a further reduction in the Company's high yield indebtedness and more favorable terms from the Company's secured lenders.

         Costs and expenses for the first six months of fiscal 1997 increased $5,162,000 as compared to the first six months of fiscal 1996. The increase in costs and expenses is due primarily to increases in the cost of real estate properties sold and increases in selling, general and administrative expenses of $4,961,000 and $685,000, respectively. These increases are consistent with the increase in earned revenues from residential properties sales. Reductions in costs of land sales and net interest expense are due to the reasons previously discussed.

Extraordinary Items

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

         The Company also had an extraordinary item during the second quarter of fiscal 1996. The early extinguishment of a note payable resulted in an extraordinary gain of $170,000, net of income tax expense of approximately $30,000.

Net Income

         Net income for the second quarter of fiscal 1997 was $193,000 ($.02 per primary share) compared to net income of $194,000 ($.02 per primary share) for the prior year quarter. The current year results are due to the improved demand for housing previously discussed. The prior year net income was primarily due to the extraordinary gain described in the immediately preceding paragraph.

         Net income for the first six months of fiscal 1997 was $1,109,000 ($.10 per primary share) as compared to $492,000 ($.04 per primary share) for the first six months of fiscal 1996. The increase is primarily due to the July, 1996 extraordinary gain coupled with the increase in profits from the sale of residential units.

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On December 4, 1996, the Company held its Annual Meeting of Stockholders pursuant to a notice dated November 1, 1996. Definitive proxy materials were filed with the Securities and Exchange Commission prior to the meeting. A total of 9,650,581 shares were voted at the meeting constituting 84.3% of the 11,447,065 shares entitled to vote.

         At the Annual Meeting, the seven nominees (Sylvan M. Cohen, Benjamin D. Goldman, Robert N. Goodman, Andrew N. Heine, David Kaplan, Lewis Katz, and Jeffrey P. Orleans) who were nominated for re-election and were previously elected by the stockholders were all elected.

         The results of the vote were as follows:

                                             Shares          Shares For Which
                                            Voted For        Vote Was Withheld
                                            ---------        -----------------
           Sylvan M. Cohen                   9,646,549             4032
           Benjamin D. Goldman               9,646,661             3920
           Robert N. Goodman                 9,646,661             3920
           Andrew N. Heine                   9,646,661             3920
           David Kaplan                      9,646,661             3920
           Lewis Katz                        9,646,661             3920
           Jeffrey P. Orleans                9,646,611             3970

         The stockholders also approved an Amendment to increase the number of shares on which options may be granted from 660,000 to 910,000 shares. A total of 9,506,751 shares were voted in favor of this proposal; 128,539 shares were voted against; and 15,291 shares abstained from the vote.

         The stockholders also approved the appointment of Price Waterhouse as independent accountants to examine the books, accounts and records of the Company for fiscal 1997. A total of 9,649,156 shares were voted in favor of this proposal; 1,200 shares were voted against; and 225 shares abstained from the vote.

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



                                 FPA CORPORATION
                                  (Registrant)



FEBRUARY 12, 1997                           /s/ BENJAMIN D.  GOLDMAN
--------------------                        ------------------------
      (Date)                                Benjamin D.  Goldman
                                            President and
                                            Chief Operating Officer


FEBRUARY 12, 1997                           /s/ JOSEPH A.  SANTANGELO
--------------------                        -------------------------
       (Date)                               Joseph A.  Santangelo
                                            Treasurer, Secretary and
                                            Chief Financial Officer