Form 10-Q
period 1997-03-31
FPA CORP /DE/
filed 1997-05-15
CIK 38570

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997

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

                        One Greenwood Square, Suite #101
                                3333 Street Road
                          Bensalem, Pennsylvania 19020
                    (Address of principal executive offices)
                            Telephone: (215) 245-7500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___

           Number of shares outstanding as of May 13, 1997: 11,356,018
                 (excluding 1,342,113 shares held in Treasury).

                        FPA Corporation and Subsidiaries
                          Index to Financial Statements

                                                                    PAGE

Interim Financial Statements for the quarter ended March 31, 1997

   Consolidated Balance Sheets at March 31, 1997                      1

   Consolidated Statements of Operations and Changes
   in Retained Earnings for the three months and nine months
   ended March 31, 1997 and 1996                                      2

   Condensed Consolidated Statements of Cash Flows
   for the nine months ended March 31, 1997 and 1996                  3

   Notes to Consolidated Financial Statements                       4-5

                          PART I. FINANCIAL INFORMATION
Item l.   FINANCIAL STATEMENTS

                        FPA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                             March 31,      June 30,
                                               1997           l996
                                            -----------     --------
                  Assets                    (Unaudited)
Cash                                        $  1,206        $  2,617
Receivables
   Trade accounts                              3,338           3,622
   Mortgage and other notes                      412             554
Real estate held for development and sale
   Residential properties completed
     or under construction                    40,911          34,263
   Land held for development or sale
     and improvements                         47,135          46,654
Property and equipment, at cost, less
    accumulated depreciation                     372             468
Deferred charges and other assets              5,130           4,688
                                             -------         -------
                                            $ 98,504        $ 92,866
                                              ======          ======

  Liabilities and Shareholders' Equity

Liabilities
Accounts payable                            $ 10,550        $ 12,251
Accrued expense                                5,765           5,389
Amounts due to related parties                 2,798           3,026
Customer deposits                              2,749           2,591
Mortgage and other note obligations
  primarily secured by:
  Mortgage notes receivable                      273             283
  Residential properties                      33,036          24,232
  Land held for development or sale and
    improvements                              16,776          18,292
Subordinated debentures                          580             618
Other notes payable                            8,403           9,473
Deferred income taxes                          2,056           2,056
Minority interests                               683             706
                                             -------         -------
  Total liabilities                           83,669          78,917
                                             -------         -------

Shareholders' equity
Preferred Stock, $1 par 500,000 shares
  authorized
Common Stock, $.l0 par, 20,000,000 shares
  authorized, 12,698,131 shares issued at
  March 31, 1997 and June 30, 1996             1,270           1,270
Capital in excess of par value -
  common stock                                17,726          17,726
Retained earnings (deficit)                   (3,183)         (4,176)
Treasury stock, at cost (1,342,113 shares
  at March 31, 1997, 1,158,936 shares
  at June 30, 1996)                             (978)           (871)
                                             -------         -------
Total shareholders' equity                    14,835          13,949
                                             -------         -------
Commitments and contingencies
                                            $ 98,504        $ 92,866
                                              ======          ======
                See notes to consolidated financial statements

                        FPA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                     (in thousands except per share amounts)
                                   (Unaudited)

                                Three Months Ended   Nine Months Ended
                                     March 31,           March 31,
                               --------------------  ------------------
                                  1997       1996      1997      1996
                               ----------  --------  --------  --------
Earned revenues
    Residential properties      $ 19,249   $ 17,822   $65,053  $ 58,202
    Land sales                     2,728                2,728       363
    Other income                     380        292     1,371       956
                                  ------     ------    ------    ------
                                  22,357     18,114    69,152    59,521
                                  ------     ------    ------    ------
Costs and expenses
    Residential properties        16,465     15,026    55,775    49,375
    Land sales                     3,055                3,055       293
    Other                            118        343       351       557
    Selling, general
       and administrative          2,719      2,634     8,968     8,198
    Interest:
       Incurred                    1,534      1,789     4,505     5,047
       Less capitalized           (1,423)    (1,463)   (3,963)   (4,168)
    Minority interest in income
       (loss) of consolidated
       subsidiaries                    5        (52)      (23)        8
                                  ------     ------    ------    ------
                                  22,473     18,277    68,668    59,310
                                  ------     ------    ------    ------
Income (loss) from operations
    before income taxes             (116)      (163)      484       211
Income tax expense (benefit)                    (22)       85        30
                                  ------     ------    ------    ------
Income (loss) from operations
    before extraordinary item       (116)      (141)      399       181
                                  ------     ------    ------    ------
Extraordinary gain on early
    extinguishment of note
    payable, less applicable
    income tax expense
    (Note A)                                              594       170
                                  -------    ------    ------    ------
Net income (loss)                   (116)      (141)      993       351
Retained earnings (deficit),
 at beginning of period           (3,067)    (5,612)   (4,176)   (6,104)
                                  ------     ------    ------    ------
Retained earnings (deficit),
 at end of period               $ (3,183)  $ (5,753)  $(3,183) $ (5,753)
                                  ======     ======    ======    ======
Primary earnings (loss)
 per share:
   Income (loss) before
     extraordinary item         $   (.01)  $   (.01)  $   .03  $    .02
   Extraordinary gain                                     .06       .01
                                  ------    -------    ------   -------
Total                           $   (.01)  $   (.01)  $   .09  $    .03
                                  =======   =======    ======   =======


                 See notes to consolidated financial statements

                        FPA CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)
                                                     Nine Months Ended
                                                          March 31,
                                                    -------------------
                                                       1997      1996
                                                    ---------  --------
Cash flows from operating activities:
  Net income                                        $  993     $    351
  Adjustment to reconcile net income
    to net cash used in operating
    activities:
    Extraordinary gain on early
      extinguishment of debt                          (594)        (170)
    Depreciation and amortization                       96           96
  (Increase) decrease in assets
    Receivables                                        426         (144)
    Real estate held for development and sale       (7,129)      (4,945)
    Deferred charges and other assets                 (442)         494
  Increase (decrease) in liabilities
    Accounts payable and accrued expenses           (1,324)      (5,251)
    Other liabilities                                  (93)        (177)
                                                     ------      ------
      Net cash used in operating activities         (8,067)      (9,746)
                                                     ------       -----

Cash flows from financing activities:
  Proceeds from mortgages and loans payable         63,425       69,026
  Repayments of mortgages and loans payable        (56,662)     (58,874)
  Purchase of treasury stock                          (107)         (55)
                                                    ------       ------
      Net cash provided by financing activities      6,656       10,097
                                                    ------       ------
  Net increase (decrease) in cash                   (1,411)         351
  Cash at beginning of year                          2,617        2,324
                                                    ------       ------
  Cash at end of quarter                           $ 1,206      $ 2,675
                                                    ======       ======

  Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized      $    -       $    -
                                                    ======       =====
    Income taxes paid                              $    54      $   165
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

(B) Primary earnings per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding and common stock equivalents. The weighted average number of shares used to compute primary earnings per common share were 11,566,569 and 11,746,038 for the three months ended March 31, 1997 and 1996, respectively, and 11,526,138 and 11,782,705 for the nine months ended March 31, 1997 and 1996, respectively.

(C)  Supplemental disclosure of non-cash financing activities:

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

(D) Residential properties completed or under construction consists of the following:
                                            [in thousands]
                                    March 31, 1997      June 30, 1996
                                    --------------      -------------

     Under contract for sale          $ 25,774            $ 21,243
     Unsold                             15,137              13,020
                                       -------              -------
                                      $ 40,911            $ 34,263
                                       =======              =======

(E) The above statements are unaudited but include all adjustments which the Company considers necessary for a fair presentation of the financial statements. All adjustments made for the periods presented were of a normal recurring nature. The results of operations for the three month and nine month periods ended March 31, 1997 and 1996 are not necessarily indicative of the full year. Certain amounts in the accompanying financial statements have been reclassified for comparative purposes.

(F) In October, 1992, a wholly-owned subsidiary of the Company, Versailles at Europa, Inc., was established to act as the General Partner in a newly-formed Versailles Associates, L.P. (the "Partnership"). The Partnership was formed to purchase and develop a tract of land in Cherry Hill, New Jersey. The terms of the Partnership Agreement provide that the General Partner be allocated 55% of the net profits and losses of the Partnership and have exclusive management and control over the development of the property. The financial statements of the Partnership are included in the consolidated financial statements of the Company. The limited partner's share of the income and capital from this entity has been presented as minority interest in the accompanying consolidated financial statements.

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

      At March 31, 1997, the Company had $43,342,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the units and amenities. The Company believes that the funds generated from operations and financing commitments from commercial lenders will provide the Company with sufficient capital to meet its operating needs.

      The Company has continued its ongoing land acquisition efforts during the first nine months of fiscal 1997. During this period, the Company acquired six
(6) parcels of land with an aggregate carrying value of approximately $14,000,000 at March 31, 1997. Commencement of marketing activities has occurred at all but one of these communities.

Results of Operations

      The following table sets forth certain detail as to residential sales activity for the nine months ended March 31, 1997 and 1996, in the case of revenues earned and new orders, and at the end of the periods indicated, in the case of backlog.

                                           Nine Months Ended
                               March 31, 1997          March 31, 1996
                              ----------------        ----------------
                                        (Dollars in Thousands)

Revenues Earned                  $65,053                  $58,202
  Units                              381                      360
  Average Price Per Unit         $   171                  $   162

New Orders                       $73,990                  $63,638
  Units                              440                      376
  Average Price Per Unit         $   168                  $   169

Backlog                          $49,143                  $51,266
  Units                              278                      280
  Average Price Per Unit         $   177                  $   183

      New orders for the nine months ended March 31, 1997 increased by 16% to $73,990,000 on 440 orders, compared to $63,638,000 on 376 units during the nine months ended March 31, 1996. A strong demand for the Company's townhomes in Bucks County, Pennsylvania and the opening of new communities in Delaware and Chester Counties in Pennsylvania were the primary reasons for the increase.

      Included in the new order and backlog data are 31 units with a sales value of approximately $1,800,000 to be purchased by Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company. The selling prices for these units are the same as if the units had been sold to unaffiliated third parties. This transaction will satisfy, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. After excluding the affordable housing units purchased by Mr. Orleans, the average dollar value of new order and backlog units increased due to the change in product mix towards more townhome and single family products. The Company expects this trend to continue.

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

Operating Revenues

      Revenues for the third quarter of fiscal 1997 increased $4,243,000 compared to the third quarter of fiscal 1996. Revenues from the sale of residential units included 111 units totaling $19,249,000 during the quarter ended March 31, 1997, as compared to 111 units totaling $17,822,000 during the quarter ended March 31, 1996. The trend towards more townhouse and single family products, discussed previously, is the reason for the increase in average selling price. Land sale revenues increased due to the sale of 44 single family lots at the Company's Northampton Township, Bucks County, Pennsylvania community in March, 1997.

      Revenues for the nine months ended March 31, 1997 increased $9,631,000 as compared to the nine months ended March 31, 1996. Revenues from residential property sales and units delivered increased by $6,851,000 and 21 units, respectively, primarily as a result of the improvements in sales activity and home construction activities. Land sale activity increased due to the land sale discussed in the preceding paragraph. Other income increased $415,000 primarily as a result of the sale of the Company's interest in a joint venture which was formed to develop a previously undeveloped tract of land.

Costs and Expenses

      Costs and expenses for the third quarter of fiscal 1997 increased $4,196,000, as compared to the same period in the prior year. Increases in costs of real estate properties sold (including land) of $4,494,000 are the primary reason for this increase. The previously discussed land sale, which resulted in a loss of $327,000, was consummated to provide additional funding for the Company's aggressive land acquisition plans. Net interest expense decreased $215,000 as a result of the continued reduction in indebtedness not eligible for interest capitalization, including the Company's 14-1/2% Subordinated Debentures retired in June, 1996 and the note obligations retired in July, 1996, as discussed in the extraordinary item under this Item 2. Other expenses decreased $225,000 primarily due to the significant snow removal expenses incurred in fiscal 1996.

      Costs and expenses for the first nine months of fiscal 1997 increased $9,358,000, as compared to the first nine months of fiscal 1996. The increase in cost of sales is consistent with the increases in earned revenues from residential property and land sales. Selling, general and administrative expenses increased due to the increase in homes settled and start up costs associated with the opening of five new communities for sale. Reductions in net interest expense and other expenses are due to the reasons previously discussed.

Extraordinary Items

      In July, 1996, the Company completed a transaction to fully satisfy notes payable with an outstanding balance of approximately $1,650,000 and reacquired 183,177 shares of Common Stock in exchange for a cash payment of approximately $1,061,000. These shares have been retained by the Company as treasury stock. This transaction resulted in an extraordinary gain of $594,000, net of income tax expense of approximately $100,000.

      The Company also had an extraordinary item during the second quarter of fiscal 1996. The early extinguishment of a note payable resulted in an extraordinary gain of $170,000, net of income tax expense of approximately $30,000.

Net Income

      Net loss for the third quarter of fiscal 1997 was $116,000 ($.01 per primary share) compared to a net loss of $141,000 ($.01 per primary share) for the prior year quarter. The improvement in current year results are due primarily to the reduction in net interest expense and a reduction in other expenses due to the severe fiscal 1996 weather conditions, both previously discussed. These amounts were partially offset by the loss from the land sale of $327,000, also previously discussed.

      Net income for the first nine months of fiscal 1997 was $993,000 ($.09 per primary share) as compared to $351,000 ($.03 per primary share) for the first nine months of fiscal 1996. The increase is primarily due to the July, 1996 extraordinary gain, coupled with the items discussed in the preceding paragraph. Net income for fiscal 1997 was adversely effected by the costs associated with the start-up of five new communities.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

      The following important factors, among others, in some cases have affected, and in the future could affect, FPA's actual results and could cause FPA's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, FPA Corporation:

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

                                 FPA CORPORATION
                                  (Registrant)


  May 13, 1997                             S/ Benjamin D. Goldman
----------------                           -------------------------------------
    (Date)                                 Benjamin D. Goldman
                                           President and Chief Operating Officer


  May 13, 1997                             S/ Joseph A. Santangelo
----------------                           -------------------------------------
    (Date)                                 Joseph A. Santangelo
                                           Treasurer, Secretary and
                                           Chief Financial Officer