Form 10-K
period 1997-06-30
FPA CORP /DE/
filed 1997-09-26
CIK 38570

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended June 30, 1997
                                      OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

                         Commission File Number 1-6830

                                FPA CORPORATION
            (Exact name of registrant as specified in its charter)


          Delaware                          59-0874323            One Greenwood Square, #101
(State or other jurisdiction of        (I.R.S. Employer           3333 Street Road
 incorporation or organization)        Identification No.)        Bensalem, PA  19020
                                                                  (Address of Principal Executive Office)

                                (215) 245-7500
             (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:

                  Title                                   Name of Each Exchange
                  -----                                   on which Registered
                                                          -------------------
Common Stock, $.10 Par Value Per Share
  (also formerly registered under
  Section 12(g) of the Act)................                        American

14 1/2% Subordinated Debentures due
  September 1, 2000........................                        American

                   Securities Registered Pursuant to Section
                            12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                              YES __X__ NO _____
Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

The aggregate market value of voting stock held by nonaffiliates of the registrant as of September 23, 1997 was approximately $2,400,000.

Number of shares of outstanding Common Stock as of September 23, 1997 was 11,356,018, shares (excluding 1,342,113 shares held in Treasury).

Part III (except for information included under Part I relating to executive officers of the registrant) is incorporated by reference from the proxy statement for the annual meeting of Stockholders scheduled to be held in December, 1997.

                               TABLE OF CONTENTS
                                    PART I
                                                                          PAGE
ITEM 1.           Business.                                                1
                           General                                         1
                           Residential Development                         2
                           Operating Policies                              4
                           Construction                                    4
                           Sales and Customer Financing                    5
                           Land Policy                                     5
                           Joint Ventures                                  6
                           Government Regulation                           6
                           Environmental Regulation and Litigation         7
                           Competition                                     8
                           Employees                                       8
                           Economic Conditions                             8

ITEM 2.           Properties.
                           Lease of Executive Offices                      9

ITEM 3.           Legal Proceedings                                        9

ITEM 4.           Submission of Matters to a Vote of Security Holders      9
                  Executive Officers of the Registrant                    10

                                    PART II

ITEM 5.           Market for Registrant's Common Stock and
                    Related Stockholder Matters                            12

ITEM 6.           Selected Financial Data                                  12

ITEM 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    14

ITEM 8.           Financial Statements and Supplementary Data              20

ITEM 9.           Changes in and Disagreements With Accountants
                    on Accounting and Financial Disclosure                 40


                                   PART III

ITEM 10.          Directors and Executive Officers of Registrant           40

ITEM 11.          Executive Compensation                                   40

ITEM 12.          Security Ownership of Certain Beneficial Owners
                    and Management                                         40

ITEM 13.          Certain Relationships and Related Transactions           40

                                    PART IV

ITEM 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                      40

Item l. Business.

General
         The Registrant, FPA Corporation (the "Company"), develops residential communities in Pennsylvania and New Jersey. The Company's operations in Pennsylvania and New Jersey are in the Philadelphia metropolitan area, primarily in Bucks, Chester and Delaware Counties in Pennsylvania and in Burlington, Camden and Gloucester counties in New Jersey. During fiscal 1997, the Company commenced development of communities in Chester and Delaware Counties in Pennsylvania and is further endeavoring to increase its scope of operations in these counties. In addition, the Company has commenced development in the Princeton, New Jersey area and expects to expand its operations in Central New Jersey.

         The Company operates as both a developer and builder. The Company builds and sells condominiums, townhouses and single-family homes; and sells land and developed homesites. During the fiscal year ended June 30, 1997, the Company delivered 562 residential units as compared to 531 units in fiscal 1996. Revenues earned from residential property activities during fiscal 1997 were $96,104,000. During fiscal 1996, revenues earned from residential property activities were $86,061,000. At June 30, 1997, the Company's backlog was $38,260,000, representing 210 units, compared to $40,206,000 and 219 units, at June 30, 1996. In addition, as of June 30, 1997, there were reservation deposits relating to 24 units at the Company's various developments which had an aggregate sales value of $4,440,000, as compared to 32 units aggregating $5,286,000 at June 30, 1996.

         The Company's predecessor, Florida Palm-Aire Corporation, was formed in 1959 and was merged into FPA Corporation, which had been incorporated in Delaware on September 4, 1969. In 1965, the late Marvin Orleans and Orleans Construction Co., a general partnership substantially owned and controlled by Marvin Orleans and his late father, A.P. Orleans, acquired the controlling interest in the Company. In 1993, the Company acquired Orleans Construction Corporation ("OCC") from Jeffrey P. Orleans. Unless otherwise indicated, the terms the "Company" and "FPA" include FPA Corporation and all of its Subsidiaries.

         Jeffrey P. Orleans, the son of Marvin Orleans and Chairman of the Board and Chief Executive Officer of the Company, beneficially owns, directly or indirectly, approximately 7,091,375 shares of Common Stock, par value $.10 per share ("Common Stock"), which represents approximately 62.4% of the outstanding shares, excluding treasury shares, as of September 23, 1997. If Mr. Orleans were to convert his Convertible Subordinated Note (Note 9) into common shares, he would then own 68.1% of the then outstanding shares.

Residential Development

         The Company's activities in developing residential communities include the sale of residential properties and the sale of land and developed homesites to independent builders. The Company participates in joint ventures in certain of these activities.

         The following table sets forth certain information as of June 30, 1997 with respect to the active communities of the Company under development and those where construction is expected to commence in fiscal 1998.

                 RESIDENTIAL DEVELOPMENTS AS OF JUNE 30, 1997




                  No.  of           Total Units   Total Units      Total Units      Reservation    Unit Price     Remaining
State             Communities       Approved      Delivered        Under Contract   Deposits       Range(1)       Approved Units(2)
-----             -----------       --------      ---------        --------------   --------       -----------    -----------------

PA                  10                3,040         2,350                83              13        $   90,990           594
                                                                                                   $  412,490

NJ                  17                9,047         7,309               127              11        $   93,990        1,600
                  ------              -----        ------               ---             ---                          -----
                                                                                                   $  336,990
                    27               12,087         9,659               210              24                          2,194
====================================================================================================================================

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

The following table sets forth certain detail as to residential sales activity. The information provided is for the twelve months ended June 30, 1997, 1996 and 1995 in the case of revenues earned and new orders, and as of June 30, 1997, 1996 and 1995 in the case of backlog.

                                                   Year Ended June 30,
                                         -------------------------------------
                                           1997*          1996         1995
                                          ------         ------        -----
                                                  (Dollars in Thousands)

Revenues earned                           $ 96,104      $ 86,061      $102,384
   Units                                       562           531           612
   Average price per unit                 $    171      $    162      $    167
New orders                                $ 94,158      $ 80,438      $ 78,252
   Units                                       553           486           489
   Average price per unit                 $    170      $    166      $    160
Backlog                                   $ 38,260      $ 40,206      $ 45,829
   Units                                       210           219           264
   Average price per unit                 $    182      $    184      $    174

* Included in the new order data are 31 units with a sales value of approximately $1,800,000, to be purchased by Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company. The selling prices for these units, which are determined by state statute, are the same as if the units had been sold to unaffiliated third parties. These transactions will satisfy, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. Included in the June 30, 1997 backlog are 26 low income units with an aggregate sales value of approximately $1,400,000 which are to be acquired by Mr. Orleans.

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

         The Company does not manufacture any of the materials or other items used in the development of its projects, nor does the Company maintain substantial inventories of materials. Standard building materials, appliances and other components are purchased in volume. The

Company has not experienced significant delays in obtaining materials needed by it to date and has long-standing relationships with many of its major suppliers and contractors. None of the Company's suppliers accounted for more than 10% of the Company's total purchases in the fiscal year ended June 30, 1997.

         Sales and Customer Financing

         The Company conducts a marketing program that is directed to purchasers of primary residences. In Pennsylvania and New Jersey, A.P. Orleans Inc., an affiliate of the Company controlled by Jeffrey P. Orleans, is the exclusive sales agent. The Company believes that the compensation arrangement with A.P. Orleans, Inc. is no less favorable to the Company than could be obtained from an unaffiliated sales agent.

         Model homes and sales centers are constructed to promote sales. A variety of custom changes are permitted at the request of purchasers. The Company advertises extensively using newspapers, billboards and other types of media. The Company also uses brochures to describe each community.

         The Company's customers generally require mortgage financing to complete their purchases. During fiscal 1996, the Company established a mortgage department to assist its home buyers in obtaining financing from unaffiliated lenders. The Company receives a fee for its services.

         The Company applies for project financing approvals from the Federal Housing Administration, the Veterans Administration and the Federal National Mortgage Association for many of its moderately priced communities. These approvals assist customers in their ability to obtain competitive fixed and adjustable rate mortgages with moderate down payments and liberal underwriting requirements. The Company has obtained approvals for most projects and anticipates additional approvals during fiscal 1998; however, there can be no assurance that additional approvals will be obtained.

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

         As of June 30, 1997, the Company was committed to purchasing thirteen
(13) additional tracts for an aggregate purchase price of approximately $33,600,000. The Company anticipates completing a majority of these acquisitions during fiscal 1998 and 1999.

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

         Environmental Regulation and Litigation

         Development and sale of real property creates a potential for environmental liability on the part of the developer, owner, or any mortgage lender for its own acts or omissions as well as those of current or prior owners of the subject property or adjacent parcels. If hazardous substances are discovered on or emanating from any of the Company's properties, the owner or operator of the property (including the prior owners) may be held strictly liable for all costs and liabilities relating to such hazardous substances. Environmental studies are undertaken in connection with property acquisitions by the Company. Further governmental regulation on environmental matters affecting residential development could impose substantial additional expense to the Company, which could adversely affect the results of operations of the Company or the value of properties owned, or under contract to purchase by the Company. (See Note 13 of Notes to Consolidated Financial Statements for a discussion of specific environmental litigation.)

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

         Employees

         The Company, as of June 30, 1997, employed 165 persons, 61 of whom were executive, administrative and clerical personnel, 41 were sales personnel, and 63 were construction supervisory personnel and laborers.

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

Item 2. Properties.

           Lease of Executive Offices

         Except as noted below, the Company's real property assets are described under Item 1 - Business.

           The Company is currently leasing office space comprising approximately 12,000 square feet at One Greenwood Square at 3333 Street Road, Bensalem, Pennsylvania. The annual rent is $199,000 with a lease expiring in December, 2001.

Item 3. Legal Proceedings.

         The Company is a plaintiff or defendant in various cases arising out of its usual and customary business. The Company believes that it has adequate insurance or meritorious defenses in all pending cases in which it is a defendant and that adverse decisions in any or all of the cases would not have a material effect upon the Company. (See Note 13 of Notes to Consolidated Financial Statements for a discussion of specific litigation).

Item 4. Submission of Matters to a Vote of Security Holders.

         There are no matters to be reported hereunder.

Item A. Executive Officers of the Registrant.

                  The following list contains certain information relative to executive officers of the Company. There are no family relationships among any executive officers. The term of each executive officer expires at the next annual meeting of the Board of Directors following the annual meeting of Stockholders scheduled to be held in December, 1997 or until their successors are duly elected and qualified.

                           Position          Principal occupation and offices
   Name          Age       or office         past 5 years
----------       ---       ---------         ----------------------------------

Jeffrey P.       51        Chairman of       Served as Chairman of the Board
  Orleans                  the Board         and Chief Executive Officer since
                           and Chief         September 1986.  From September,
                           Executive         1986 to May 1992 he also served as
                           Officer           President. In addition, Mr. Orleans
                                             served as Chief Executive Officer
                                             of Orleans Construction Corporation
                                             from September 1986 until its
                                             acquisition by the Company in
                                             October 1993.

Benjamin D.      51        President,        Elected President, Chief Operating
  Goldman                  Chief Operating   Officer and a Director of the
                           Officer and       Company on May 27, 1992. From May,
                           Director          1989 to May 27, 1992 served as
                                             Executive Vice President and
                                             Secretary of the Company.  In
                                             addition, Mr. Goldman served as the
                                             President of Orleans Construction
                                             Corporation.

Michael T.       38        Executive Vice    Elected Executive Vice President on
  Vesey                    President-        July 18, 1994.  Since joining the
                           Project           Company in July, 1987, he has been
                           Management        responsible for project management
                                             of the Company's Pennsylvania
                                             communities.

Joseph A.        43       Chief Financial    Elected Chief Financial
  Santangelo              Officer,           Officer of the Company on July
                          Treasurer and      18, 1994. Mr. Santangelo was
                          Secretary          elected Secretary of the
                                             Company on May 27, 1992 and
                                             has been Treasurer since
                                             joining the Company in March
                                             1987. Mr. Santangelo is a
                                             Certified Public Accountant.
                                             In addition, he served in an
                                             executive capacity for Orleans
                                             Construction Corporation.

                                     PART II

Item 5.  Market for Registrant's Common Stock and
         Related Stockholder Matters.

         The principal market on which the Company's Common Stock is traded is the American Stock Exchange, Inc. (Symbol: FPO)

         The high and low sales prices on the Exchange for the periods indicated are as follows:

         Fiscal year
         ended June 30,                              High               Low
         --------------                              ----               ---

         1996    First Quarter                     $ 2.000            $ 1.000
                 Second Quarter                      2.063              1.000
                 Third Quarter                       1.188               .938
                 Fourth Quarter                      1.500               .875
         1997    First Quarter                       1.188              1.000
                 Second Quarter                      1.125               .875
                 Third Quarter                       1.625               .938
                 Fourth Quarter                      1.188               .750

         The number of common stockholders of record of the Company as of September 23, 1997 was 337.

         The Company has not paid a cash dividend since December 1982. Payment of dividends will depend upon the earnings of the Company, its funds derived from operations, its working capital needs, its debt service requirements, its general financial condition and other factors. No assurance can be given that the Company will pay dividends in the future.

Item 6. Selected Financial Data.

         The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included under Item 8 of this Form 10-K.


                                                              (In thousands except per share data)
                                                                        Year Ended June 30,
                                          -------------------------------------------------------------------------------
Operating Data(1)                            1997              1996             1995            1994(2)           1993
-----------------                            ----              ----             ----            -------           ----

Earned revenues                            $101,694         $ 94,359         $107,840         $ 66,618          $ 42,584
Income (loss) from
   operations                                 1,375            1,235            1,201             (766)           (8,513)
Primary income (loss) per
  share from continuing
  operations                                    .12              .10              .10             (.07)            (1.32)


                                                                     June 30,
                                           -------------------------------------------------------------
Balance Sheet Data                             1997            1996             1995             1994(3)          1993
------------------                             ----            ----             ----             -------          ----


Residential properties                      $ 35,355         $ 34,263         $ 35,757         $ 35,016         $ 12,863
Land and improvements                         60,067           46,654           52,921           46,681           32,389
Total assets                                 107,613           92,866          102,274           97,754           57,235
Mortgage obligations
 secured by real estate                       53,637           42,524           40,721           36,806           25,097
Senior notes                                    --               --                371              664            6,376
Subordinated
  debentures                                     601              618            2,231            2,363            3,653
Other Notes Payable                           10,917            9,756            9,455           10,509            2,761
Shareholders' equity
 (deficit)                                    16,051           13,949           12,146           10,945             (403)


----------
(1) The Company has not paid a cash dividend since December 1982.

(2) Includes results of operations of OCC from October 22, 1993 (date of acquisition) through June 30, 1994.

(3) Includes balance sheet data of OCC, acquired by the Company on October 22, 1993.

Item 7. Management's Discussion and Analysis of Financial Condition And Results of Operations

Liquidity and Capital Resources

         The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At June 30, 1997, the Company had approximately $53,122,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the units and amenities. The Company believes that the funds generated from operations and financing commitments from commercial lenders will provide the Company with sufficient capital to meet its operating needs through fiscal 1998.

         The Company has continued its ongoing land acquisition efforts during fiscal 1997. During this period, the Company acquired eleven (11) parcels of land with aggregate purchase prices of approximately $21,300,000. Marketing activities had commenced on a majority of these communities as of June 30, 1997. The remaining communities will commence marketing activities in fiscal 1998.

         The Company is continuing to expand its land acquisition efforts. As of June 30, 1997, the Company is committed to purchase thirteen additional tracts for an aggregate purchase price of $33,600,000. These purchase agreements are subject to due diligence review and are contingent upon the receipt of governmental approvals. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. The Company anticipates completing a majority of these acquisitions during fiscal 1998 and 1999.

Overview of Operations

         The tables included in "Item 1 - Business" summarize the Company's revenues, new orders and backlog data for the year ended June 30, 1997 with comparable data for fiscal 1996 and 1995.

         New orders for fiscal 1997 increased by 17% to $94,158,000 on 553 units compared to $80,438,000 on 486 units during fiscal 1996. The opening of new communities in Delaware and Chester Counties, Pennsylvania, were the primary reasons for the increase.

         Included in the new order data are 31 units with a sales value of approximately $1,800,000, to be purchased by Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company. The selling prices for these units, which are determined by state statute, are the same as if the units had been sold to unaffiliated third parties. These transactions will satisfy, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. No significant gain or loss will be recognized by the Company in relation to these sales. After excluding the affordable housing units purchased by Mr. Orleans, the average dollar value of new order and backlog units increased due to the change in product mix towards more townhome and single family products. The Company expects this trend to continue.

         At June 30, 1997, the Company had a backlog of 210 units with a sales value of $38,260,000, compared to 219 units totaling $40,206,000 at June 30, 1996. The Company anticipates delivering substantially all of its backlog units during fiscal 1998.

         The slight reduction in backlog is due to the timing of the sellout of the final units at several of the Company's mature developments coinciding with the commencement of sales activities at many of the newly acquired communities, as previously discussed.

Inflation

         Inflation can have a significant impact on the Company's liquidity. Rising costs of land, materials, labor, interest and administrative costs have generally been recoverable in prior years through increased selling prices. The Company has been able to increase prices to cover portions of these costs. However, there is no assurance the Company will be able to continue to increase prices to cover the effects of inflation in the future.

Joint Ventures

         The Company is a general partner in two joint ventures with private investors which are developing communities in Cherry Hill and Mt. Laurel, New Jersey. These activities have provided additional operating funds to the Company without the need for land acquisition funds.

                    Fiscal Years Ended June 30, 1997 and 1996

Results of Operations

         Operating Revenues.

         Revenues for fiscal 1997 increased by $7,335,000 compared to fiscal 1996. Revenues from the sale of residential homes included 562 homes totaling $96,104,000 compared to 531 homes totaling $86,061,000 during fiscal 1996. This increase in revenues is attributable to improvements in sales and home construction activities and the trend toward more townhome and single family homes being sold by the Company. Revenues from land sales decreased by $3,038,000 due to the timing of these transactions.

         Other income increased $330,000 primarily due to a non-recurring final distribution in excess of basis from a joint venture partnership received by the Company during fiscal 1997. The Company will have no future obligations or operating activities with respect to this entity.

         Costs and Expenses.

         Costs and expenses for fiscal year ended June 30, 1997 increased $6,433,000 compared to fiscal 1996. The increase in cost of residential properties sold of $8,963,000 coupled with the decrease in cost of land sales of $2,854,000 are the principal components of the overall increase. These amounts are consistent with the changes in earned revenues discussed previously. Selling, general and administrative costs increased $1,064,000 due to the increase in homes settled and start up costs associated with the opening of six new communities for sale.

         Net interest expense decreased approximately $500,000 as a result of the continued reduction in higher yield indebtedness, including $1,522,000 of the Company's 14-1/2% Subordinated Debentures retired in June 1996 and the note obligations retired in July 1996, as discussed under Extraordinary Items under this Item.

         As more fully described in Note 11 to the Company's Consolidated Financial Statements, during 1996 the Company reduced its valuation allowance from 100% to 50% on certain tax assets which were dependent on future taxable income for realization. As a consequence, the Company recognized a net tax benefit rather than a net tax expense. During fiscal 1997, the Company, as a result of income from operations, realized many of these tax assets and, accordingly, eliminated its valuation allowance. In future years, it is anticipated that net tax expense will approximate the effective tax rate.

         Extraordinary Items

         In August, 1995, the Company's former corporate offices were destroyed by fire. These premises were previously under a long term operating lease from a related party. During fiscal 1997, the Company received insurance proceeds in excess of the carrying costs of the related property and recognized an extraordinary gain of approximately $240,000, net of tax effects of approximately $62,000.

         In July, 1996, the Company completed a transaction to fully satisfy notes payable with an outstanding balance of approximately $1,650,000 and reacquired 183,177 shares of Common Stock in exchange for a cash payment of approximately $1,061,000. These shares have been retained by the Company as Treasury Stock. This transaction resulted in an extraordinary gain of $594,000, net of income tax expense of approximately $100,000 in fiscal 1997.

         In June, 1996, the Company satisfied $1,522,000 of its then outstanding Subordinated Debentures and related accrued interest for a cash payment of $907,000. This transaction resulted in an extraordinary gain of $523,000, net of income tax expense of $92,000 in fiscal 1996.

         During the second quarter of fiscal 1996, the Company completed a transaction to fully satisfy a note payable with an outstanding balance of approximately $380,000 and reacquired 116,823 shares of Common Stock in exchange for a cash payment of $235,000. These shares have been retained by the Company as treasury stock. This transaction resulted in an extraordinary gain of $170,000, net of income tax expense of $30,000 in fiscal 1996.

         Net Income.

         Net income for fiscal 1997 was $2,209,000 ($.19 primary earnings per share) compared to fiscal 1996 net income of $1,928,000 ($.16 primary earnings per share). This increase is due to increases in earnings from the sale of residential properties, other income, the extraordinary items and the reduction in net interest expense, all previously discussed under this Item. These amounts were somewhat offset by a reduction in earnings from land sale activity and changes in the valuation allowance for certain tax assets, also previously discussed.

                    Fiscal Years Ended June 30, 1996 and 1995

Results of Operations

         Operating Revenues

         Revenues for fiscal 1996 decreased $13,481,000 as compared to fiscal 1995. Revenues from the sale of residential units included 531 units totaling $86,061,000 compared to 612 units totaling $102,384,000 during fiscal 1995. The reduction in units delivered is due primarily to the severe winter weather conditions experienced in 1996, which hampered construction activity and delayed deliveries at all of the Company's communities. Revenues from land sales increased by $2,799,000 primarily due to the consummation of land sale transactions at the Company's Northampton, Pennsylvania community aggregating $4,700,000 during fiscal 1996.

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

         Net Income (Loss)

         Net income for fiscal 1996 was $1,928,000 ($.16 primary earnings per share) compared to fiscal 1995 net income of $1,201,000 ($.10 primary earnings per share). This increase is due to the extraordinary items, a reduction in the deferred tax asset valuation account of $527,000 and the fiscal 1995 environmental litigation accrual of $750,000 and were offset by the reduction in real estate sold during fiscal 1996 compared to fiscal 1995.

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

Item 8. Financial Statements and Supplementary Data.

                        FPA CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

Report of independent accountants                                      21

Consolidated balance sheets at June 30, 1997
     and June 30, 1996                                                 22

Consolidated statements of operations and retained
     earnings for the years ended June 30, 1997,
     1996 and 1995                                                     23

Consolidated statements of cash flows for the
     years ended June 30, 1997, 1996 and 1995                          24

Notes to consolidated financial statements                           25-38

Financial statement schedule:
              Valuation and qualifying accounts (Schedule II)          39

              All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

              The individual financial statements of the Registrant's subsidiaries have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at June 30, 1997, excepting indebtedness incurred in the ordinary course of business.

                        Report of Independent Accountants




To the Board of Directors and Shareholders of FPA Corporation.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of FPA Corporation and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Philadelphia, PA
September 19, 1997

                       FPA Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                                June 30,
                                                       ------------------------
                                                          1997           1996
                                                       ------------------------
                                                            (In Thousands)
                                                       ------------------------
Assets
Cash                                                   $   1,582      $   2,617
Receivables
  Trade accounts                                           3,223          3,622
  Mortgage and other notes                                   404            554
Real estate held for development and sale:
  Residential properties completed or
    under construction                                    35,355         34,263
  Land held for development or sale
    and improvements                                      60,067         46,654
Property and equipment, at cost, less
  accumulated depreciation                                   507            468
Deferred charges and other assets                          6,475          4,688
                                                       ---------      ---------
                                                       $ 107,613      $  92,866
                                                       =========      =========
Liabilities and Shareholders' Equity
Liabilities
Accounts payable                                       $  12,759      $  12,251
Accrued expenses                                           5,519          5,097
Amounts due to related parties                             2,701          3,026
Customer deposits                                          2,155          2,591
Mortgage and other note obligations
  primarily secured by real estate
  held for development and sale                           53,637         42,524
Subordinated debentures                                      601            618
Other notes payable                                       10,917          9,756
Deferred income taxes                                      2,587          2,348
Minority interests                                           686            706
                                                       ---------      ---------
         Total liabilities                                91,562         78,917
                                                       ---------      ---------

Commitments and contingencies

Shareholders' equity
Preferred stock, $1 par, 500,000
  shares authorized
Common stock, $.10 par, 20,000,000
  shares authorized, 12,698,131
  shares issued at June 30, 1997 and 1996                  1,270          1,270
Capital in excess of par value - common stock             17,726         17,726
Retained earnings (deficit)                               (1,967)        (4,176)
Treasury stock, at cost (1,342,113 and
  1,158,936 shares held at June 30,
  1997 and 1996, respectively)                              (978)          (871)
                                                       ---------      ---------
Total Shareholders' equity                                16,051         13,949
                                                       ---------      ---------

                                                       $ 107,613      $  92,866
                                                       =========      =========

                 See notes to consolidated financial statements

                        FPA Corporation and Subsidiaries
                      Consolidated Statements of Operations
                              and Retained Earnings

                                                         For the year ended June 30,
                                             --------------------------------------------------------
                                                 1997                  1996                  1995
                                                 ----                  ----                  ----
                                                     (In Thousands, except per share data)
                                             --------------------------------------------------------
Earned revenues
  Residential properties                     $  96,104              $  86,061              $ 102,384
  Land sales                                     3,851                  6,889                  4,090
  Other income                                   1,739                  1,409                  1,366
----------------------------------------------------------------------------------------------------
                                               101,694                 94,359                107,840
----------------------------------------------------------------------------------------------------
Costs and expenses
  Residential properties                        82,509                 73,546                 88,435
  Land sales                                     3,666                  6,520                  3,380
  Other                                            603                    798                    667
  Selling, general and administrative           12,380                 11,316                 11,898
  Interest
    Incurred                                     6,465                  6,838                  6,184
    Less capitalized                            (5,664)                (5,538)                (5,019)
  Environmental litigation expenses                                                              750
  Minority interests                               (20)                    26                     74
----------------------------------------------------------------------------------------------------
                                                99,939                 93,506                106,369
----------------------------------------------------------------------------------------------------
Income before income taxes                       1,755                    853                  1,471
Income tax (expense) benefit                      (380)                   382                   (270)
----------------------------------------------------------------------------------------------------
Income from operations before
  extraordinary items                            1,375                  1,235                  1,201
----------------------------------------------------------------------------------------------------
Extraordinary items, net                           834                    693
----------------------------------------------------------------------------------------------------
Net income                                       2,209                  1,928                  1,201
Retained earnings (deficit) at
  beginning of year                             (4,176)                (6,104)                (7,305)
----------------------------------------------------------------------------------------------------
Retained earnings (deficit) at
  end of year                                $  (1,967)             $  (4,176)             $  (6,104)
=====================================================================================================

                                                         For the year ended June 30,
                                             --------------------------------------------------------
                                                 1997                  1996                  1995
                                                 ----                  ----                  ----

=====================================================================================================
Primary earnings per share:
  Income before extraordinary items          $     .12              $     .10              $     .10
  Extraordinary gains                              .07                    .06
----------------------------------------------------------------------------------------------------
Total                                        $     .19              $     .16              $     .10
=====================================================================================================





                See notes to consolidated financial statements

                       FPA Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                             For the year ended June 30,
                                                               ---------------------------------------------------
                                                                    1997               1996                 1995
                                                                    ----               ----                 ----
                                                                                  (In Thousands)
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                                    $  2,209             $  1,928             $  1,201
  Adjustments to reconcile net
   income to net cash used by
   operating activities:
   Extraordinary gains                                              (834)                (693)
   Reduction in deferred tax asset
     valuation allowance                                                                 (527)
   Depreciation and amortization                                     128                  128                  205
Changes in operating assets and liabilities:
  Receivables                                                        851                1,134                2,778
  Real estate held for development
    and sale                                                     (14,505)               7,761               (6,981)
  Deferred charges and other assets                               (1,787)                 751                 (497)
  Accounts payable and other liabilities                             762              (10,656)               3,055
  Customer deposits                                                 (436)                (148)              (2,172)
------------------------------------------------------------------------------------------------------------------
    Net cash used by operating
     activities                                                  (13,612)                (322)              (2,411)
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property and equipment                                (167)                 (73)                (207)
------------------------------------------------------------------------------------------------------------------
    Net cash used in investing activities                           (167)                 (73)                (207)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings from loans secured by real
   estate assets                                                  83,861               78,567               81,709
  Repayment of loans secured by real
   estate assets                                                 (72,748)             (75,345)             (77,313)
  Repayment of subordinated debentures and
   senior notes payable                                              (17)              (1,461)                (425)
  Borrowings from other note obligations                          10,826                5,597                1,127
  Repayments of other note obligations                            (9,071)              (6,545)              (2,662)
  Purchase of treasury stock                                        (107)                (125)
------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing
     activities                                                   12,744                  688                2,436
------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                   (1,035)                 293                 (182)
Cash at beginning of year                                          2,617                2,324                2,506
------------------------------------------------------------------------------------------------------------------
Cash at end of year                                             $  1,582             $  2,617             $  2,324
==================================================================================================================

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

Earned revenues from real estate transactions

The Company recognizes revenues from sales of residential properties at the time of closing. The Company also sells developed and undeveloped land in bulk and under option agreements. Revenues from sales of land and other real estate are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied. To the extent that certain sales or portions thereof do not meet all conditions necessary for profit recognition, the Company uses other methods to recognize profit, including cost recovery and the deposit methods. These methods of profit recognition defer a portion or all of the profit and recognition of the profit is dependent upon the occurrence of future events.

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

Land and improvement costs include land, land improvements, interest on indebtedness and real estate taxes. Appropriate costs are allocated to projects on the basis of acreage, dwelling units and relative sales value. Land held for development and sale and improvements are stated at cost or estimated net realizable value, whichever is lower.

Land and land improvements applicable to condominiums, townhomes and single-family homes, are transferred to construction in progress when construction commences.

Interest costs included in Costs and Expenses for fiscal years 1997, 1996 and 1995 were $5,617,000, $4,588,000 and $5,236,000, respectively.

Depreciation, amortization and maintenance expense

Depreciation and amortization is primarily provided on the straight-line method at rates calculated to amortize the cost of the assets over their estimated useful lives. Expenditures for maintenance, repairs and minor renewals are expensed as incurred; major renewals and betterments are capital ized. At the time depreciable assets are retired or otherwise disposed of, the cost and the accumulated depreciation of the assets are eliminated from the accounts and any profit or loss is recognized.

Leases

The Company's leasing arrangements as lessee include the leasing of certain office space, residential units and equipment. These leases have been classified as operating leases.

Income taxes

The Company and its subsidiaries file a consolidated federal income tax return. See Note 12 for an additional discussion of income tax matters.

Earnings per share

Primary earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents. The weighted average number of shares used to compute primary earnings per common share was 11,504,066 shares in 1997, 11,781,425 shares in 1996 and 11,974,618 shares in 1995. The conversion of the Convertible Subordinated Note (Note 9) into Common Stock was not assumed since the effect would be antidilutive.

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

Consolidated Statements of Cash Flows

For purposes of reporting cash flows, short-term investments with original maturities of ninety days or less are considered cash equivalents.

Supplemental disclosures of cash flow information:

                                                         (In thousands)
                                              1997            1996        1995
                                            -----------------------------------
Cash paid during the year for:
Interest (net of amounts capitalized)         $ -             $143         $205
Income taxes                                  $109            $165         $297



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

Note 2.  Extraordinary Items

In August, 1995, the Company's former corporate offices were destroyed by fire. Those premises were previously under a long term operating lease from a related party. During fiscal 1997, the Company received insurance proceeds in excess of the carrying costs of the related property and recognized an extraordinary gain of approximately $240,000, net of tax effects of approximately $62,000.

In July, 1996, the Company completed a transaction to fully satisfy notes payable with an outstanding balance of approximately $1,650,000 and reacquired 183,177 shares of Common Stock in exchange for a cash payment of approximately $1,061,000. These shares have been retained by the Company as Treasury Stock. This transaction resulted in an extraordinary gain of $594,000, net of income tax expense of approximately $100,000 in fiscal 1997.

In June, 1996, the Company satisfied $1,522,000 of its then outstanding Subordinated Debentures and related accrued interest for a cash payment of $907,000. This transaction resulted in an extraordinary gain of $523,000, net of income tax expense of $92,000 in fiscal 1996.

During the second quarter of fiscal 1996, the Company completed a transaction to fully satisfy a note payable with an outstanding balance of approximately $380,000 and reacquired 116,823 shares of Common Stock in exchange for a cash payment of $235,000. These shares have been retained by the Company as treasury stock. This transaction resulted in an extraordinary gain of $170,000, net of income tax expense of $30,000 in fiscal 1996.

Note 3.  Joint Ventures

During fiscal 1997, the Company received approximately $319,000 from a final non-recurring distribution in excess of basis from a joint venture partnership. The Company will have no future obligations or operating activities with respect to this entity.

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

Orleans Construction Corporation ("OCC") has entered into a joint venture agreement with Bridlewood Associates, L.P., a limited partnership formed to develop an 85 acre parcel of land in Mount Laurel, New Jersey. OCC is the managing general partner. OCC and the limited partner share equally in the profits or losses of the entity. The financial statements of the Partnership are included in the consolidated financial statements of the Company. The limited partner's share of the income and capital from this entity has been presented as minority interest in the accompanying consolidated financial statements.

Note 4.  Certain Transactions with Related Parties

Prior to October 22, 1993, the date of acquisition by the Company of Orleans Construction Corporation, a real estate company which was wholly owned by Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, OCC had advanced funds to, borrowed funds from, and paid expenses and debt obligations on behalf of Orleans Builders and Developers ("OB&D"), a limited partnership whose partners include Jeffrey P. Orleans and the Trust of Selma Orleans. Mr. Orleans owns or controls approximately 62.4% and 68.1% of the currently outstanding and potentially outstanding stock (assuming conversion of certain convertible obligations described below), respectively, at June 30, 1997. At June 30, 1997 and 1996, amounts owed by the Company to the partnership aggregated $2,701,000 and $3,026,000, respectively. These advances are payable on demand and bear interest at 7%. Interest incurred on these advances amounted to $201,000, $236,000 and $369,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

In addition to the OB&D obligations described above, as more fully described in Note 9, the Company is also indebted to Jeffrey P. Orleans for an aggregate of $7,903,000 and $6,609,000 at June 30, 1997 and 1996, respectively, under the Convertible Subordinated 7% Note, Variable Rate Note, the portion of Series A and B Notes held by Mr. Orleans and certain deferred interest and principal thereon. Further, an aggregate of $117,000 and $433,000 of the Series A Notes were held by other directors, officers and key personnel of the Company as of June 30, 1997 and 1996, respectively.

The Company has exercised its final option during fiscal 1997 to purchase sections of land from OB&D under the terms of an existing option agreement. These parcels were subsequently sold to an unaffiliated third party for a purchase price of $763,000, $1,901,000 and $3,336,000 during fiscal 1997, 1996 and 1995, respectively. These transactions resulted in a profit to the Company before income taxes of $178,000, $301,000 and $548,000 for these periods, respectively.


Note 5. Receivables

Trade accounts receivable result primarily from customer escrow deposits on residential units, township development cost escrow amounts, accrued interest and net proceeds due from residential closings. Mortgage and other notes receivable, which are due in varying installments through 2017, bear interest at rates from 8% to 12%. Mortgage and other notes receivable consist of the following:

                                                    June 30,
                                           ---------------------
                                               1997        1996
----------------------------------------------------------------
                                                (In thousands)
----------------------------------------------------------------
Mortgage subsidiary receivables              $   272    $   290
 First mortgage notes, secured by
  residential and other properties               132        264
---------------------------------------------------------------
                                             $   404    $   554
===============================================================
Due within one year                          $    70    $   147
===============================================================




Note 6. Real Estate Held for Development and Sale

Residential properties consist of the following:

                                                    June 30,
                                           ---------------------
                                               1997        1996
----------------------------------------------------------------
                                                (In thousands)
----------------------------------------------------------------
Condominiums and townhomes                  $ 19,570   $ 20,293
Single-family homes                           15,785     13,970
----------------------------------------------------------------
                                            $ 35,355   $ 34,263
===============================================================

Residential properties completed or under construction consist of the following:

                                                    June 30,
                                           ---------------------
                                               1997        1996
----------------------------------------------------------------
                                                (In thousands)
----------------------------------------------------------------
Under contract for sale                     $ 21,300   $ 21,243
Unsold                                        14,055     13,020
---------------------------------------------------------------
                                            $ 35,355   $ 34,263
===============================================================

Note 7.  Mortgage Subsidiaries

The Company has a wholly-owned financing subsidiary which had been involved, through unaffiliated companies, in issuing mortgage-collateralized bonds. Condensed financial information for the finance subsidiary is as follows:

                                                    June 30,
                                           ---------------------
                                               1997        1996
----------------------------------------------------------------
                                                (In thousands)
----------------------------------------------------------------
Total assets, principally
  mortgage notes receivable                 $ 324         $ 351
Total liabilities, principally
  bonds payable                             $ 266         $ 283
---------------------------------------------------------------
Advances from parent company                $  58         $  68
===============================================================
Net income for the year ended               $   6         $  32
===============================================================

During fiscal 1996, the Company completed a transaction to sell approximately $1,000,000 of the mortgage receivables without recourse for assumption of the related bond liability and proceeds of approximately $100,000.


Note 8. Property and Equipment

Property and equipment consists of the following:

                                                    June 30,
                                           ---------------------
                                               1997        1996
----------------------------------------------------------------
                                                (In thousands)
----------------------------------------------------------------
Equipment and fixtures                      $ 982         $ 815
Less accumulated depreciation                (475)         (347)
----------------------------------------------------------------
                                            $ 507         $ 468
===============================================================

Depreciation expense was $128,000, $128,000 and $205,000 during fiscal 1997, 1996 and 1995, respectively.

Note 9. Mortgage and Other Note Obligations

The maximum balance outstanding under construction and inventory loan agreements at any month end during fiscal 1997, 1996 and 1995 was $38,178,000, $33,473,000 and $27,998,000, respectively. The average month end balance during fiscal 1997, 1996 and 1995 was approximately $30,608,000, $29,327,000 and $22,940,000, respectively, bearing interest at an approximate average annual rate of 9.25%, 9.5% and 9.2%, respectively. Mortgage obligations secured by land held for development and sale and improvements aggregating $17,925,000 and

$18,292,000 at June 30, 1997 and 1996, respectively, are due in varying installments through fiscal 2002 with interest primarily at .75% above the prime rate.

Maturities of land and improvement mortgage obligations, other than residential property construction loans, during the next five fiscal years are: 1998 - $6,977,000; 1999 - $7,273,000; 2000 - $3,255,000, 2001 - $172,000;
and 2002 - $248,000. Obligations under residential property and construction loans amounted to $35,712,000 and $24,232,000 at June 30, 1997 and 1996,
respectively, and are repaid at a predetermined percentage of the selling price of a unit when a sale is completed.

Included in the Other Notes Payable balance of $10,917,000 at June 30, 1997 is a $3,000,000 Convertible Subordinated 7% Note dated August 8, 1996 issued to Jeffrey P. Orleans which matures January 1, 2002. Upon approval of the listing of the underlying shares on the American Stock Exchange, this note will be convertible into FPA Corporation common stock at $1.50 per share with quarterly interest payments and principal due in annual installments of $1,000,000 beginning January 1, 2000. The Company also issued to Mr. Orleans for cash consideration a Variable Rate Note due September 30, 2000 in the principal amount of $2,000,000, which bears interest at prime plus 2% payable quarterly, with annual principal repayments of $500,000 beginning December 31, 1997.

Also included in the aggregate Other Note Payable balance are Series A and Series B Notes Payable held by Mr. Orleans and certain other officers, directors and key personnel of the Company of approximately $1,670,000 which mature in fiscal 1999. Repayment of these obligations which bear interest at prime plus 2% will be from proceeds from the sale of units at certain residential properties. During fiscal 1996, Mr. Orleans agreed to defer up to $1,350,000 of interest and principal payments due him pursuant to the repayment terms of the Series A and B Notes. As of June 30, 1997, the Company has deferred approximately $1,350,000 of these payments which are also included in Other Notes Payable. Interest is paid quarterly on this note, which matures April 1, 1998.

In June, 1997, the Chester County Industrial Development Authority issued bonds in the amount of $1,855,000 and loaned the proceeds thereof to a subsidiary of the Company. The Bonds mature November 1, 2006 and bear interest at 7%. The Bonds will be repaid at a predetermined amount from settlement proceeds for each home sold with minimum annual repayments of approximately $200,000 commencing on November 1, 1998. The proceeds from this obligation will be used to construct and operate a spray irrigation facility which will service the Company's Quaker Farms community in Chester County, Pennsylvania. Included in Other Assets on the Company's Consolidated Balance Sheet at June 30, 1997 is $1,786,000 of bond proceeds which is restricted for use for this facility. The total principal amount of $1,855,000 is included in Other Notes Payable at June 30, 1997.

In addition, the Company has various working capital and property and equipment note obligations which require various monthly repayment terms with maturity dates from 1997 through 2000.

Note 10. Subordinated Debentures

On September 8, 1980, the Company sold 25,000 Units, each consisting of a $1,000 debenture bearing interest at 14 l/2% per annum and 5 shares of Common Stock.

The debentures, which are unsecured obligations and are subordinated to senior indebtedness, as defined, mature September l, 2000 and require semi-annual interest payments each September and March with the balance due on September 1, 2000. Optional prepayments may be made at 100% of the principal amount thereof. The debentures contain certain default provisions and imposes restrictions on the amount of dividends or distributions to shareholders. The debentures are presented net of unamortized debt discount, which is being amortized as additional interest over the life of the debentures. As of June 30, 1997, a total principal amount of $573,000 of original subordinated debentures remain outstanding.

Note 11. Income Taxes

The provision (benefit) for income taxes is summarized as follows:

                                       For Year Ended June 30,
                                     ---------------------------
                                      1997       1996      1995
                                     ---------------------------
                                            (In Thousands)
                                     ---------------------------
Continuing operations
     Current                        $   271     $  145   $ 270
     Deferred                           109       (527)
--------------------------------------------------------------
                                    $   380     $ (382)  $ 270
==============================================================
Extraordinary Item
     Current                        $   162     $  117
     Deferred
--------------------------------------------------------------
                                    $   162     $  117
==============================================================

The differences between taxes computed at federal income tax rates and amounts provided for continuing operations are as follows:

                                       For Year Ended June 30,
                                     ---------------------------
                                      1997       1996      1995
                                     ---------------------------
                                            (In Thousands)
                                     ---------------------------

Amount computed at statutory rate    $  597     $  290   $ 500
State income taxes, net of federal
  tax benefit                            59         21      17
Unrealized (realized) benefits from
   net operating loss carry forwards
   and other tax credits net of
   changes in related valuation
   reserves                            (276)      (693)   (247)
---------------------------------------------------------------
                                     $  380     $ (382)  $ 270
==============================================================

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These "temporary differences" are determined in accordance with Financial Accounting Standards Board Statement No. 109 ("SFAS 109"). The principal component of the Company's deferred tax liability of $2,587,000 at June 30, 1997 are temporary differences arising from interest and real estate taxes incurred prior to commencing active construction being capitalized for book purposes while being expensed for tax purposes. In addition, temporary differences arise from net realizable value adjustments recognized for book purposes but not for tax purposes. These temporary differences reverse ratably as the communities sellout. The principal items making up the deferred income tax provisions from continuing operations are as follows:

                                       For Year Ended June 30,
                                     ---------------------------
                                      1997       1996      1995
----------------------------------------------------------------
                                            (In Thousands)
----------------------------------------------------------------
Interest and real estate taxes          $172      $238     $424
Difference in tax accounting for
  land and property sales (net)           13       (29)       7
Unrealized (realized) tax net
  operating loss carryforwards
  and other tax credits, net of
  changes in related valuation
  reserves                               223      (962)    (370)
Reserves for book not tax               (173)      142     (144)
Gain (loss) from joint ventures         (109)        2
Deferred compensation                     (7)       34       99
Depreciation and other                   (10)       48      (16)
----------------------------------------------------------------
                                        $109     $(527)     $ 0
---------------------------------------------------------------


Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. SFAS 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of certain tax assets depends on the Company's ability to generate sufficient taxable income in the future, including the effects of future anticipated arising/reversing temporary differences and the Company had, in fact, realized substantial losses in years prior to 1995. In 1995 and prior years, while the Company had undergone substantial capital and operational restructurings in recent years and management anticipated that total deferred tax assets would be fully realized by future operating results and future tax planning strategies, the losses in recent years prior to 1995, along with continued volatility in the local real estate markets in which the Company operates, made it appropriate to record a valuation allowance equal to 100% of the total deferred income tax assets which were dependent upon future income for realization in certain tax jurisdictions.

In fiscal 1996, as a result of the capital and operational restructurings previously discussed, as well as improving market conditions and operating results, the Company reduced this valuation allowance to 50%. During fiscal 1997, through continuing improved results of operations and extraordinary gains, the Company realized a large portion of these tax assets whose realization would have been dependent on future income and, accordingly, has no remaining valuation allowance. As of June 30, 1997, the Company has deferred tax assets of $1,510,000 included in its net deferred tax liability of $2,587,000.

At June 30, 1997, the Company had alternative minimum tax credits of approximately $315,000 which may be used to reduce or eliminate ordinary federal income taxes. These alternate minimum tax credits, which do not have an expiration date, are part of the deferred tax assets discussed previously.

Note 12.  Stock Option Plan

In December 1992, the Board of Directors adopted (i) the 1992 Stock Incentive Option Plan relating to options for up to 560,000 shares (increased in December, 1996 to 910,000 shares) of Common Stock of the Company and (ii) the Non-Employee Directors Stock Option Plan relating to a maximum of 100,000 shares. During fiscal 1997, 200,000 options were granted at an exercise price of $1.50 per share. During fiscal 1996, 80,000 options were granted at an exercise price of $1.25 to $2.00 per share and 50,000 options were granted at an exercise price of $1.25 or the fair market value on the date of vesting, whichever is greater.

In February, 1995, the Board of Directors adopted the 1995 Stock Option Plan for Non-Employee Directors which provides for options for up to 100,000 shares. On February 28, 1995, 75,000 options were granted under this plan to three additional non-employee Directors.

The option price per share under all plans was established at the fair market value at the dates of each grant which was $.69 to $2.81 per share. Total outstanding options under all three plans aggregated 997,500 shares with expiration dates between fiscal 2004 and 2006.

Effective in fiscal 1997, the Company was required to adopt the provisions of Statement of Financial Accounting Standards 123 ("SFAS 123") Accounting for Stock Based Compensation. As permitted, the Company has elected to continue to utilize the intrinsic value method and not to charge the fair value of such options as earned directly to the financial statements but to disclose the effects of such a charge. During the fiscal years ended June 30, 1997, 1996 and 1995, the market value of such options granted and vested was not material to the Company.

Note 13.  Commitments and Contingencies

At June 30, 1997, the Company had outstanding bank letters of credit amounting to $20,453,000 as surety for completion of improvements at various developments of the Company.

At June 30, 1997 the Company had agreements to purchase land and approved homesites aggregating approximately 1,200 building lots with purchase prices totaling approximately $33,600,000 at thirteen locations. Purchase of the properties is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the Sellers. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. The Company anticipates completing a majority of these acquisitions in fiscal 1998 and 1999. As of June 30, 1997 and 1996, the Company had paid deposits and incurred other costs associated with the acquisition and development of these parcels aggregating $1,900,000 and $2,073,000, respectively, and are included in Other Assets.

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

The Company, in turn, asserted third-party claims against the former owners and operators of the Colts Neck property as well as claims against the generator of the municipal waste allegedly disposed on the property.

In September, 1993 the Company brought an action in New Jersey state court against more than 30 of its insurance companies seeking indemnification and reimbursement of costs of defense in connection with the three Colts Neck actions referred to above.

As a result of the court sponsored mediation, the Company and the plaintiffs in the consolidated litigation entered into a settlement agreement. Under that agreement, which has been approved by the Court, a $6,000,000 Judgment was entered against the Company in favor of a class comprising most of the current and former homeowners. The Company, which has paid $650,000 on August 28, 1996 to the class, has no liability for the remainder of the Judgment. The remainder of the Judgment is to be paid solely from the proceeds of the state court litigation against the Company's insurance companies. Although, under the settlement agreement the Company is obligated to prosecute and fund the litigation against its insurance companies, the Company is entitled to obtain some reimbursement of those expenses. Specifically, under the settlement agreement, the Company may obtain reimbursement of its aggregate litigation expenses in excess of $100,000 incurred in connection with its continued prosecution of the insurance claims to the extent that settlements are reached and to the extent that the portion of those settlement funds designated to fund the litigation are not exhausted. The Company's right to reimbursement may, under certain circumstances, be limited to a total of $300,000.

The Company is currently prosecuting the litigation against its insurance companies in state court. Prosecution of those claims was pursued in federal court between 1994 and 1996, but has since been remanded to state court on jurisdictional grounds. The state court insurance litigation is being actively pursued. To date, settlements totaling $577,500 have been reached with seven defendants, half of which have been or will be paid to the plaintiff class, and half of which has been or will be used to fund the continued litigation. The likelihood of a favorable judgment or additional settlements in the litigation is uncertain.

In addition, the Company has reached a $205,000 tentative settlement of its third party claims in the above-mentioned federal litigation. One-half of the proceeds of any such settlement will be payable to the plaintiff class under the 1995 settlement agreement with the class.

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

                        FPA CORPORATION AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 For the year ended June 30, 1997, 1996 and 1995
                                 ($000 omitted)

             Column A                Column B                    Column C                    Column D      Column E
-------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                      --------------------------------------
                                     Balance at       Charged to costs    Charged to other      Deduc-     Balance at
             Description         beginning of period    and expenses     accounts - describe    tions -    end of period
------------------------------------------------------------------------------------------------------------------------

Provision for uncollectibility
  of receivables:

  Year ended June 30, 1997              $  -               $   -                                $    -        $    -
                                         =====             =====                                ======        ======

  Year ended June 30, 1996              $   30             $   -                                $   30         $   -
                                        ======             ======                               ======         =====

  Year ended June 30, 1995              $   35             $   -                                $    5        $   30
                                        ======             ======                               ======        ======


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There are no matters required to be reported hereunder.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of Stockholders to be held in December, 1997. Information concerning the executive officers is included under the separate caption Item A. "Executive Officers of the Registrant" under Part I of this Form 10-K.

Item 11. Executive Compensation.

         Incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of Stockholders to be held in December, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of Stockholders to be held in December, 1997.

Item 13. Certain Relationships and Related Transactions.

         Incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of Stockholders to be held in December, 1997.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                    (a)  l.  Financial Statements

                  The financial statements and schedule listed in the index on the first page under Item 8 are filed as part of this Form 10-K.

(b) Reports on Form 8-K. The Company did not file a Form 8-K for the quarter ended June 30, 1997.




(c)  Exhibits

Exhibit Number
--------------

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

4.6 Form of Note Purchase Agreement dated as of October 22, 1993, together with form of Series A Variable Rate Notes due September 15, 1998 issued by the Company attached thereto (incorporated by reference to Exhibit 4.2 to the 1993 Form 8-K).

4.7 Form of Note Purchase Agreement dated October 22, 1993, together with form of Series B Variable Rate Mortgage Notes due September 15, 1998 issued by the Company attached thereto (incorporated by reference to Exhibit 4.24 to the 1993 Form 8-K).

4.8 Form of Note Purchase Agreement, dated as of August 1, 1996, together with form of $2,000,000 Variable Rate Note due September 30, 2000 (incorporated by reference to Exhibit 4.8 to the 1996 Form 10-K).

4.9 Form of Note Purchase Agreement, dated as of August 1, 1996, together with form of $3,000,000 Convertible Subordinated 7% Note due January 1, 2002 (incorporated by reference to Exhibit 4.9 to the 1997 Form 10-K).

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