Form 10-Q
period 1997-09-30
FPA CORP /DE/
filed 1997-11-14
CIK 38570

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

        Number of shares outstanding as of November 13, 1997: 11,356,018
                 (excluding 1,342,113 shares held in Treasury).

                        FPA Corporation and Subsidiaries
                          Index to Financial Statements

                                                                         PAGE
                                                                        ------
Interim Financial Statements for the quarter
ended September 30, 1997
--------------------------------------------

   Consolidated Balance Sheets at September 30, 1997
   and June 30, 1997                                                       1

   Consolidated Statements of Operations and Changes
   in Retained Earnings for the three months ended
   September 30, 1997 and 1996                                             2

   Consolidated Statements of Cash Flows for the
   three months ended September 30, 1997 and 1996                          3

   Notes to Consolidated Financial Statements                            4-5

                        FPA Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                 September 30              June 30
                                                                                    1997                     1997
                                                                                    ----                     ----
Assets                                                                          (Unaudited)
Cash                                                                            $  1,522                  $  1,582
Receivables
  Trade accounts                                                                   3,309                     3,223
  Mortgage and other notes                                                           401                       404
Real estate held for development and sale:
  Residential properties completed or
    under construction                                                            34,721                    35,355
  Land held for development or sale
    and improvements                                                              56,561                    60,067
Property and equipment, at cost, less
  accumulated depreciation                                                           798                       507
Deferred charges and other assets                                                  6,914                     6,475
                                                                                  ------                    ------
                                                                                $104,226                  $107,613
                                                                                 =======                   =======
Liabilities and Shareholders' Equity
Liabilities
Accounts payable                                                                $ 12,017                  $ 12,759
Accrued expenses                                                                   5,583                     5,519
Amounts due to related parties                                                     2,604                     2,701
Customer deposits                                                                  2,177                     2,155
Mortgage and other note obligations
  primarily secured by real estate
  held for development and sale                                                   50,394                    53,637
Subordinated debentures                                                              580                       601
Other notes payable                                                               11,358                    10,917
Deferred income taxes                                                              2,517                     2,587
Minority interests                                                                   670                       686
                                                                                  ------                    ------
         Total liabilities                                                        87,900                    91,562
                                                                                  ------                    ------

Commitments and contingencies

Shareholders' equity
Preferred stock, $1 par, 500,000
  shares authorized, no shares outstanding
Common stock, $.10 par, 20,000,000
  shares authorized, 12,698,131
  shares issued at September 30, 1997
     and June 30, 1997, respectively                                               1,270                     1,270
Capital in excess of par value - common stock                                     17,726                    17,726
Retained earnings (deficit)                                                       (1,692)                   (1,967)
Treasury stock, at cost (1,342,113
  shares held at September 30, 1997
  and June 30, 1997, respectively)                                                  (978)                     (978)
                                                                                 --------                  --------
Total shareholders' equity                                                        16,326                    16,051
                                                                                 --------                  -------

                                                                               $ 104,226                  $107,613
                                                                                 ========                  =======

                 See notes to consolidated financial statements

                        FPA CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                     (in thousands except per share amounts)
                                   (unaudited)

                                              Three Months Ended
                                                 September 30,
                                              ------------------
                                                 1997     1996
                                              ------------------
Earned revenues
  Residential properties                    $ 24,841     $23,817
  Land sales                                     220
  Other income                                   325         314
                                              ------      ------
                                              25,386      24,131
                                              ------      ------
Costs and expenses
  Residential properties                      21,163      20,438
  Land sales                                     180
  Other                                          142         112
  Selling, general and administrative          3,278       2,978
  Interest:
    Incurred                                   1,726       1,481
    Less capitalized                          (1,562)     (1,259)
  Depreciation and amortization                   32          32
  Minority interests                             (16)        (13)
                                              ------      -------
                                              24,943      23,769
                                              ------      -------
Income from operations
   before income taxes                           443         362
Income tax expense                              (168)        (40)
                                              -------     ------
Income from operations before
  extraordinary items                            275         322
Extraordinary gain or early
  extinguishment of debt                          -          594
                                              -------     ------
  Net income                                     275         916
Retained earnings (deficit), at
   beginning of period                        (1,967)     (4,176)
                                              ------      ------
Retained earnings (deficit), at
   end of period                            $ (1,692)   $ (3,260)
                                              ======      ======

Primary earnings per share                  $    .02    $    .08
                                              ======      ======


                 See notes to consolidated financial statements

                        FPA CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (amounts in thousands)
                               (unaudited)

                                                       Three Months Ended
                                                          September 30,
                                                       ------------------
                                                       1997         1996
                                                       ------------------
Cash flows from operating activities:
  Net income                                        $  275     $    916
  Adjustment to reconcile net income
    to net cash provided by (used in)
    operating activities:
    Extraordinary gain on early
      extinguishment of debt                             -         (594)
    Depreciation and amortization                       32           32
  (Increase) decrease in assets
    Receivables                                        (83)          95
    Real estate held for development and sale        4,140       (1,600)
    Deferred charges and other assets                 (762)         (10)
  Increase (decrease) in liabilities
    Accounts payable and accrued expenses             (678)         237
    Other liabilities                                 (161)        (487)
                                                     ------      -------
      Net cash provided by (used in)
      operating activities                           2,763       (1,411)
                                                     -----        -----
Cash flows from financing activities:
  Proceeds from mortgages and loans payable         15,950       19,553
  Repayments of mortgages and loans payable        (18,773)     (19,042)
  Purchase of treasury stock                                       (107)
                                                    -------      ------
      Net cash provided by (used in)
      financing activities                          (2,823)         404
                                                    -------      ------
  Net decrease in cash                                 (60)      (1,007)
  Cash at beginning of year                          1,582        2,617
                                                    ------       ------
  Cash at end of quarter                            $1,522     $  1,610
                                                    ======       ======

  Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized       $  -       $    118
                                                    ======       ======
    Income taxes paid                               $   43     $     -
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

(B) Primary earnings per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding and common stock equivalents. The weighted average number of shares used to compute primary earnings per common share were 11,444,597 for the three months ended September 30, 1997 and 11,506,098 for the three months ended September 30, 1996.

(C)      Supplemental disclosure of non-cash financing activities:

         As discussed in Note A, the Company recorded an extraordinary gain of $594,000 during fiscal 1997 on the early retirement of approximately $1,650,000 of notes payable for a cash payment of $1,061,000.

(D) Residential properties completed or under construction consists of the following:

                                                             (In Thousands)
                                          September 30, 1997                June 30, 1997
                                          ------------------                -------------
         Under contract for sale             $ 21,701                         $ 21,300
         Unsold                                13,020                           14,055
                                          ------------------                -------------
                                             $ 34,721                         $ 35,355
                                          ==================                =============

(E) The above statements are unaudited but include all adjustments which the Company considers necessary for a fair presentation of the financial statements. All adjustments made for the periods presented were of a normal recurring nature. The results of operations for the three months ended September 30, 1997 and 1996 are not necessarily indicative of the full year.

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

         Orleans Construction Corp. (OCC) has entered into a joint venture agreement with Bridlewood Associates, L.P., a limited partnership formed to develop an 85 acre parcel of land in Mount Laurel, New Jersey. OCC is the managing general partner. OCC and the limited partner share equally in the profits or losses of the entity. The financial statements of the Partnership are included in the consolidated financial statements of the Company. The limited partner's share of the income and capital from this entity has been presented as minority interest in the accompanying consolidated financial statements.

                        FPA CORPORATION AND SUBSIDIARIES

Item 2.           FPA Corporation and Subsidiaries
                  Management's Discussion and Analysis of Financial Condition and Results of Operations.
                  -----------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

         The Company requires capital to purchase and develop land, to construct units, fund related carrying costs and overhead and to fund various advertising and marketing costs to facilitate sales. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At September 30, 1997, the Company had $54,343,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the units and amenities. The Company believes that the funds generated from operations and financing commitments from commercial lenders will provide the Company with sufficient capital to meet its operating needs.

Results of Operations
---------------------

         The following table sets forth certain detail as to residential sales activity for the three months ended September 30, 1997 and 1996, in the case of revenues earned and new orders, and at the end of the periods indicated, in the case of backlog.

                                               Three Months Ended
                                               ------------------
                                  September 30, 1997       September 30, 1996
                                  ------------------       ------------------
                                              (Dollars in Thousands)

Revenues Earned                        $24,841                 $23,817
  Units                                    130                     141
  Average Price Per Unit               $   191                 $   169

New Orders                             $28,809                 $22,487
  Units                                    156                     134
  Average Price Per Unit               $   185                 $   168

Backlog                                $42,228                 $38,876
  Units                                    236                     212
  Average Price Per Unit               $   179                 $   183

         New orders for the three months ended September 30, 1997 increased by 28% to $28,809,000 on 156 orders, compared to $22,487,000 on 134 orders during the three months ended September 30, 1996. The opening of new communities in Chester and Delaware Counties in Pennsylvania and Mercer County in New Jersey were the primary reasons for the increase. The average price per unit of revenues earned and new orders increased due to a change in product mix towards more townhouse and single family homes. The Company expects this trend to continue.

         Included in the September 30, 1997 backlog are 26 low income units with an aggregate sales value of approximately $1,400,000 which are to be acquired by Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company. These transactions will satisfy, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The inclusion of these units is the primary reason for the decrease in average price per unit of the September 30, 1997 backlog, as compared to September 30, 1996.

Inflation
---------

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

Operating Revenues
------------------

         Revenues for the first quarter of fiscal 1998 increased $1,255,000 compared to the first quarter of fiscal 1997. Revenues from the sale of residential properties included 130 homes totaling $24,841,000 during the quarter ended September 30, 1997, as compared to 141 homes totaling $23,817,000 during the quarter ended September 30, 1996. The trend towards more townhouse and single family homes, discussed previously, is the reason for the increase in average selling price. Land sale revenues increased for the three months ended September 30, 1997 due to the sale, under an existing option agreement, of seven single family lots in Gloucester Township, New Jersey.

Costs and Expenses
------------------

         Costs and expenses for the first quarter of fiscal 1998 increased $1,174,000, as compared to the first quarter of fiscal 1997. The increase in cost of residential properties sold of $725,000 is consistent with the increase in related revenues. Selling, general and administrative expenses increased as a result of start-up costs associated with opening of the new communities previously discussed. Cost of land sales increased due to the timing of the lot sales discussed in the preceding paragraph. Net interest expense decreased $58,000
                                       -7-
primarily as a result of the retirement of the notes payable discussed in the following paragraph under Extraordinary Items.

Extraordinary Items
-------------------

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

Net Income
----------

         Net income for the first quarter of fiscal 1998 was $275,000 ($.02 per primary share) compared to a net income of $916,000 ($.08 per primary share). The decrease is primarily due to the July 1996 extraordinary items discussed previously. The effective tax rate for fiscal 1997 was lower due to the utilization of various income tax credits and carryforwards. The change in income tax rate reduced net income by approximately $119,000 for the first quarter of fiscal 1998, as compared to the comparable period in fiscal 1997.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.
--------------------------------------------------------------------------------

         The following important factors could cause FPA's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, FPA Corporation:

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

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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

                                 FPA CORPORATION
                                 ---------------
                                  (Registrant)


November 12, 1997                          /S/ Benjamin D. Goldman
-----------------                          -------------------------------------
     (Date)                                Benjamin D. Goldman
                                           President and Chief Operating Officer


November 12, 1997                          /S/ Joseph A. Santangelo
-----------------                          -------------------------------------
     (Date)                                Joseph A. Santangelo
                                           Treasurer, Secretary and
                                           Chief Financial Officer