Form 10-Q
period 1997-12-31
FPA CORP /DE/
filed 1998-02-17
CIK 38570

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended December 31, 1997

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

       Number of shares outstanding as of February 12, 1998: 11,356,018
                (excluding 1,342,113 shares held in Treasury).

                       FPA Corporation and Subsidiaries
                         Index to Financial Statements

                                                                          PAGE

Interim Financial Statements for the quarter ended December 31, 1997

   Consolidated Balance Sheets at December 31, 1997
   and June 30, 1997                                                        1

   Consolidated Statements of Operations and Changes
   in Retained Earnings for the three months and six months
   ended December 31, 1997 and 1996                                         2

   Consolidated Statements of Cash Flows for the
   six months ended December 31, 1997 and 1996                              3

   Notes to Consolidated Financial Statements                             4-5

                       FPA Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                (in thousands)
                                                   December 31     June 30
                                                       1997           1997
                                                       ----           ----
                                                   (Unaudited)
Assets
Cash                                                $   2,944       $   1,582
Receivables
  Trade accounts                                        6,620           3,223
  Mortgage and other notes                                390             404
Real estate held for development and sale:
  Residential properties completed or
    under construction                                 41,832          35,355
  Land held for development or sale
    and improvements                                   54,094          60,067
Property and equipment, at cost, less
  accumulated depreciation                              1,847             507
Deferred charges and other assets                       5,562           6,475
                                                    ---------       ---------
                                                    $ 113,289       $ 107,613
                                                    =========       =========
Liabilities and Shareholders' Equity
Liabilities
Accounts payable                                    $  12,915       $  12,759
Accrued expenses                                        7,703           5,519
Amounts due to related parties                          2,508           2,701
Customer deposits                                       2,961           2,155
Mortgage and other note obligations
  primarily secured by real estate
  held for development and sale                        55,924          53,637
Subordinated debentures                                   601             601
Notes payable - related parties (Note G)                7,597           8,020
Other notes payable                                     3,748           2,897
Deferred income taxes                                   2,517           2,587
Minority interests                                        427             686
                                                    ---------       ---------
         Total liabilities                             96,901          91,562
                                                    ---------       ---------

Commitments and Contingencies

Shareholders' equity
Preferred stock, $1 par, 500,000
  shares authorized
Common stock, $.10 par, 20,000,000
  shares authorized, 12,698,131
  shares issued at December 31, 1997
  and June 30, 1997                                     1,270           1,270
Capital in excess of par value - common stock          17,726          17,726
Retained earnings (deficit)                            (1,630)         (1,967)
Treasury stock, at cost (1,342,113
  shares held at December 31, 1997
  and June 30, 1997, respectively)                       (978)           (978)
                                                    ---------       ---------
Total shareholders' equity                             16,388          16,051
                                                    ---------       ---------
                                                    $ 113,289       $ 107,613
                                                    =========       =========

                See notes to consolidated financial statements

                       FPA Corporation and Subsidiaries
                     Consolidated Statements of Operations
                             and Retained Earnings
                   (In Thousands, except per share amounts)
                                  (Unaudited)



                                              Three Months Ended            Six Months Ended
                                                   December 31,               December 31,
                                              1997         1996            1997          1996
                                           ----------------------------------------------------


Earned revenues
  Residential properties                   $ 19,335       $ 21,987       $ 44,176       $ 45,804
    Related party (Note H)                    1,472                         1,472
  Land sales                                    206                           426
  Other income                                  434            677            759            991
------------------------------------------------------------------------------------------------
                                             21,447         22,664         46,833         46,795
------------------------------------------------------------------------------------------------
Costs and expenses
  Residential properties                     16,430         18,872         37,593         39,310
    Related party (Note H)                    1,459                         1,459
  Land sales                                    147                           327
  Other                                         147            121            289            233
  Selling, general and administrative         3,089          3,239          6,399          6,249
  Interest
    Incurred                                  1,770          1,490          3,496          2,971
    Less capitalized                         (1,607)        (1,281)        (3,169)        (2,540)
  Minority interests                            (88)           (15)          (104)           (28)
------------------------------------------------------------------------------------------------
                                             21,347         22,426         46,290         46,195
------------------------------------------------------------------------------------------------
Income before income taxes                      100            238            543            600
Income tax expense                               38             45            206             85
------------------------------------------------------------------------------------------------
Income from operations before
  extraordinary item                             62            193            337            515
------------------------------------------------------------------------------------------------
Extraordinary item, net                                                                      594
------------------------------------------------------------------------------------------------
Net income                                       62            193            337          1,109
Retained earnings (deficit) at
  beginning of period                        (1,692)        (3,260)        (1,967)        (4,176)
------------------------------------------------------------------------------------------------
Retained earnings (deficit) at
  end of period                            $ (1,630)      $ (3,067)      $ (1,630)      $ (3,067)
================================================================================================
Basic and diluted earnings per share:
  Income before extraordinary item         $    .01       $    .02       $    .03       $    .04
  Extraordinary gain                                                                         .06
------------------------------------------------------------------------------------------------
Total                                      $    .01       $    .02       $    .03       $    .10
================================================================================================


                See notes to consolidated financial statements

                       FPA Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                     For the six months ended
                                                     ------------------------
                                                      12/31/97       12/31/96
                                                      --------       --------
                                                             (In Thousands)
Cash flows from operating activities:
  Net income                                          $    337       $  1,109
  Adjustments to reconcile net
   income to net cash provided by
   (used in )operating activities:
   Extraordinary gain on early
    extinguishment of debt                                               (594)
   Depreciation and amortization                            69             64
(Increase) decrease in assets:
  Receivables                                           (3,383)           744
  Real estate held for development
    and sale                                              (504)        (6,457)
  Deferred charges and other assets                        913           (318)
Increase (decrease) in liabilities
  Accounts payable and accrued expenses                  2,340           (175)
  Other liabilities                                        284           (278)
                                                      --------       --------


    Net cash provided by (used in)
      operating activities                                  56         (5,905)
                                                      --------       --------

Cash flows from investing activities:
  Purchase of property and equipment, net               (1,409)
                                                      --------

    Net cash used in investing activities               (1,409)
                                                      --------

Cash flows from financing activities:
  Proceeds from mortgages and loans payable             36,778         42,876
  Repayments of mortgages and loans payable            (34,063)       (37,987)
  Purchase of treasury stock                                             (107)
                                                      --------       --------

    Net cash provided by financing acivities             2,715          4,782
                                                      --------       --------

Net increase (decrease) in cash                          1,362         (1,123)
Cash at beginning of year                                1,582          2,617
                                                      --------       --------
Cash at end of quarter                                $  2,944       $  1,494
                                                      ========       ========


Supplemental disclosure of cash flow activities:
  Interest paid, net of amounts capitalized               --             --
                                                      ========       ========
  Income taxes paid                                        102              4
                                                      ========       ========

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

(B) Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of shares used to compute basic earnings per common share were 11,356,018 shares for the three and six month periods ended December 31, 1997 and 1996. Diluted earnings per share includes additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The Company's only dilutive shares are certain stock options granted to executives of the Company. The weighted average number of shares used to compute diluted earnings per share were 11,482,520 and 11,512,386 shares for the three months ended December 31, 1997 and 1996, respectively, and 11,458,334 and 11,513,424 shares for the six months ended December 31, 1997 and 1996, respectively.


(C)      Supplemental disclosure of non-cash financing activities:

         As discussed in Note A, the Company recorded an extraordinary gain of $594,000 during fiscal 1997 on the early retirement of approximately $1,650,000 of notes payable for a cash payment of $1,061,000.

(D) Residential properties completed or under construction consists of the following:

                                                   (In Thousands)
                                      December 31, 1997        June 30, 1997
                                      -----------------        -------------

         Under contract for sale           $28,446                $21,300
         Unsold                             13,386                 14,055
                                           -------                -------
                                           $41,832                $35,355
                                           =======                =======

(E) The above statements are unaudited but include all adjustments which the Company considers necessary for a fair presentation of the financial statements. All adjustments made for the periods presented were of a normal recurring nature. The results of operations for the three and six month periods ended December 31, 1997 and 1996 are not necessarily indicative of the full year.

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

(G) Notes Payable - Related Parties include various note obligations substantially all of which are payable to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company. These obligations bear interest at rates ranging from 7% to prime +2%. These obligations have various maturity dates through January 1, 2002.

(H) Related party residential property revenues for the three and six months ended December 31, 1997 included 27 low income homes with an aggregate sales value of $1,472,000 which were purchased by Jeffrey
         P. Orleans, Chairman and Chief Executive Officer of the Company. These transactions will satisfy, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The selling prices for these homes which are determined by state statute, are the same as if the homes had been sold to unaffiliated third parties.

                       FPA CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

                  The Company requires capital to purchase and develop land, to construct homes, fund related carrying costs and overhead and to fund various advertising and marketing costs to facilitate sales. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At December 31, 1997, the Company had $44,677,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company believes that the funds generated from operations and financing commitments from commercial lenders will provide the Company with sufficient capital to meet its operating needs.

                  In February, 1998, the Company expects to contribute $2,120,000 to the Mount Laurel Township Affordable Housing Trust Fund. This payment will satisfy the Company's requirement to construct low and moderate income housing at certain communities in the Township. The Company expects to utilize proceeds from secured borrowings to fund this payment. This payment is being accounted for as a development cost and will be allocated to specified communities in Mount Laurel Township.

Results of Operations

                  The following table sets forth certain detail as to residential sales activity for the six months ended December 31, 1997 and 1996, in the case of revenues earned and new orders, and at the end of the periods indicated, in the case of backlog.

                                          Six Months Ended
                               December 31, 1997     December 31, 1996
                               -----------------     -----------------
                                        (Dollars in Thousands)

Revenues Earned                     $45,648               $45,804
  Homes                                 264                   270
  Average Price Per Unit            $   173               $   170

New Orders                          $59,382               $46,911
  Homes                                 309                   267
  Average Price Per Unit            $   192               $   175

Backlog                             $51,994               $41,313
  Homes                                 255                   216
  Average Price Per Unit            $   204               $   191

                  New orders for the six months ended December 31, 1997 increased by 27% to $59,382,000 on 309 orders, compared to $46,911,000 on 267 orders during the six months ended December 31, 1996. The Company continues to expand its geographic marketing areas within Pennsylvania and New Jersey. This increase in new orders resulted from the opening of four new communities in Chester and Delaware Counties in Pennsylvania. In New Jersey, the Company opened new communities in Evesham Township, Princeton, and an active adult community in Southampton Township, Burlington County. The average price per unit of revenues earned and new orders increased due to a change in product mix towards more townhouse and single family homes. The Company expects this trend to continue.

Backlog

                  The dollar value of backlog at December 31, 1997 increased 26% to $51,994,000 on 255 homes, as compared to the backlog at December 31, 1996 of $41,313,000 on 216 homes. The Company's continued geographic diversification with its new communities, as discussed in the preceding paragraph, resulted in the increased backlog level.

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

Operating Revenues

                  Revenues for the six months ended December 31, 1997 increased $38,000 as compared to the six months ended December 31, 1996. Revenues from residential property sales and homes delivered (including related party amounts) decreased by $156,000 and six homes, respectively. Residential property revenues from related parties for the six months ended December 31, 1997 included 27 low income homes with an aggregate sales value of $1,472,000 which were purchased by Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company. These transactions will satisfy, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The selling prices for these homes which are determined by state statute, are the same as if the homes had been sold to unaffiliated third parties. Land sales increased due to the sale, under an existing option agreement, of thirteen single family lots in Gloucester Township, New Jersey. Other income decreased $232,000 primarily as a result of the prior year sale of the Company's interest in a joint venture.

                  Revenues for the second quarter of fiscal 1998 decreased $1,217,000 compared to the second quarter of fiscal 1997. Revenues from the sale of residential properties (including related party amounts) included 134 homes totaling $20,807,000 during the quarter ended December 31, 1997, as compared to 129 homes totaling $21,987,000 during the quarter ended December 31, 1996.

Residential property revenues from related parties for the second quarter of fiscal 1998 included the 27 units with a sales volume of $1,472,000 discussed in the preceding paragraph. The inclusion of these homes resulted in the decrease in the average sales price of homes settled. If the 27 homes are excluded, the average sale price of homes settled during the three months ended December 31, 1997 was approximately $181,000, compared to $170,000 for the prior year second quarter. As previously discussed, the Company expects this trend of increased average selling prices to continue. Land sale revenues increased for the three months ended December 31, 1997 due to the sale, under an existing option agreement, of six single family lots in Gloucester Township, New Jersey. Other income decreased $243,000 primarily as a result of the prior year sale of the Company's interest in a joint venture.

Costs and Expenses

                  Costs and expenses for the first six months of fiscal 1998 increased $95,000 which is consistent with the increase in revenues. The increase in costs and expenses is due primarily to the timing of the land sales previously discussed and an increase in selling, general and administrative expenses of $150,000 as a result of start-up costs associated with the opening of new communities. These increases were offset by a reduction in the cost of residential properties (including related party amounts) of $258,000 due to decreased revenues and slightly improved profit margins. Net interest expense also decreased $104,000 due to the retirement of debt obligations secured by land parcels which were sold to unaffiliated third parties during fiscal 1997.


                  Costs and expenses for the second quarter of fiscal 1998 decreased $1,079,000, as compared to the second quarter of fiscal 1997. The decreases in costs of residential properties sold (including related party amounts) and selling, general and administrative expenses of $983,000 and $150,000, respectively, are consistent with the decrease in revenues. These amounts were partially offset by the increase in cost of land sales of $147,000 due to the timing of the transactions discussed previously.

Extraordinary Items

                  In July 1996, the Company completed a transaction to fully satisfy notes payable with an outstanding balance of approximately $1,650,000 and re-acquired 183,177 shares of Common Stock in exchange for a cash payment of approximately $1,061,000. These shares have been retained by the Company as treasury stock. This transaction resulted in an extraordinary gain of $594,000, net of income tax expense of approximately $100,000.

Net Income

                  Net income for the first six months of fiscal 1998 was $337,000 ($.03 per primary share) compared to net income of $1,109,000 ($.10 per primary share) for the first six months of fiscal 1997. The decrease is primarily due to the July 1996 extraordinary gain and income from a joint venture. These amounts were offset by slightly improved gross profit margins, income from land sales and a reduction in net interest expense in fiscal 1998.

                  Net income for the second quarter of fiscal 1998 was $62,000 ($.01 per primary share) compared to net income of $193,000 ($.02 per primary share) for the prior year quarter. Fiscal 1997 results included income of approximately $260,000 (net of income taxes) from the sale of the Company's interest in a joint venture. The profit from the lot sales, coupled with the reduction in net interest expense, are the primary reasons for the remaining increase in net income for the current year quarter.

Litigation

                  During the second quarter of fiscal 1998, a judgment in the amount of $2,500,000 was rendered against FPA Corporation, and in the amount of $1,250,000 against the Estate of Marvin Orleans and Jeffrey P. Orleans, trading as Orleans Construction Company, a partnership (collectively, "OCC") by the Court of Common Pleas of Bucks County, in an action brought against FPA Corporation, OCC, and an unrelated party arising out of injuries to two workmen at an FPA Corporation project during its construction phase. The plaintiffs have also requested "delay damages" based upon an allegation, which FPA and OCC will contest, that FPA and OCC inappropriately delayed the trial. Although the amount of delay damages, if granted, is uncertain, the portion thereof allocable to FPA and OCC could be as much as approximately $2,250,000 between them. FPA and OCC have filed post-trial motions challenging the judgment. One of FPA's subcontractors is insured for up to $2,000,000 under two insurance policies; that subcontractor's insurance company provided a defense to FPA and OCC and its limits stand in front of FPA's primary insurance policy. FPA and OCC are insured up to $1,000,000 under its primary policy in effect at that time and FPA and OCC are further insured under an umbrella policy for $15,000,000. The subcontractor's insurance company, FPA's primary insurance company and FPA's excess insurer have acknowledged coverage up to their aggregate policy limits. Therefore, the full amount of the judgment, including delay damages, is expected to be satisfied from insurance proceeds.

                  Accordingly, the Company has recorded an accrued expense for $2,500,000 for its portion of the judgment discussed above. The Company also has recorded a receivable for $2,500,000, representing the amount the Company believes it will recover from the various insurance carriers to satisfy its portion of the judgment. Based upon the outcome of post-trial motions challenging the judgments and any potential future award of delay damages, the Company will adjust its liability and insurance recovery amounts accordingly.

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

o         building material price fluctuations;

o changes in mortgage interest rates charged to buyers of the Company's homes;

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

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         The registrant incorporates herein by reference the information contained in Part 1, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations Litigation".

Item 4.  Submission of Matters to a Vote of Security Holders.

         On December 5, 1997, the Company held its Annual Meeting of Stockholders pursuant to a notice dated November 4, 1997. Definitive proxy materials were filed with the Securities and Exchange Commission prior to the meeting. A total of 10,047,307 shares were voted at the meeting constituting 88.5% of the 11,356,018 shares entitled to vote.

         At the Annual Meeting, the seven nominees (Sylvan M. Cohen, Benjamin
D. Goldman, Robert N. Goodman, Andrew N. Heine, David Kaplan, Lewis Katz and Jeffrey P. Orleans) who were nominated for re-election and were previously elected by the stockholders were all elected.

         The results of the vote were as follows:

                                                            Shares for Which
                                      Shares Voted For      Vote Was Withheld
                                      ----------------      -----------------

         Sylvan M. Cohen              10,046,787                     520
         Benjamin D. Goldman           9,894,443                 152,864
         Robert N. Goodman            10,046,787                     520
         Andrew N. Heine              10,046,787                     520
         David Kaplan                 10,046,787                     520
         Lewis Katz                   10,046,787                     520
         Jeffrey P. Orleans           10,046,787                     520

           The stockholders also approved the appointment of Price Waterhouse, LLP as independent accountants to examine the books, accounts and records of the Company for fiscal 1998. A total of 10,047,057 shares were voted in favor of this proposal; and 250 shares abstained from the vote.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 27 - Financial Data Schedule (included in electronic filing format only).

                       FPA CORPORATION AND SUBSIDIARIES

                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FPA CORPORATION
                                         (Registrant)

         February 12, 1998               /s/ Benjamin D. Goldman
                                         -------------------------------------
                                         Benjamin D. Goldman
                                         President and Chief Operating Officer


         February 12, 1998               /s/ Joseph A. Santangelo
                                         -------------------------------------
                                         Joseph A. Santangelo
                                         Treasurer, Secretary and
                                         Chief Financial Officer