Form 10-Q
period 1998-03-31
FPA CORP /DE/
filed 1998-05-15
CIK 38570

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

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

           Number of shares outstanding as of May 13, 1998: 11,356,018
                 (excluding 1,342,113 shares held in Treasury).

                        FPA Corporation and Subsidiaries
                          Index to Financial Statements

                                                                        PAGE
                                                                        ----

Interim Financial Statements for the quarter ended March 31, 1998

   Consolidated Balance Sheets at March 31, 1998
   and June 30, 1997                                                      1

   Consolidated Statements of Operations and Changes
   in Retained Earnings for the three months and nine months
   ended March 31, 1998 and 1997                                          2

   Consolidated Statements of Cash Flows for the
   nine months ended March 31, 1998 and 1997                              3

   Notes to Consolidated Financial Statements                           4-6

                        FPA Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                   March 31             June 30
                                                                  ---------            ---------
                                                                    1998                1997*
                                                                  ---------            ---------
                                                                 (Unaudited)
Assets
Cash                                                              $   2,361            $   1,582
Receivables
  Trade accounts                                                      7,513                3,223
  Mortgage and other notes                                              387                  404
Real estate held for development and sale:
  Residential properties completed or
    under construction                                               48,359               35,355
  Land held for development or sale
    and improvements                                                 57,222               60,067
Property and equipment, at cost, less
  accumulated depreciation                                            1,892                  507
Deferred charges and other assets                                     6,817                6,475
                                                                  ---------            ---------
                                                                  $ 124,551            $ 107,613
                                                                  =========            =========
Liabilities and Shareholders' Equity
Liabilities
Accounts payable                                                  $  14,063            $  12,759
Accrued expenses                                                      8,520                5,519
Customer deposits                                                     3,873                2,155
Mortgage and other note obligations
  primarily secured by real estate
  held for development and sale                                      64,207               53,637
Subordinated debentures                                                 580                  601
Other notes payable - related parties                                10,481               10,722
Other notes payable                                                   3,687                2,896
Deferred income taxes                                                 2,517                2,587
Minority interests                                                      166                  686
                                                                  ---------            ---------
         Total liabilities                                          108,094               91,562
                                                                  ---------            ---------

Commitments and Contingencies

Shareholders' equity
Preferred stock, $1 par, 500,000
  shares authorized
Common stock, $.10 par, 20,000,000
  shares authorized, 12,698,131
  shares issued at March 31,1998
     and June 30, 1997                                                1,270                1,270
Capital in excess of par value - common stock                        17,726               17,726
Retained earnings (deficit)                                          (1,561)              (1,967)
Treasury stock, at cost (1,342,113
  shares held at March 31,1998
  and June 30, 1997, respectively)                                     (978)                (978)
                                                                  ---------            ---------
Total shareholders' equity                                           16,457               16,051
                                                                  ---------            ---------
                                                                  $ 124,551            $ 107,613
                                                                  =========            =========

*Reclassified to conform with fiscal 1998 presentation


                 See notes to consolidated financial statements

                        FPA Corporation and Subsidiaries
                      Consolidated Statements of Operations
                              and Retained Earnings
                    (In Thousands, except per share amounts)
                                   (Unaudited)



                                                 Three Months Ended           Nine Months Ended
                                                      March 31,                    March 31,
                                            -------------------------     -------------------------
                                                 1998         1997           1998           1997


Earned revenues
  Residential properties                     $ 23,661       $ 19,249       $ 67,837       $ 65,053
  Related party (Note H)                                                      1,472
  Land sales                                      232          2,728            658          2,728
  Other income                                    393            380          1,152          1,371
                                             --------       --------       --------       --------
                                               24,286         22,357         71,119         69,152
                                             --------       --------       --------       --------
Costs and expenses
  Residential properties                       20,213         16,465         57,806         55,775
  Related party (Note H)                                                      1,459
  Land sales                                      222          3,055            549          3,055
  Other                                           136            118            425            351
  Selling, general and administrative           3,440          2,719          9,839          8,968
  Interest
    Incurred                                    1,855          1,534          5,351          4,505
    Less capitalized                           (1,666)        (1,423)        (4,835)        (3,963)
  Minority interests in income
    (loss) of consolidated subsidiaries           (25)             5           (129)           (23)
                                             --------       --------       --------       --------
                                               24,175         22,473         70,465         68,668
                                             --------       --------       --------       --------
Income (loss) from operations
  before income taxes                             111           (116)           654            484
Income tax expense                                 42                           248             85
                                             --------       --------       --------       --------
Income (loss) from operations
  before extraordinary item                        69           (116)           406            399
                                             --------       --------       --------       --------
Extraordinary item, net                                                                        594
                                             --------       --------       --------       --------
Net income (loss)                                  69           (116)           406            993
Retained earnings (deficit) at
  beginning of period                          (1,630)        (3,067)        (1,967)        (4,176)
                                             --------       --------       --------       --------
Retained earnings (deficit) at
  end of period                              $ (1,561)      $ (3,183)      $ (1,561)      $ (3,183)
                                             --------       --------       --------       --------
Basic earnings (loss) per share:
  Income (loss) before extraordinary
  item                                       $    .01       $   (.01)      $    .04       $    .03
Extraordinary gain                                                                        $    .06
                                             --------       --------       --------       --------
Total                                        $    .01       $   (.01)      $    .04       $    .09
                                             ========       ========       ========       ========


                 See notes to consolidated financial statements

                        FPA Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                             For the nine months ended
                                                             -------------------------
                                                            3/31/98              3/31/97
                                                            -------              -------
                                                                   (In Thousands)
Cash flows from operating activities:
  Net income                                               $    406            $    993
  Adjustments to reconcile net
    income to net cash (used in)
    operating activities:
  Extraordinary gain on early
   extinguishment of debt                                                          (594)
  Depreciation and amortization                                 136                  96
(Increase) decrease in assets:
  Receivables                                                (4,273)                426
  Real estate held for development
    and sale                                                (10,159)             (7,129)
  Deferred charges and other assets                            (342)               (442)
Increase (decrease) in liabilities
  Accounts payable and accrued expenses                       4,305              (1,324)
  Other liabilities                                           1,128                 (93)
                                                           --------            --------
  Net cash used in operating activities                      (8,799)             (8,067)
                                                           --------            --------

Cash flows from investing activities:
  Purchase of property and equipment, net                    (1,521)
                                                           --------
Cash flows from financing activities:
  Proceeds from mortgages and loans payable                  61,652              63,425
  Repayments of mortgages and loans payable                 (50,553)            (56,662)
  Purchase of treasury stock                                                       (107)
                                                           --------            --------
  Net cash provided by financing acivities                   11,099               6,656
                                                           --------            --------

Net increase (decrease) in cash                                 779              (1,411)
Cash at beginning of year                                     1,582               2,617
                                                           --------            --------
Cash at end of quarter                                     $  2,361            $  1,206
                                                           ========            ========


Supplemental disclosure of cash flow activities:
  Interest paid, net of amounts capitalized                    --                  --
                                                           ========            ========
  Income taxes paid                                             109                  54
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

(B) Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of shares used to compute basic earnings per common share were 11,356,018 shares for the three and nine month periods ended March 31, 1998 and 1997. Diluted earnings per share includes additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The Company's only dilutive shares are certain stock options granted to directors and key employees of the Company.

         The following is a reconciliation of common share amounts used in the computation of basic and fully diluted shares for the three and nine months ended March 31, 1998 and 1997. There were no reconciling items to consider for the numerators in the calculations. The income before extraordinary items and net income amounts used were the amounts reported.

                                                       Three Months Ended                        Nine Months Ended
                                                            March 31                                  March 31
                                                    1998                 1997                1998                 1997
                                                ----------           ----------           ----------           ----------

Total Common Shares issued and
  outstanding (net of 1,342,113
  Treasury Shares)
Basic EPS Shares                                11,356,018           11,356,018           11,356,018           11,356,018

Add:  Effect of assumed shares issued
 under Treasury Stock method
 for Stock Options                                 168,747              210,551              141,439              170,120
                                                ----------           ----------           ----------           ----------

Diluted EPS Shares                              11,524,765           11,566,569           11,497,457           11,526,138
                                                ==========           ==========           ==========           ==========


         Basic and diluted earnings per share are the same since the Company does not have a substantial amount of dilutive securities.

         A Convertible Subordinated 7% Note due January 2, 2002 issued to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, in the amount of $3,000,000 is convertible into Common Stock at $1.50 per share. This security was not included in the above computation since the exercise price of $1.50 exceeds the average market price of the

Company's Common Shares. Its inclusion, using the Treasury Stock method, would be antidilutive.

(C)      Supplemental disclosure of non-cash financing activities:

         As discussed in Note A, the Company recorded an extraordinary gain of $594,000 during fiscal 1997 on the early retirement of approximately $1,650,000 of notes payable for a cash payment of $1,061,000.

(D) Residential properties completed or under construction consists of the following:

                                                   (In Thousands)
                                          March 31, 1998     June 30, 1997
                                          --------------     -------------

         Under contract for sale              $32,885           $21,300
         Unsold                                15,474            14,055
                                              -------           -------
                                              $48,359           $35,355
                                              =======           =======

(E) The above statements are unaudited but include all adjustments which the Company considers necessary for a fair presentation of the financial statements. All adjustments made for the periods presented were of a normal recurring nature. The results of operations for the three and nine month periods ended March 31, 1998 and 1997 are not necessarily indicative of the full year.

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

(G) Notes Payable - Related Parties include various note obligations, most of which are payable to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company. These obligations bear interest at rates ranging from 7% to prime +2%. These obligations have various maturity dates through January 1, 2002.

(H) Related party residential property revenues for the nine months ended March 31, 1998 included 27 low income homes with an aggregate sales value of $1,472,000 which were purchased by Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company. These transactions satisfied, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The selling prices for these homes which are determined by state statute, are the same as if the homes had been sold to unaffiliated third parties.

                        FPA CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

                  The Company requires capital to purchase and develop land, to construct homes, fund related carrying costs and overhead and to fund various advertising and marketing costs to facilitate sales. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At March 31, 1998, the Company had $54,933,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company believes that the funds generated from operations and financing commitments from commercial lenders will provide the Company with sufficient capital to meet its operating needs.

Results of Operations

                  The following table sets forth certain detail as to residential sales activity for the nine months ended March 31, 1998 and 1997, in the case of revenues earned and new orders, and at the end of the periods indicated, in the case of backlog.

                                                      Nine Months Ended
                                               March 31, 1998    March 31, 1997
                                               --------------    --------------
                                                 (Dollars in Thousands)

         Revenues Earned                         $69,309             $65,053
           Homes                                     386                 381
           Average Price Per Unit                $   180             $   171

         New Orders                              $99,192             $73,990
           Homes                                     521                 440
           Average Price Per Unit                $   190             $   168

         Backlog                                 $68,142             $49,142
           Homes                                     345                 278
           Average Price Per Unit                $   197             $   177

                  New orders for the nine months ended March 31, 1998
increased by 34% to $99,192,000 on 521 orders, compared to $73,990,000 on 440 orders during the nine months ended March 31, 1997. The Company continues to expand its geographic marketing areas within Pennsylvania and New Jersey. This increase in new orders resulted from the opening of seven additional selling communities in fiscal 1998, including two new communities in Chester County, Pennsylvania. In New Jersey, the Company opened new communities in Mount Laurel, Evesham and Southampton Townships in Burlington County, as well as in Princeton Township in Mercer County, and Gloucester Township in Camden County. The average price per unit of revenues earned and new orders increased due to a change in product mix towards higher priced townhouse and single family homes, along with the settlement of fewer condominiums. The Company expects this trend to continue.

Backlog

                  The dollar value of backlog at March 31, 1998 increased 39% to $68,142,000 on 345 homes, as compared to the backlog at March 31, 1997 of $49,142,000 on 278 homes. The Company's continued geographic diversification with its new communities, coupled with favorable economic conditions and consumer sentiment, resulted in the increased backlog level. The March 31, 1998 amount represents the highest dollar value of backlog the Company has achieved in more than a decade.

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

Operating Revenues

                  Revenues for the third quarter of fiscal 1998 increased $1,929,000 as compared to the third quarter of fiscal 1997. Revenues from the sale of residential properties included 122 homes totaling $23,661,000 during the quarter ended March 31, 1998, as compared to 111 homes totaling $19,249,000 during the quarter ended March 31, 1997. The expanding geographic scope of the Company's operations and favorable economic conditions are the primary reasons for this increase. The increase in average selling price is due to a change in product mix towards more townhome and single family homes. The Company expects this trend to continue. The reduction in land sale revenues is due to the timing of a land sale which was completed during the third quarter of fiscal 1997.

                  Revenues for the nine months ended March 31, 1998 increased $1,967,000 as compared to the nine months ended March 31, 1997. Revenues from residential property sales and homes delivered (including related party amounts) increased by $4,256,000 and five homes, respectively, to $69,309,000 on 386 homes for the nine months ended March 31, 1998. The land sale discussed in the preceding paragraph accounts for the decrease in related revenues. Residential property revenues for the nine months ended March 31, 1998 from related parties included 27 low income homes with an aggregate sales value of $1,472,000 which were purchased by Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company. These transactions satisfied, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The selling prices for these homes, which are determined by state statute, are the same as if the homes had been sold to unaffiliated third parties. Other income decreased $219,000 primarily as a result of the prior year sale of the Company's interest in a joint venture.

Costs and Expenses

                  Costs and expenses for the third quarter of fiscal 1998 increased $1,702,000 compared to the third quarter of fiscal 1997. This overall increase included an increase in cost of real estate sold (including land) of $915,000 and an increase in selling general and administrative expenses of $721,000. These increases are consistent with the increases in related revenues coupled with start-up costs associated with the opening of new communities.

                  Costs and expenses for the nine months ended March 31, 1998 increased $1,797,000 which is consistent with the increase in earned revenues (i.e., higher unit volume and product mix changes). Costs of real estate sold (including land and related party amounts) increased only $984,000 (compared to the related increase in revenues of $2,186,000) due to improved overall profit margins for land and residential property sales. Selling general and administrative expenses increased $871,000 which is attributable to start-up costs associated with the opening of new communities and the increase in residential property revenues.

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

Net Income

                  Net income for the third quarter of fiscal 1998 was $69,000 ($.01 per basic share) compared to a net loss of $116,000 ($.01 per basic share) for the prior year quarter. The increase in revenues, coupled with the increase in profit margins from land sales and slight increase in profit margins from residential property sales are the primary reasons for the improvement.

                  Net income for the nine months ended March 31, 1998 was $406,000 ($.04 per basic share) compared to net income of $993,000 ($.09 per basic share) for the nine months ended March 31, 1997. The July 1996 extraordinary gain of $594,000 accounts for substantially all of the difference in net income for the comparable nine month periods. The current year improvement in income from operations before income taxes (due to improved profit margins on the sale of land and residential properties) was offset by a higher income tax rate in fiscal 1998 due to the utilization of certain tax assets during fiscal 1997 which resulted in a lower effective tax rate.

Litigation


                  During the second quarter of fiscal 1998, a judgment in the amount of $2,500,000 was rendered against FPA Corporation, and in the amount of $1,250,000 against the Estate of Marvin Orleans and Jeffrey P. Orleans, trading as Orleans Construction Company, a partnership (collectively, "OCC") by the Court of Common Pleas of Bucks County, in an action brought against FPA Corporation, OCC, and an unrelated party arising out of injuries to two workmen at an FPA Corporation project during its construction phase. The plaintiffs have also requested "delay damages" based upon an allegation, which FPA and OCC will contest, that FPA and OCC inappropriately delayed the trial. Although the amount of delay damages, if granted, is uncertain, the portion thereof allocable to FPA and OCC could be as much as approximately $2,250,000 between them. FPA and OCC have filed post-trial motions challenging the judgment. One of FPA's subcontractors is insured for up to $2,000,000 under two insurance policies; that subcontractor's insurance company provided a defense to FPA and OCC and its limits stand in front of FPA's primary insurance policy. FPA and OCC are insured up to $1,000,000 under its primary policy in effect at that time, and FPA and OCC are further insured under an umbrella policy for $15,000,000. The subcontractor's insurance company, FPA's primary insurance company, and FPA's excess insurer have acknowledged coverage up to their aggregate policy limits. Therefore, the full amount of the judgment, including delay damages, is expected to be satisfied from insurance proceeds.

         Accordingly, the Company has recorded an accrued expense for $2,500,000 for its portion of the judgment discussed above. The Company also has recorded a receivable for $2,500,000, representing the amount the Company believes it will recover from the various insurance carriers to satisfy its portion of the judgment. Based upon the outcome of post-trial motions challenging the judgment and any potential future award of delay damages, the Company will adjust its liability and insurance recovery amounts accordingly.

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

                                           FPA CORPORATION
                                           (Registrant)

         May 13, 1998                      S/Benjamin D. Goldman
                                           -------------------------------------
                                           Benjamin D. Goldman
                                           President and Chief Operating Officer


         May 13, 1998                      S/Joseph A. Santangelo
                                           -------------------------------------
                                           Joseph A. Santangelo
                                           Treasurer, Secretary and
                                           Chief Financial Officer