Form 10-K/A
period 1997-06-30
FPA CORP /DE/
filed 1998-05-28
CIK 38570

                                 FORM 10-K/A-1
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

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

                  Title                           Name of Each Exchange
                                                  on which Registered
Common Stock, $.10 Par Value Per Share
  (also formerly registered under
  Section 12(g) of the Act)................                American

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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
               ---

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

                               TABLE OF CONTENTS
                                    PART I
                                                                          PAGE
                                                                          ----
ITEM 1.           Business.                                                 1
                           General                                          1
                           Residential Development                          2
                           Operating Policies                               4
                           Construction                                     4
                           Sales and Customer Financing                     5
                           Land Policy                                      5
                           Joint Ventures                                   6
                           Government Regulation                            6
                           Environmental Regulation and Litigation          7
                           Competition                                      8
                           Employees                                        8
                           Economic Conditions                              8

ITEM 2.           Properties.
                    Lease of Executive Offices                              9

ITEM 3.           Legal Proceedings                                         9

ITEM 4.           Submission of Matters to a Vote of Security Holders       9
                    Executive Officers of the Registrant                    10

                                    PART II

ITEM 5.           Market for Registrant's Common Stock and
                    Related Stockholder Matters                             12

ITEM 6.           Selected Financial Data                                   12

ITEM 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     14

ITEM 8.           Financial Statements and Supplementary Data               21

ITEM 9.           Changes in and Disagreements With Accountants
                    on Accounting and Financial Disclosure                  45


                                   PART III

ITEM 10.          Directors and Executive Officers of Registrant            45

ITEM 11.          Executive Compensation                                    45

ITEM 12.          Security Ownership of Certain Beneficial Owners
                    and Management                                          45

ITEM 13.          Certain Relationships and Related Transactions            45

                                    PART IV

ITEM 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                       45

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

                 RESIDENTIAL DEVELOPMENTS AS OF JUNE 30, 1997




         No.  of           Total Units      Total Units      Total Units       Reservation      Unit Price      Remaining
         -------           -----------      -----------      -----------       -----------      ----------      ---------
State    Communities       Approved         Delivered        Under Contract    Deposits           Range(1)      Approved Units(2)
-----    -----------       --------         ---------        --------------    ------------     -----------     -----------------

PA         10                3,040           2,350              83               13             $  90,990            594
                                                                                                $ 412,490

NJ         17                9,047           7,309             127               11             $  93,990          1,600
         ------              -----          ------             ---              ---                                -----
                                                                                                $ 336,990
           27               12,087           9,659             210               24                                2,194


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

                                                  Year Ended June 30,
                                         -----------------------------------
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

                        Position                   Principal occupation and offices
   Name         Age     or office                  past 5 years
----------      ---     ---------                  --------------------------------

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

Joseph A.       43      Chief Financial            Elected Chief Financial Officer of the
  Santangelo            Officer,                   Company on July 18, 1994. Mr. Santangelo
                        Treasurer and              was elected Secretary of the Company on
                        Secretary                  May 27, 1992 and has been Treasurer
                                                   since joining the Company in March 1987. Mr.
                                                   Santangelo is a Certified Public Accountant.  In
                                                   addition, he served in an executive capacity for
                                                   Orleans Construction Corporation.

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

                                        (In thousands except per share data)
                                                  Year Ended June 30,
                               ------------------------------------------------------------

Operating Data(1)              1997          1996        1995          1994(2)         1993
--------------                 ----          ----        ----          ----            ----

Earned revenues              $101,996      $ 94,359     $107,840      $ 66,618       $ 42,584
Income (loss) from
   operations                   1,615         1,235        1,201          (766)        (8,513)
Primary income (loss) per
  share from continuing
  operations                      .14           .10          .10          (.07)         (1.32)



                                                       June 30,
                               ------------------------------------------------------------
Balance Sheet Data             1997          1996        1995          1994(3)         1993
------------------             ----          ----        ----          ----            ----

Residential properties       $ 35,355      $ 34,263      $ 35,757     $ 35,016       $ 12,863
Land and improvements          60,067        46,654        52,921       46,681         32,389
Total assets                  107,613        92,866       102,274       97,754         57,235
Mortgage obligations
 secured by real estate        53,637        42,524        40,721       36,806         25,097
Senior notes                     --            --             371          664          6,376
Subordinated
  debentures                      601           618         2,231        2,363          3,653
Other Notes Payable            13,618        12,782         9,455       10,509          2,761
Shareholders' equity
 (deficit)                     16,051        13,949        12,146       10,945           (403)

----------------

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

                   Fiscal Years Ended June 30, 1997 and 1996

Results of Operations

              Operating Revenues.

              Revenues for fiscal 1997 increased by $7,637,000 compared to fiscal 1996. Revenues from the sale of residential homes included 562 homes totaling $96,104,000 compared to 531 homes totaling $86,061,000 during fiscal 1996. This increase in revenues is attributable to improvements in sales and home construction activities and the trend toward more townhome and single family homes being sold by the Company. Revenues from land sales decreased by $3,038,000 due to the timing of these transactions.
              Included in the increase in other income of $632,000 is approximately $318,000 from a non-recurring final distribution in excess of basis from a joint venture partnership received by the Company during fiscal 1997. The Company will have no future obligations or operating activities with respect to this entity. Also included in other income is $302,000 from insurance proceeds in excess of the expenses incurred and carrying costs of the contents of the Company's corporate offices, which were destroyed by fire in August, 1995.
              Costs and Expenses.
              Costs and expenses for fiscal year ended June 30, 1997 increased $6,433,000 compared to fiscal 1996. The increase in cost of residential properties sold of $8,963,000 coupled with the decrease in cost of land sales of $2,854,000 are the principal components of the overall increase. These amounts are consistent with the changes in earned revenues discussed previously. Selling, general and administrative costs increased $1,064,000 due to the increase in homes settled and start up costs associated with the opening of six new communities for sale.
              Net interest expense decreased approximately $500,000 as a result of the continued reduction in higher yield indebtedness, including $1,522,000 of the Company's 14-1/2% Subordinated Debentures retired in June 1996 and the note obligations retired in July 1996, as discussed under Extraordinary Items under this Item.
              As of June 30, 1997, the Company reduced its valuation allowance from 50% to 0% on certain tax assets which were dependent on future taxable income for realization. This conclusion was based on fiscal 1997 income before income taxes of $2,057,000, representing a significant improvement over fiscal 1996 income before taxes of $853,000. As of June 30, 1997, given the three consecutive years of profits and significant utilization of the existing deferred tax asset, the Company believed it to be appropriate to further adjust the valuation allowance to zero on its remaining tax assets.
Extraordinary Items
              In July, 1996, the Company completed a transaction to fully satisfy notes payable with an outstanding balance of approximately $1,650,000 and reacquired 183,177 shares of Common Stock in exchange for a cash payment of approximately $1,061,000. These shares have been retained by the Company as Treasury Stock. This transaction resulted in an extraordinary gain of $594,000, net of income tax expense of approximately $100,000 in fiscal 1997.
              In June, 1996, the Company satisfied $1,522,000 of its then outstanding Subordinated Debentures and related accrued interest for a cash payment of $907,000. This transaction resulted in an extraordinary gain of $523,000, net of income tax expense of $92,000 in fiscal 1996.
              During the second quarter of fiscal 1996, the Company completed a transaction to fully satisfy a note payable with an outstanding balance of approximately $380,000 and reacquired 116,823 shares of Common Stock in exchange for a cash payment of $235,000. These shares have been retained by the Company as treasury stock. This transaction resulted in an extraordinary gain of $170,000, net of income tax expense of $30,000 in fiscal 1996.
Net Income.
              Net income for fiscal 1997 was $2,209,000 ($.19 primary earnings per share) compared to fiscal 1996 net income of $1,928,000 ($.16 primary earnings per share). This increase is due to increases in earnings from the sale of residential properties, other income and the reduction in net interest expense, all previously discussed under this Item. These amounts were somewhat offset by a reduction in earnings from land sale activity and changes in the valuation allowance for certain tax assets, also previously discussed.

                   Fiscal Years Ended June 30, 1996 and 1995
Results of Operations
              Operating Revenues
              Revenues for fiscal 1996 decreased $13,481,000 as compared to fiscal 1995. Revenues from the sale of residential units included 531 units totaling $86,061,000 compared to 612 units totaling $102,384,000 during fiscal 1995. The reduction in units delivered is due primarily to the severe winter weather conditions experienced in 1996, which hampered construction activity and delayed deliveries at all of the Company's communities. Revenues from land sales increased by $2,799,000 primarily due to the consummation of land sale transactions at the Company's Northampton, Pennsylvania community aggregating $4,700,000 during fiscal 1996.
              Costs and Expenses
              Costs and expenses for the fiscal year ended June 30, 1996 decreased $12,863,000 as compared to fiscal 1995. The decrease in costs and expenses is due primarily to decreases in the cost of real estate properties sold (including land) and selling, general and administrative expenses of $11,749,000 and $582,000, respectively. These decreases are consistent with the decrease in earned revenues from real estate properties discussed under operating revenues. Overall gross profit on units sold during fiscal 1996 increased approximately 1% compared to fiscal 1995 due to more favorable pricing obtained from contractors. The other expense increase of $131,000 from 1995 is primarily an increase in snow removal costs of $240,000 due to severe weather conditions in fiscal 1996 partially offset by other reductions. The fiscal 1995 accrual for environmental litigation expenses of $750,000 also contributed to the overall decrease in costs and expenses.
              As of June 30, 1996, the Company reduced its valuation allowance from 100% to 50% on certain tax assets which were dependent on future taxable income for realization. As a consequence, the Company recognized a net tax benefit rather than net tax expense. The deferred tax assets for which the Company previously provided (prior to June 30, 1996) a 100% valuation allowance consisted of $199,000 of state net operating loss carryforwards and federal alternative minimum tax credits aggregating $856,000 at June 30, 1996. These credits do not have an expiration date. The loss carryforwards have expiration dates through 2005. In order to reduce or eliminate its valuation allowance, the Company needed to demonstrate that it was more likely than not that the Company would generate future taxable income in sufficient amounts to utilize its deferred tax assets. The positive evidence which the Company considered in reducing its valuation allowance included the following:

              - At June 30, 1996, the Company had concluded two consecutive fiscal years (1996 and 1995) with income from operations.

              - At June 30, 1996, the Company had a backlog of 219 homes with a sales value of $40,206,000. This amount represents approximately 47% of fiscal 1996 revenues from residential properties.

              - The Company consummated a recapitalization plan in fiscal 1996 to acquire land, obtain more favorable pricing from the Company's contractors by reducing its outstanding accounts payable balances and retiring outstanding debt at a discount.

An example of the negative evidence that the Company considered as of this date are as follows: The Company had a long history of significant losses from operations. The fiscal 1995 income from continuing operations of $1,201,000 represented the first profit from operations in more than a decade.

Given all of the above positive and negative factors, the Company concluded that it would more likely than not realize all or a substantial portion (especially given the expiration dates of the loss carryforwards and tax credits which have no expiration date) of its deferred tax asset. However, given the above negative factors, the Company did not believe the evidence supported a complete removal of valuation allowance, given the passage of just one year's time since June 30, 1995. The Company concluded that the most prudent and conservative approach was to reduce the valuation allowance by one-half at June 30, 1996.

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

                       FPA CORPORATION AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Report of independent accountants                                         22

Consolidated balance sheets at June 30, 1997
     and June 30, 1996                                                    23

Consolidated statements of operations and retained
     earnings for the years ended June 30, 1997,
     1996 and 1995                                                        24

Consolidated statements of cash flows for the
     years ended June 30, 1997, 1996 and 1995                             25

Notes to consolidated financial statements                             26-43

Financial statement schedule:
              Valuation and qualifying accounts (Schedule II)             44

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



Price Waterhouse LLP
Philadelphia, PA
September 19, 1997

                       FPA Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                                            June 30,
                                                   -------------------------
                                                      1997           1996
                                                   -------------------------
                                                          (In Thousands)
Assets
Cash                                               $   1,582       $   2,617
Receivables
  Trade accounts                                       3,223           3,622
  Mortgage and other notes                               404             554
Real estate held for development and sale:
  Residential properties completed or
    under construction                                35,355          34,263
  Land held for development or sale
    and improvements                                  60,067          46,654
Property and equipment, at cost, less
  accumulated depreciation                               507             468
Deferred charges and other assets                      6,475           4,688
                                                   ---------       ---------
                                                   $ 107,613       $  92,866
                                                   =========       =========
Liabilities and Shareholders' Equity
Liabilities
Accounts payable                                   $  12,759       $  12,251
Accrued expenses                                       5,519           5,097
Customer deposits                                      2,155           2,591
Mortgage and other note obligations
  primarily secured by real estate
  held for development and sale                       53,637          42,524
Subordinated debentures                                  601             618
Notes Payable - related parties                       10,721          11,717
Other notes payable                                    2,897           1,065
Deferred income taxes                                  2,587           2,348
Minority interests                                       686             706
                                                   ---------       ---------
         Total liabilities                            91,562          78,917
                                                   ---------       ---------

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
                                                   =========       =========

                See notes to consolidated financial statements
                                      23

                       FPA Corporation and Subsidiaries
                     Consolidated Statements of Operations
                             and Retained Earnings

                                               For the year ended June 30,
                                               ---------------------------
                                               1997         1996         1995
                                               ----         ----         ----
                                          (In Thousands, except per share data)
                                          -------------------------------------

Earned revenues
  Residential properties                   $  96,104    $  86,061    $ 102,384
  Land sales                                   3,851        6,889        4,090
  Other income                                 2,041        1,409        1,366
------------------------------------------------------------------------------
                                             101,996       94,359      107,840
------------------------------------------------------------------------------
Costs and expenses
  Residential properties                      82,509       73,546       88,435
  Land sales                                   3,666        6,520        3,380
  Other                                          603          798          667
  Selling, general and administrative         12,380       11,316       11,898
  Interest
    Incurred                                   6,465        6,838        6,184
    Less capitalized                          (5,664)      (5,538)      (5,019)
  Environmental litigation expenses                                        750
  Minority interests                             (20)          26           74
------------------------------------------------------------------------------
                                              99,939       93,506      106,369
------------------------------------------------------------------------------
Income before income taxes                     2,057          853        1,471
Income tax (expense) benefit                    (442)         382         (270)
------------------------------------------------------------------------------
Income from operations before
  extraordinary items                          1,615        1,235        1,201
------------------------------------------------------------------------------
Extraordinary items, net                         594          693
------------------------------------------------------------------------------
Net income                                     2,209        1,928        1,201
Retained earnings (deficit) at
  beginning of year                           (4,176)      (6,104)      (7,305)
------------------------------------------------------------------------------
Retained earnings (deficit) at
  end of year                              $  (1,967)   $  (4,176)   $  (6,104)
==============================================================================



                                               For the year ended June 30,
                                               ---------------------------
                                               1997         1996         1995
                                               ----         ----         ----
==============================================================================
Primary earnings per share:
  Income before extraordinary items           $   .14     $   .10     $   .10
  Extraordinary gains                             .05         .06
------------------------------------------------------------------------------
Total                                         $   .19     $   .16     $   .10
==============================================================================


                See notes to consolidated financial statements

                       FPA Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                         For the year ended June 30,
                                                         ---------------------------
                                                     1997           1996           1995
                                                     ----           ----           ----
                                                               (In Thousands)
------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                      $  2,209       $  1,928       $  1,201
  Adjustments to reconcile net
   income to net cash used by
   operating activities:
   Extraordinary gains                                (594)          (693)
   Reduction in deferred tax asset
     valuation allowance                                             (527)
   Depreciation and amortization                       128            128            205
Changes in operating assets and liabilities:
  Receivables                                          549          1,134          2,778
  Real estate held for development
    and sale                                       (14,505)         7,761         (6,981)
  Deferred charges and other assets                 (1,787)           751           (497)
  Accounts payable and other liabilities             1,149        (10,656)         3,055
  Customer deposits                                   (436)          (148)        (2,172)
------------------------------------------------------------------------------------------
    Net cash used by operating
     activities                                    (13,287)          (322)        (2,411)
------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property and equipment                  (167)           (73)          (207)
------------------------------------------------------------------------------------------
    Net cash used in investing activities             (167)           (73)          (207)
------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings from loans secured by real
   estate assets                                    83,861         78,567         81,709
  Repayment of loans secured by real
   estate assets                                   (72,748)       (75,345)       (77,313)
  Repayment of subordinated debentures and
   senior notes payable                                (17)        (1,461)          (425)
  Borrowings from other note obligations            10,826          5,597          1,127
  Repayments of other note obligations              (9,396)        (6,545)        (2,662)
  Purchase of treasury stock                          (107)          (125)
------------------------------------------------------------------------------------------
  Net cash provided by financing
     activities                                     12,419            688          2,436
------------------------------------------------------------------------------------------
Net increase (decrease) in cash                     (1,035)           293           (182)
Cash at beginning of year                            2,617          2,324          2,506
------------------------------------------------------------------------------------------
Cash at end of year                               $  1,582       $  2,617       $  2,324
==========================================================================================

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

Interest costs included in Costs and Expenses of residential properties and land sold for fiscal years 1997, 1996 and 1995 were $5,617,000, $4,588,000 and
$5,236,000, respectively.

Advertising Costs
The total amount of advertising costs charged to expense totaled $1,747,000, $1,444,000 and $1,618,000 for the three years ended June 30, 1997, 1996 and
1995, respectively.

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

Consolidated Statements of Cash Flows
For purposes of reporting cash flows, short-term investments with original maturities of ninety days or less are considered cash equivalents.

Supplemental disclosures of cash flow information:

                                                         (In thousands)
                                                    1997       1996       1995
                                                    --------------------------
Cash paid during the year for:
Interest (net of amounts capitalized)               $--        $143       $205
Income taxes                                        $109       $165       $297


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

Note 4.  Certain Transactions with Related Parties

The Company has exercised its final option during fiscal 1997 to purchase sections of land from OB&D under the terms of an existing option agreement. These parcels were subsequently sold to an unaffiliated third party for a purchase price of $763,000, $1,901,000 and $3,336,000 during fiscal 1997, 1996 and 1995, respectively. These transactions resulted in a profit to the Company before income taxes of $178,000, $301,000 and $548,000 for these periods, respectively. See Note 9 to the consolidated financial statements for a discussion of related party mortgage and debt obligations.


Note 5. Receivables

Trade accounts receivable result primarily from customer escrow deposits on residential units, township development cost escrow amounts, accrued interest and net proceeds due from residential closings. Mortgage and other notes receivable, which are due in varying installments through 2017, bear interest at rates from 8% to 12%. Mortgage and other notes receivable consist of the following:

                                                  June 30,
                                             ------------------
                                               1997        1996
---------------------------------------------------------------
                                                (In thousands)
---------------------------------------------------------------
Mortgage subsidiary receivables              $   272    $   290
 First mortgage notes, secured by
  residential and other properties               132        264
---------------------------------------------------------------
                                             $   404    $   554
===============================================================

Due within one year                          $    70    $   147
===============================================================




Note 6. Real Estate Held for Development and Sale

Residential properties consist of the following:
                                                   June 30,
                                             -------------------
                                               1997        1996
----------------------------------------------------------------
                                                (In thousands)
----------------------------------------------------------------
Condominiums and townhomes                   $ 19,570   $ 20,293
Single-family homes                            15,785     13,970
----------------------------------------------------------------
                                             $ 35,355   $ 34,263
================================================================

Residential properties completed or under construction consist of the following:
                                                   June 30,
                                             -------------------
                                               1997        1996
----------------------------------------------------------------
                                                (In thousands)
----------------------------------------------------------------
Under contract for sale                      $ 21,300   $ 21,243
Unsold                                         14,055     13,020
----------------------------------------------------------------
                                             $ 35,355   $ 34,263
================================================================

Note 7.  Mortgage Subsidiaries

The Company has a wholly-owned financing subsidiary which had been involved, through unaffiliated companies, in issuing mortgage-collateralized bonds. Condensed financial information for the finance subsidiary is as follows:

                                                   June 30,
                                            -------------------
                                             1997          1996
---------------------------------------------------------------
                                              (In thousands)
---------------------------------------------------------------
Total assets, principally
  mortgage notes receivable                 $ 324         $ 351
Total liabilities, principally
  bonds payable                             $ 266         $ 283
---------------------------------------------------------------
Advances from parent company                $  58         $  68
===============================================================
Net income for the year ended               $   6         $  32
===============================================================

During fiscal 1996, the Company completed a transaction to sell approximately $1,000,000 of the mortgage receivables without recourse for assumption of the related bond liability and proceeds of approximately $100,000.


Note 8. Property and Equipment

Property and equipment consists of the following:

                                                   June 30,
                                            -------------------
                                               1997       1996
---------------------------------------------------------------
                                               (In thousands)
---------------------------------------------------------------
Equipment and fixtures                      $ 982         $ 815
Less accumulated depreciation                (475)         (347)
----------------------------------------------------------------
                                            $ 507         $ 468
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

Maturities of land and improvement mortgage obligations, other than residential property construction loans, during the next five fiscal years are: 1998 - $6,977,000; 1999 - $7,273,000; 2000 - $3,255,000, 2001 - $172,000;
and 2002 - $248,000. Obligations under residential property and construction loans amounted to $35,712,000 and $24,232,000 at June 30, 1997 and 1996,
respectively, and are repaid at a predetermined percentage (approximately 85% on average) of the selling price of a unit when a sale is completed. The repayment percentage varies significantly from community to community and over time within the same community.

Included in the Notes Payable - Related Parties balance of $10,721,000 at June 30, 1997 is a $3,000,000 Convertible Subordinated 7% Note dated August 8, 1996 issued to Jeffrey P. Orleans which matures January 1, 2002. Upon approval of the listing of the underlying shares on the American Stock Exchange, this note will be convertible into FPA Corporation common stock at $1.50 per share with quarterly interest payments and principal due in annual installments of $1,000,000 beginning January 1, 2000. The Company also issued to Mr. Orleans for cash consideration a Variable Rate Note due September 30, 2000 in the principal amount of $2,000,000, which bears interest at prime plus 2% payable quarterly, with annual principal repayments of $500,000 beginning December 31, 1997.

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

Also included in the aggregate Notes Payable - Related Parties balance are Series A and Series B Notes Payable held by Mr. Orleans and certain other officers, directors and key personnel of the Company of approximately $1,670,000 which mature in fiscal 1999. Repayment of these obligations which bear interest at prime plus 2% will be from proceeds from the sale of units at certain residential properties. During fiscal 1996, Mr. Orleans agreed to defer up to $1,350,000 of interest and principal payments due him pursuant to the repayment terms of the Series A and B Notes. As of June 30, 1997, the Company has deferred approximately $1,350,000 of these payments which are also included in Notes Payable - Related Parties. Interest is paid quarterly on this note, which matures April 1, 1998.

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

The following table summarizes the components of Other Notes Payable, including related party amounts.


                                                                  Maturity          Interest         Outstanding
Note                                    Holder                        Date          Rate             Balance
                                                                                                     6/30/97

Convertible Subordinated                Jeffrey P. Orleans          2/1/02           7%              $  3,000,000
  7% Note
Variable Rate Note                      Jeffrey P. Orleans          9/30/00         Prime + 2%          2,000,000
Deferred Series A and B Notes           Jeffrey P. Orleans          4/1/98          Prime +2%           1,350,000
Series A Notes                          Jeffrey P.  Orleans and     9/98            Prime +2%             420,000
                                        various other employees
                                        and directors *
Series B Notes                          Jeffrey P.  Orleans         9/98            Prime +2%           1,250,000
Unsecured advance                       Payable to Orleans
                                        Builders & Developers**                                         2,701,000

Subtotal - related party notes payable                                                                 10,721,000
                                                                                                       ----------

Property & Equipment                    Various                   1997-2000         9 1/2%-11 1/2%        776,000
Bonds Payable (secured
  by mortgage receivables)              Various                   1998              10%-12%               266,000

Quaker Sewer Bonds                      Chester County
                                        Industrial Development
                                        Authority                 11/1/06            7%                 1,855,000
                                                                                                       ----------

Subtotal - other notes payable                                                                          2,897,000
                                                                                                       ----------

                                                                                                      $13,618,000
                                                                                                      ===========

Maturities of these obligations during the next five fiscal years are:

                                                                           1998                         4,464,000
                                                                           1999                         1,879,000
                                                                           2000                           230,000
                                                                           2001                         2,190,000
                                                                           2002                         3,000,000
                                                                           Thereafter                   1,855,000
                                                                                                   --------------
                                                                                                   $   13,618,000
                                                                                                   ==============

-------
* Mr. Orleans, Chairman and Chief Executive Officer of the Company, holds approximately 72% of the Series A Notes.
** Orleans Builders & Developers is a partnership in which Jeffrey Orleans owns a majority interest.

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

Note 11. Income Taxes

The provision (benefit) for income taxes is summarized as follows:

                                                 For Year Ended June 30,
                                           ----------------------------------
                                           1997            1996          1995
                                           ----------------------------------
                                                      (In Thousands)
                                           ----------------------------------
Continuing operations
     Current                               $ 271          $ 145         $ 270
     Deferred                                109           (527)
------------------------------------------------------------------------------
                                           $ 380          $(382)        $ 270
==============================================================================
Extraordinary Item
     Current                               $ 162          $ 117
     Deferred
------------------------------------------------------------------------------
                                           $ 162          $ 117
==============================================================================

The differences between taxes computed at federal income tax rates and amounts provided for continuing operations are as follows:
                                                 For Year Ended June 30,
                                           ----------------------------------
                                            1997           1996         1995
                                           ----------------------------------
                                                     (In thousands)
                                           ----------------------------------

Amount computed at statutory rate          $ 597          $ 290         $ 500
State income taxes, net of federal
  tax benefit                                 59             21            17
Unrealized (realized) benefits from
   net operating loss carry forwards
   and other tax credits net of
   changes in related valuation
   reserves                                 (276)          (693)         (247)
------------------------------------------------------------------------------
                                           $ 380          $(382)        $ 270
==============================================================================



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

                                         For Year Ended June 30,
                                       -------------------------
                                        1997      1996     1995
----------------------------------------------------------------
                                              (In thousands)
----------------------------------------------------------------
Interest and real estate taxes          $172      $238     $424
Difference in tax accounting for
  land and property sales (net)           13       (29)       7
Unrealized (realized) tax net
  operating loss carryforwards
  and other tax credits, net of
  changes in related valuation
  reserves                               223      (962)    (370)
Reserves for book not tax               (173)      142     (144)
Gain (loss) from joint ventures         (109)        2
Deferred compensation                     (7)       34       99
Depreciation and other                   (10)       48      (16)
----------------------------------------------------------------
                                        $109     $(527)     $ 0
----------------------------------------------------------------


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

              As of June 30, 1996, the Company reduced its valuation allowance from 100% to 50% on certain tax assets which were dependent on future taxable income for realization. As a consequence, the Company recognized a net tax benefit rather than net tax expense. The deferred tax assets for which the Company previously provided (prior to June 30, 1996) a 100% valuation allowance consisted of $199,000 of state net operating loss carryforwards and federal alternative minimum tax credits aggregating $856,000 at June 30, 1996. These credits do not have an expiration date. The loss carryforwards have expiration dates through 2005. In order to reduce or eliminate its valuation allowance, the Company needed to demonstrate that it was more likely than not that the Company would generate future taxable income in sufficient amounts to utilize its deferred tax assets. The positive evidence which the Company considered in reducing its valuation allowance included the following:

              - At June 30, 1996, the Company had concluded two consecutive fiscal years (1996 and 1995) with income from operations.

              - At June 30, 1996, the Company had a backlog of 219 homes with a sales value of $40,206,000. This amount represents approximately 47% of fiscal 1996 revenues from residential properties.

              - The Company consummated a recapitalization plan in fiscal 1996 to acquire land, obtain more favorable pricing from the Company's contractors by reducing its outstanding accounts payable balances and retiring outstanding debt at a discount.

An example of the negative evidence that the Company considered as of this date are as follows: The Company had a long history of significant losses from operations. The fiscal 1995 income from continuing operations of $1,201,000 represented the first profit from operations in more than a decade.

After evaluating this evidence, the Company concluded that it would more likely than not realize all or a substantial portion (especially given the expiration dates of the loss carryforwards and tax credits which have no expiration date) of its deferred tax asset. However, given the above negative factors, the Company did not believe the evidence supported a complete removal of valuation allowance, given the passage of just one year's time since June 30, 1995. The Company concluded that the most prudent and conservative approach was to reduce the valuation allowance by one-half at June 30, 1996.

Fiscal 1997 income before income taxes of $2,057,000 represented a significant improvement over fiscal 1996 income before income taxes of $853,000. As of this point, given the three consecutive years of profits and significant utilization of the existing deferred tax asset, the Company believed it to be appropriate to further adjust the valuation allowance to zero on its remaining tax assets.

The components of net deferred taxes payable consisted of the following (amounts in thousands):

                                                        1997            1996
                                                        ----            ----

Capitalized Interest and Real Estate Taxes            $ 3,025         $ 3,215
State Income Taxes                                        754             603
Other                                                     318             292
                                                      -------         -------

Gross Deferred Tax Liabilities                          4,097           4,110
                                                      -------         -------

Reserves for Books                                       (260)           (301)
Partnership Income                                       (126)           (209)
Related Party Interest                                   (127)           (153)
Executive Bonus                                           (80)
Employment Contracts                                     (273)           (321)
Vacation Accrual                                          (76)            (76)
Inventory Section 263A Adjustment                        (152)           (170)
Net Operating Losses & Tax Credits                       (385)         (1,055)
Other                                                     (31)             (5)
                                                      -------         -------

  Gross Deferred Tax Assets                            (1,510)         (2,290)
                                                      -------         -------
  Deferred Tax  Valuation Allowance                                       528*
                                                      -------         -------
Net Deferred Tax Liabilities                          $ 2,587         $ 2,348
                                                      =======         =======

* Allowance represents 50% of deferred tax asset related to net operating losses and tax credits.

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

The option price per share under all plans was established at the fair market value at the dates of each grant which was $.69 to $2.81 per share. Total outstanding options under all three plans aggregated 972,500 shares with expiration dates between fiscal 2004 and 2006.

Effective in fiscal 1997, the Company was required to adopt the provisions of Statement of Financial Accounting Standards 123 ("SFAS 123") Accounting for Stock Based Compensation. As permitted, the Company has elected to continue to utilize the intrinsic value method and not to charge the fair value of such options as earned directly to the financial statements but to disclose the effects of such a charge. Had compensation costs for the option plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the three years ended June 30, 1997 would have been reduced to the pro forma amounts indicated below:

                                                  For Year Ended June 30
                                                  ----------------------
                                             1997          1996          1995
                                             --------------------------------
                                                      (In Thousands)

Net Income - as reported                     2,209         1,928         1,201
Net Income - pro forma                       2,186         1,907         1,201

Earnings per share - as reported               .19           .16           .10
Earnings per share - pro forma                 .19           .16           .10

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option - Pricing Model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0% for all years; expected volatility of 73.9%; risk free interest rates of 6.2% and expected lives of 10 years for all grants. The weighted average fair value of grants per share for fiscal 1997 and 1996 was $1.03 and $.83 per share, respectively.

              The pro forma disclosures above may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted on or after July 1, 1995.

The following summarizes stock option activity for the three plans during the three years ended June 30, 1997:

                                     1997                             1996                            1995
                                     ----                             ----                            ----

                                         Weighted-                          Weighted-                       Weighted
                           Number of     Average           Number of        Average           Number of     Average
                           Options       Exercise Price    Options          Exercise Price    Options       Exercise Price

Outstanding,
 beginning of year         797,500       $   1.16          670,000          $    1.11           595,000      $     1.04
Granted                    200,000           1.50          130,000               1.40            75,000            1.19
Exercised                     --                              --                 --                --
Canceled                   (25,000)          1.36           (2,500)              --                --
                          --------                        --------
Outstanding,
  end of year              972,500           1.22          797,500               1.16           670,000            1.11
                         =========                        ========                             ========
Exercisable,
  end of year              732,500           1.04          702,500               1.06           445,000             .98
                         =========                        ========                             ========
Available for grant,
   end of year              87,500                            --                                 70,000
                         =========                        ========                             ========

The following table summarizes information about stock options outstanding at June 30, 1997.

                                        Options Outstanding                              Options Exercisable
                                        -------------------                              -------------------

                                        Weighted-
                                        Average                   Weighted                               Weighted
Range of                                Remaining                 Average                                Average
Exercise              Number            Contractual               Exercise               Number          Exercise
Prices                Outstanding       Life (in yrs)             Price                  Exercisable     Price

$ .69 - .81           480,000           5.5                       $  .75                  480,000         $  .75
 1.19 - 1.50          352,500           8.8                         1.37                  152,500           1.26
 2.00 - 2.81          140,000           7.4                         2.44                  100,000           2.81
                      -------                                                             -------

$ .69 - 2.81          972,500           6.9                       $1.22                   732,500          $1.04
                      =======                                                             =======

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

                       FPA CORPORATION AND SUBSIDIARIES

                          SCHEDULE II - VALUATION AND
                       QUALIFYING ACCOUNTS For the year
                      ended June 30, 1997, 1996 and 1995
                                ($000 omitted)

             Column A                Column B                    Column C                    Column D      Column E
------------------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                      --------------------------------------
                                     Balance at       Charged to costs    Charged to other                 Balance at
             Description         beginning of period    and expenses     accounts - describe  Deductions   end of period
------------------------------------------------------------------------------------------------------------------------

Provision for uncollectibility
  of receivables:

  Year ended June 30, 1997            $  -               $   -                                $   -         $   -
                                      ======             ======                               ======        ======

  Year ended June 30, 1996            $   30             $   -                                $   30        $   -
                                      ======             ======                               ======        ======

  Year ended June 30, 1995            $   35             $   -                                $    5        $   30
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