Form 10-Q/A
period 1997-12-31
FPA CORP /DE/
filed 1998-05-29
CIK 38570

                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

(B) Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding. The following is a reconciliation of common share amounts used in the computation of basic and fully diluted shares for the three and six months ended December 31, 1997 and 1996.

                                                 Three Months Ended              Six Months Ended
                                                     December 31                    December 31
                                                 1997           1996           1997            1996
                                              -------------------------     ---------------------------
Total Common Shares issued and
 outstanding (net of 1,342,113
 Treasury Shares)
Basic EPS Shares                              11,356,018     11,356,018     11,356,018       11,356,018

Add: Effect of assumed shares issued
under Treasury Stock method
for Stock Options                                126,502        156,368        102,316          157,406
                                              -------------------------     ---------------------------

Diluted EPS Shares                            11,482,520     11,512,386     11,458,334       11,513,424
                                              =========================     ===========================

         Basic and diluted earnings per share are the same since the Company does not have a substantial amount of dilutive securities.

         A Convertible Subordinated 7% Note due January 2, 2002 issued to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, in the amount of $3,000,000 is convertible into Common Stock at $1.50 per share. This security was not included in the above computation since the exercise price of $1.50 exceeds the average market price of the Company's Common Shares and, as such, its inclusion would be antidilutive. In addition, stock options for 487,500 shares were not included since the exercise price exceeded the market price for the three and six months ended December 31, 1997. For the three and six months ended December 31, 1996, there were 275,000 and 165,000 shares omitted from the calculations due to this antidilutive effect.

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

                                         FPA CORPORATION
                                         (Registrant)

         May 29, 1998                    /s/ Benjamin D. Goldman
                                         -------------------------------------
                                         Benjamin D. Goldman
                                         President and Chief Operating Officer


         May 29, 1998                    /s/ Joseph A. Santangelo
                                         -------------------------------------
                                         Joseph A. Santangelo
                                         Treasurer, Secretary and
                                         Chief Financial Officer