Form 10-K
period 1998-06-30
ORLEANS HOMEBUILDERS INC
filed 1998-09-28
CIK 38570

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended June 30, 1998
                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

                         Commission File Number 1-6830

                          ORLEANS HOMEBUILDERS, INC.
                          (formerly FPA Corporation)
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

Securities registered pursuant to Section 12(b) of the Act:

                  Title                                   Name of Each Exchange
                  -----                                   on which Registered
Common Stock, $.10 Par Value Per Share                    ---------------------
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
Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of voting stock held by nonaffiliates of the registrant as of September 11, 1998 was approximately $3,800,000.

Number of shares of outstanding Common Stock as of September 11, 1998 was 11,356,018, shares (excluding 1,342,113 shares held in Treasury).

Part III (except for information included under Part I relating to executive officers of the registrant) is incorporated by reference from the proxy statement for the annual meeting of Stockholders scheduled to be held in December, 1998.

                               TABLE OF CONTENTS
                                    PART I
                                    ------

                                                                                 PAGE
                                                                                 ----
ITEM 1.           Business.                                                        1
                           General                                                 1
                           Residential Development                                 2
                           Operating Policies and Construction                     4
                           Sales and Customer Financing and Land Policy            5
                           Joint Ventures and Government Regulation                6
                           Environmental Regulation and Litigation                 7
                           Competition and Employees                               7
                           Economic Conditions                                     8

ITEM 2.           Properties.
                    Lease of Executive Offices                                     8

ITEM 3.           Legal Proceedings                                                8

ITEM 4.           Submission of Matters to a Vote of Security Holders              8

ITEM 4A.          Executive Officers of the Registrant                             9

                                    PART II
                                    -------

ITEM 5.           Market for Registrant's Common Stock and
                    Related Stockholder Matters                                    10

ITEM 6.           Selected Financial Data                                          11

ITEM 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                            12

ITEM 7A.          Quantitative and Qualitative Disclosures About
                    Market Risk                                                    19

ITEM 8.           Financial Statements and Supplementary Data                      20

ITEM 9.           Changes in and Disagreements With Accountants
                    on Accounting and Financial Disclosure                         42


                                   PART III
                                   --------

ITEM 10.          Directors and Executive Officers of Registrant                   42

ITEM 11.          Executive Compensation                                           42

ITEM 12.          Security Ownership of Certain Beneficial Owners
                    and Management                                                 42

ITEM 13.          Certain Relationships and Related Transactions                   42

                                    PART IV
                                    -------

ITEM 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                              42

Item l.  Business.
-------  ---------

General
-------
         Effective July 1998, the Registrant (formerly FPA Corporation) changed its name to Orleans Homebuilders, Inc. ("OHB") (the "Company"). The Company believes that changing its name will be beneficial because it capitalizes on the positive name recognition associated with the Orleans Family, which has been one of the preeminent home builders in the region for 80 years. The Company develops residential communities in southeastern Pennsylvania and central and southern New Jersey. The Company's operations in Pennsylvania and New Jersey are in the Philadelphia metropolitan area, primarily in Bucks, Chester and Delaware Counties in Pennsylvania and in Burlington, Camden and Gloucester counties in New Jersey. During fiscal 1997, the Company commenced development of communities in Chester and Delaware Counties in Pennsylvania and is further endeavoring to increase its scope of operations in these counties. In addition, during fiscal 1997, the Company commenced development in the Princeton, New Jersey area. During fiscal 1998, the Company purchased land adjacent to counties in which the Company already operates, in Somerset County in Central New Jersey. The Company plans to commence operations in this county in fiscal 1999.

         The Company operates as both a developer and builder. The Company builds and sells condominiums, townhouses and single-family homes; and sells land and developed homesites. During the fiscal year ended June 30, 1998, the Company delivered 589 residential units as compared to 562 units in fiscal 1997. Revenues earned from residential property activities during fiscal 1998 were $106,246,000. During fiscal 1997, revenues earned from residential property activities were $96,104,000. At June 30, 1998, the Company's backlog was $70,995,000, representing 340 units, compared to $38,260,000 and 210 units, at June 30, 1997. In addition, as of June 30, 1998, there were reservation deposits relating to 37 units at the Company's various developments which had an aggregate sales value of $7,162,000, as compared to 24 units aggregating $4,440,000 at June 30, 1997.

         The Company's predecessor, Florida Palm-Aire Corporation, was formed in 1959 and was merged into Orleans Homebuilders, Inc., which had been incorporated in Delaware on September 4, 1969. In 1965, the late Marvin Orleans and Orleans Construction Co., a general partnership substantially owned and controlled by Marvin Orleans and his late father, A.P. Orleans, acquired the controlling interest in the Company. In 1993, the Company acquired Orleans Construction Corp. ("OCC") from Jeffrey P. Orleans. Unless otherwise indicated, the terms the "Company" and "OHB" include Orleans Homebuilders, Inc.

(formerly FPA Corporation) and all of its Subsidiaries.

         Jeffrey P. Orleans, the son of Marvin Orleans and Chairman of the Board and Chief Executive Officer of the Company, owns, directly or indirectly, approximately 7,232,708 shares of Common Stock, par value $.10 per share ("Common Stock"), which represents approximately 63.7% of the outstanding shares, excluding treasury shares, as of September 11, 1998. If Mr. Orleans were to convert his Convertible Subordinated 7% Note (See Note 8 of Notes to Consolidated Financial Statements) into common shares, he would then own 69.1% of the then outstanding shares. Further, if Mr. Orleans were to convert his Series D Preferred Stock (See Note 13 of Notes to Consolidated Financial Statements) into common shares, he would then own 73.1% of the then outstanding shares.

Residential Development
-----------------------

         The Company's activities in developing residential communities include the sale of residential properties and the sale of land and developed homesites to independent builders. The Company participates in joint ventures in certain of these activities.

         The following table sets forth certain information at June 30, 1998 with respect to land holdings, active communities of the Company under development and those where construction is expected to commence in the near future.

                 RESIDENTIAL DEVELOPMENTS AS OF JUNE 30, 1998
                 --------------------------------------------



          No. of            Total Units        Total Units      Total Units      Reservation       Unit Price    Remaining
          -------           -----------        -----------      -----------      -----------       ----------    ---------
State     Communities       Approved           Delivered        Under Contract   Deposits          Range(1)      Approved Units(2)
-----     -----------       --------           ---------        --------------   --------          --------      -----------------
PA           15                1,370               782             122                15           $ 115,000         451
                                                                                                   $ 450,000

NJ           25                3,311             1,376             218                22           $ 110,000       1,695
           ------              -----           -------             ---               ---           $ 360,000       -----

             40                4,681             2,158             340                37                           2,146

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

The following table sets forth certain detail as to residential sales activity. The information provided is for the twelve months ended June 30, 1998, 1997 and 1996 in the case of revenues earned and new orders, and as of June 30, 1998, 1997 and 1996 in the case of backlog.

                                                   Year Ended June 30,
                                        ---------------------------------------
                                          1998*          1997*           1996
                                          -----          -----           ----
                                                 (Dollars in Thousands)

Revenues earned                         $106,246       $ 96,104       $ 86,061
   Units                                     589            562            531
   Average price per unit               $    180       $    171       $    162
New orders                              $139,129       $ 94,158       $ 80,438
   Units                                     719            553            486
   Average price per unit               $    194       $    170       $    166
Backlog                                 $ 70,995       $ 38,260       $ 40,206
   Units                                     340            210            219
   Average price per unit               $    209       $    182       $    184


* Included in new order data for fiscal 1997 are 31 low income housing units to be purchased by Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company. The units had an aggregate sales value of $1.8 million. Five such units were delivered in fiscal 1997 and the remaining 26 units, with an aggregate sales value of $1.4 million, are included in backlog data at June 30, 1997 and fiscal 1998 revenues. The selling prices for these units, which are determined by state statute, are the same as if the units had been sold to unaffiliated third parties. These transactions will satisfy, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey.

Operating Policies
------------------

         Construction
         ------------

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

         The Company does not manufacture any of the materials or other items used in the development of its projects, nor does the Company maintain substantial inventories of materials. Standard building materials, appliances and other components are purchased in volume. The Company has not experienced significant delays in obtaining materials needed by it to date and has long-standing relationships with many of its major suppliers and contractors. None of the Company's suppliers accounted for more than 10% of the Company's total purchases in the fiscal year ended June 30, 1998.

         Sales and Customer Financing
         ----------------------------

         The Company conducts a marketing program that is directed to purchasers of primary residences. In Pennsylvania and New Jersey, A.P. Orleans Inc., a wholly-owned subsidiary of the Company, is the exclusive sales agent.

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

         The Company applies for project financing approvals from the Federal Housing Administration, the Veterans Administration and the Federal National Mortgage Association for many of its moderately priced communities. These approvals assist customers in their ability to obtain competitive fixed and adjustable rate mortgages with moderate down payments and liberal underwriting requirements. The Company has obtained approvals for most projects and anticipates additional approvals during fiscal 1999; however, there can be no assurance that additional approvals will be obtained.

         Land Policy
         -----------

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

         As of June 30, 1998, the Company had contracted to purchase fourteen additional tracts for an aggregate purchase price of approximately $54,300,000. The Company anticipates completing a majority of these acquisitions during fiscal 1999 and 2000.

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

         Joint Ventures
         --------------

         From time to time, the Company has developed and owned projects through joint ventures with other parties.

         As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company, through a wholly owned subsidiary, is the General Partner in Versailles Associates, L.P., a limited partnership with private investors to purchase and develop a 102 multi-family unit community in Cherry Hill, New Jersey. As of June 30, 1998, all units have been delivered and liquidation of the partnership is expected to occur in fiscal 1999.

         As also discussed in Note 1 of Notes to Consolidated Financial Statements, OCC has entered into a joint venture with Bridlewood Associates, L.P. OCC is the general partner in this limited partnership formed to develop an 85 acre parcel of land in Mount Laurel, New Jersey. As of June 30, 1998, one unit remains to be sold. Liquidation of the partnership is expected to occur in fiscal 1999.

         Determinations by the Company to enter into joint ventures have traditionally been based upon a number of factors, including principally an alternative source for land acquisition financing. At the present time joint venture activities do not constitute a material portion of the Company's operations.

         Government Regulation
         ---------------------

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

         In January 1983, the New Jersey Supreme Court rendered a decision known as the "Mount Laurel II" decision, which has the effect of requiring certain municipalities in New Jersey to provide housing for persons of low and moderate income. In order to comply with such requirements, municipalities in that state may require developers, including the Company, in connection with the development of residential communities, to contribute funds, on a per unit basis, or otherwise assist in the achievement of a fair share of low or moderate housing in such municipalities.

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

         Environmental Regulation and Litigation
         ---------------------------------------

         Development and sale of real property creates a potential for environmental liability on the part of the developer, owner, or any mortgage lender for its own acts or omissions as well as those of current or prior owners of the subject property or adjacent parcels. If hazardous substances are discovered on or emanating from any of the Company's properties, the owner or operator of the property (including the prior owners) may be held liable for costs and liabilities relating to such hazardous substances. Environmental studies are undertaken in connection with property acquisitions by the Company. Further governmental regulation on environmental matters affecting residential development could impose substantial additional expense to the Company, which could adversely affect the results of operations of the Company or the value of properties owned, or under contract to purchase by the Company. (See Note 12 of Notes to Consolidated Financial Statements for a discussion of specific environmental litigation.)

         Competition
         -----------

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

         Employees
         ---------

         The Company, as of June 30, 1998, employed 177 persons, 56 of whom were executive, administrative and clerical personnel, 48 were sales personnel, and 73 were construction supervisory personnel and laborers.

         The level of construction and sales employees varies throughout the year in relation to the level of activities at the Company's various developments. The Company has had no major work stoppages and considers its relations with employees to be good.

         Economic Conditions
         -------------------

         The Company's business is affected by general economic conditions in the United States and its related regions and particularly by the level of interest rates. The Company cannot predict whether interest rates will be at levels attractive to prospective home buyers or whether mortgage and construction financing will continue to be available.

Item 2.  Properties.
-------  -----------

           Lease of Executive Offices
           --------------------------

           Except as noted below, the Company's real property assets are described under Item 1 - Business.

           The Company is currently leasing office space comprising approximately 12,000 square feet at One Greenwood Square at 3333 Street Road, Bensalem, Pennsylvania. The annual rent is $199,000 with a lease expiring in December, 2001.


Item 3.    Legal Proceedings.
-------    ------------------

                  The Company is a plaintiff or defendant in various cases arising out of its usual and customary business. The Company believes that it has adequate insurance or meritorious defenses in all pending cases in which it is a defendant and that adverse decisions in any or all of the cases would not have a material effect upon the Company. (See Note 12 of Notes to Consolidated Financial Statements for a discussion of specific litigation).

Item 4.    Submission of Matters to a Vote of Security Holders.
-------    ----------------------------------------------------

                  On April 20, 1998, the Board of Directors of the Company approved and recommended to the stockholders of the Company an amendment (the "Amendment") to its Certificate of Incorporation changing the Company's name to "Orleans Homebuilders, Inc." On May 11, 1998, pursuant to Section 228 of the Delaware General Corporation Law, Mr. Jeffrey P. Orleans, the record holder of 7,085,675 shares, or approximately 62.4% of the Company's issued and outstanding shares of Common Stock on that date, approved by written consent (the "Consent") the Amendment. On or about June 22, 1998, pursuant to Rule 14c-2 of the Exchange Act, the Company mailed to the holders of Common Stock an Information Statement advising them of the adoption of the Amendment pursuant to the Consent. The Amendment was filed with the Secretary of State of the State of Delaware on, and became effective as of, July 13, 1998.
See Item 1 - Business for the potential benefits of the Amendment.

Item 4A.   Executive Officers of the Registrant.
--------   -------------------------------------

           The following list contains certain information relative to executive officers of the Company. There are no family relationships among any executive officers. The term of each executive officer expires at the next annual meeting of the Board of Directors following the annual meeting of Stockholders scheduled to be held in December, 1998 or until their successors are duly elected and qualified.


                              Position                           Principal occupation and offices
   Name               Age     or office                          past 5 years
----------            ---     ---------                          ------------
Jeffrey P.            52      Chairman of the Board              Served as Chairman of the Board and
  Orleans                     and Chief Executive Officer        Chief Executive Officer since September 1986.

Benjamin D.           52      Vice Chairman and Director         Elected Vice Chairman in April
  Goldman                                                        1998. Goldman Served as President
                                                                 from May 1992 to April 1998. Has
                                                                 served as a Director of the Company
                                                                 since May 1992.

Michael T.            39      President and Chief                Elected President and Chief Operating
  Vesey                       Operating Officer                  Officer in April 1998. Served as
                                                                 Executive Vice President from July
                                                                 1994 through April 1998. Prior to
                                                                 July 1994, he was responsible for
                                                                 project management of the Company's
                                                                 Pennsylvania communities.

Joseph A.             44      Chief Financial Officer,           Elected Chief Financial Officer of the
  Santangelo                  Treasurer and Secretary            Company in July 1994.  He was
                                                                 elected Secretary of the Company in
                                                                 May 1992 and has been Treasurer
                                                                 since joining the Company in March
                                                                 1987. He is a Certified Public
                                                                 Accountant.


Item 5.           Market for Registrant's Common Stock and
-------           Related Stockholder Matters.
                  ---------------------------

                  The principal market on which the Company's Common Stock is traded is the American Stock Exchange, Inc. Effective July 1998, in conjunction with the Company's name change to Orleans Homebuilders, Inc., the Company's ticker symbol was changed from "FPO" to "OHB". (Symbol: OHB)

                  The high and low sales prices on the Exchange for the periods indicated are as follows:

         Fiscal year
         ended June 30,                        High               Low
         --------------                        ----               ---

         1997    First Quarter               $ 1.188            $ 1.000
                 Second Quarter                1.125               .875
                 Third Quarter                 1.625               .938
                 Fourth Quarter                1.188               .750

         1998    First Quarter               $ 1.125            $  .750
                 Second Quarter                1.625               .813
                 Third Quarter                 1.438               .938
                 Fourth Quarter                2.938              1.125

         The number of common stockholders of record of the Company as of September 11, 1998 was 320.

         The Company has not paid a cash dividend since December 1982. Payment of dividends will depend upon the earnings of the Company, its funds derived from operations, its working capital needs, its debt service requirements, its general financial condition and other factors (including, without limitation, certain agreements). No assurance can be given that the Company will pay dividends in the future.

Item 6.  Selected Financial Data.
-------  ------------------------

         The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included under Item 8 of this Form 10-K.

                                                     (In thousands except per share data)
                                                             Year Ended June 30,
                               -------------------------------------------------------------------------

Operating Data(1)                   1998            1997           1996            1995          1994(2)
-----------------                   ----            ----           ----            ----          -------

Earned revenues                $   108,998     $   101,996     $   94,359     $   107,840     $   66,618
Income (loss) from
  operations                         1,668           1,615          1,235           1,201           (766)
Income (loss) per
  share from continuing
  operations:
  Basic                                .15             .14            .11             .10           (.07)
  Diluted                              .14             .14            .10             .10           (.07)



                                                                June 30,
                               -------------------------------------------------------------------------
Balance Sheet Data                1998            1997            1996           1995            1994(3)
------------------                ----            ----            ----           ----            -------


Residential properties         $ 47,209        $ 35,355        $ 34,263        $ 35,757        $ 35,016
Land and improvements            64,044          60,067          46,654          52,921          46,681
Total assets                    130,525         107,613          92,866         102,274          97,754
Mortgage obligations
 secured by real estate          65,136          53,637          42,524          40,721          36,806
Senior notes                       --              --              --               371             664
Subordinated
  debentures                        601             601             618           2,231           2,363
Other notes payable              14,970          13,618          12,782          13,112          13,928
Shareholders' equity             17,719          16,051          13,949          12,146          10,945


----------------
(1)      The Company has not paid a cash dividend since December 1982.

(2) Includes results of operations of OCC from October 22, 1993 (date of acquisition) through June 30, 1994.

(3) Includes balance sheet data of OCC, acquired by the Company on October 22, 1993.

Item 7.  Management's Discussion and Analysis of Financial Condition and
-------  ---------------------------------------------------------------
Results of Operations
---------------------

Liquidity and Capital Resources
-------------------------------

              The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At June 30, 1998, the Company had approximately $56,674,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company believes that the funds generated from operations and financing commitments from commercial lenders will provide the Company with sufficient capital to meet its operating needs through fiscal 1999.

              The Company has continued its ongoing land acquisition efforts during fiscal 1998. During this period, the Company acquired twelve additional parcels of land with an aggregate purchase price of approximately $12,421,000. Marketing activities had commenced on a majority of these communities as of June 30, 1998. The remaining communities will commence marketing activities in fiscal 1999.

              The Company is continuing to expand its land acquisition efforts. As of June 30, 1998, the Company had contracted to purchase fourteen additional tracts for an aggregate purchase price of approximately $54,300,000. These purchase agreements are subject to due diligence review and are contingent upon the receipt of governmental approvals. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. The Company anticipates completing a majority of these acquisitions during fiscal 1999 and 2000.

Overview of Operations
----------------------

              The tables included in "Item 1 - Business" summarize the Company's revenues, new orders and backlog data for the year ended June 30, 1998 with comparable data for fiscal 1997 and 1996.

              New orders for fiscal 1998 increased by approximately 48% to $139,129,000 on 719 units compared to $94,158,000 on 553 units during fiscal 1997. The Company continues to expand its geographic marketing areas within Pennsylvania and New Jersey with new communities primarily in the same or adjacent counties to its existing development projects. This increase in new orders resulted from the opening of eight additional selling communities in fiscal 1998, including two new communities in Mount Laurel, Evesham and Lumberton Townships in Burlington County, as well as in Princeton Township in Mercer County, and Gloucester Township in Camden County. The average price per unit of revenues earned and new orders increased due to a change in product mix towards higher priced townhouse and single family homes, along with the settlement of fewer condominiums, as well as price increases at certain existing communities. The Company expects this trend to continue.

              The dollar backlog at June 30, 1998 increased approximately 86% to $70,995,000 on 340 homes, as compared to the backlog at June 30, 1997 of $38,260,000 on 210 homes. The Company's continued geographic diversification with its new communities, coupled with favorable economic conditions and consumer sentiment, resulted in the increased backlog level. The Company anticipates delivering substantially all of its backlog units during fiscal 1999.

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

Year 2000
---------
              The Company began assessing its Year 2000 ("Y2K") compliance issues at the beginning of fiscal 1998 and at that time, determined that its primary internal computer hardware and computer software were not Y2K compliant. Subsequently, the Company determined that it would be more cost efficient to install a new Y2K compliant software package than to modify the existing software package. In September 1998, after significant review of various software packages, the Company contracted to purchase a new software package, including several specific enhancements to modify the software to meet the Company's needs. As part of the Company's contingency plan, in order to mitigate the risks associated with the possibility that the software enhancements will not be completed on time, the Company has required that the base software package be placed in escrow. The Company believes that implementation of the base software package will require substantially less time than the enhanced software package. In addition, the Company has proposed to upgrade its existing primary computer hardware system to support the new computer software package. The Company is currently in the process of installing new hardware and software for the application development stage of its Y2K computer compliance program and the Company's goal is to complete the final phase, implementation, by June 30, 1999.

              The Company is also investigating the Y2K compliance status of its vendors, subcontractors and suppliers through the Company's own internal vendor compliance effort. This investigation is in its preliminary stages and the Company's goal is to complete this investigation, as well as any corrective efforts by March 31, 1999. Since the Company does not rely on any individual vendor, subcontractor or supplier for a significant portion of its operations, the potential impact of Y2K non-compliance risks in this area are not considered significant to the Company.

              The Company has incurred approximately $100,000 to date, including consulting fees, internal staff costs and other expenses. The Company expects to incur additional expenditures of approximately $500,000 in the next fiscal year to be Y2K compliant.

              While the Company believes it is taking all appropriate steps to achieve internal Y2K compliance, any potential future business interruptions, costs, damages or losses related thereto, are also dependent upon the Y2K compliance of third parties. In the event that the Company or any of the Company's significant vendors, subcontractors or suppliers experience disruptions due to the Y2K issue, the Company's operations could be adversely affected. The Y2K issue is universal and complex, as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that complete Y2K compliance can be achieved without significant additional costs.

Forward Looking Statement
-------------------------

              The Company's estimates of costs and completion dates for its Y2K readiness program represent management's best estimates. These estimates are based upon many assumptions, including the availability of external resources to assist with systems remediation and replacement efforts, key third party suppliers, vendors and customers being Y2K compliant and in the event of non-compliance, the Company's execution of its contingency plans.

                   Fiscal Years Ended June 30, 1998 and 1997
                   -----------------------------------------

Results of Operations
---------------------

              Operating Revenues
              ------------------

              Earned revenues for fiscal 1998 increased $7,002,000, or 6.9%, compared with fiscal 1997. Residential property revenues (including related party amounts) for fiscal 1998 increased $10,142,000, or 10.6%, compared with fiscal 1997. Revenues from the sale of residential homes included 589 homes totaling $106,246,000 compared to 562 homes totaling $96,104,000 during fiscal 1997. The increase in revenues for fiscal 1998 is attributed to an increase in the number of units sold which is the result of the expanding geographic scope of the Company's operations and favorable economic conditions affecting unit sale volume. In addition, the average selling price per unit has increased to approximately $180,000 per unit during fiscal 1998 from $171,000 per unit during fiscal 1997. The increase in average selling price is due to a change in product mix towards larger townhouse and single family homes and less condominiums than in the previous year, as well as price increases at certain existing communities.

              Fiscal 1998 related party residential property revenues included 26 low income homes with an aggregate sales value of approximately $1,400,000, sold to Jeffrey P. Orleans, Chairman and Chief

Executive Officer of the Company. These transactions satisfied, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The selling prices for these homes, which are determined by state statute, are the same as if the homes had been sold to unaffiliated third parties.

              Revenue from land sales decreased approximately $2,742,000 or 71.2% compared with fiscal 1997. This decrease is primarily due to a decrease in the number and size of developed homesites sold during fiscal 1998 compared with fiscal 1997. Also, other income for fiscal 1998 decreased $398,000 or 19.5% compared with fiscal 1997. This decrease is primarily due to the fact that fiscal 1997 other income included non-recurring income items totaling approximately $632,000 from the final distribution of a joint venture partnership and insurance proceeds in excess of expenses incurred from a 1995 fire which destroyed the Company's corporate offices.

              Costs and Expenses
              ------------------

              Costs and expenses for fiscal 1998 increased $6,369,000, or 6.4%, compared with fiscal 1997. This increase is primarily due to an increase in the cost of residential properties sold and selling, general and administrative expenses totaling $9,088,000, partially offset by a decrease in the cost of land sales of $2,775,000. The fiscal 1998 cost of residential properties increased $7,895,000, or 9.6%, when compared with fiscal 1997. This increase in residential property costs is slightly less than the overall percentage increase in residential property revenues when compared with fiscal 1997. Overall profit margins on residential properties improved nominally, due to increased selling prices, as the cost of residential properties as a percentage of residential property revenues was 85.1% in fiscal 1998 compared with 85.9% in fiscal 1997. The decrease in the cost of land sales of $2,775,000 or 75.7% when compared to fiscal 1997 is consistent with the overall decrease in fiscal 1998 revenue from land sales. Profit margins on land sales during fiscal 1998 improved to 19.7% from 4.8% during fiscal 1997.

              Fiscal 1998 selling, general and administrative expenses increased $1,193,000, or 9.6%, when compared with fiscal 1997. The fiscal 1998 increase in selling, general and administrative expenses is attributable to start-up costs associated with the opening of communities in new regions, along with having more overall communities open throughout fiscal 1998 when compared with the prior year. The selling, general and administrative expenses as a percentage of residential property revenues is relatively consistent with the prior year.

              Income Before Income Taxes
              --------------------------

              Income before income taxes increased $633,000, or 30.8%, to $2,690,000 for fiscal 1998 compared with $2,057,000 during fiscal 1997. This increase is primarily due to an increase in gross profit as a result of higher residential property revenues, partially offset by an increase in selling, general and administrative expenses necessary to support the increased revenues.

              Income Tax Expense
              ------------------

              The Company's effective tax rate for fiscal 1998 increased to 38.0% from 21.5% during fiscal 1997. The increase is due to the fact that fiscal 1997 income tax expense was reduced as a result of the elimination of a valuation allowance on certain tax assets. (See Note 10 of Notes to Consolidated Financial Statements for more information.)

              Income From Operations Before Extraordinary Income and Net Income
              -----------------------------------------------------------------

              Income from operations before extraordinary items was $1,668,000 or $.15 basic earnings per share for fiscal 1998, compared with $1,615,000 or $.14 basic earnings per share during fiscal 1997. The current year increase in income from operations before extraordinary item was offset by a higher effective income tax rate in fiscal 1998 when compared with fiscal 1997.

              Income from extraordinary items, net of tax expense, was $594,000 or $.05 per share during fiscal 1997. Net income was $1,668,000 or $.15 basic earnings per share for fiscal 1998, compared with $2,209,000 or $.19 basic earnings per share during fiscal 1997. The fiscal 1997 extraordinary gain, net of tax expense and the change in effective tax rate, accounts for substantially all of the decrease in net income during fiscal 1998 when compared with fiscal 1997.

                   Fiscal Years Ended June 30, 1997 and 1996
                   -----------------------------------------

Results of Operations
---------------------

              Operating Revenues
              ------------------

              Earned revenues for fiscal 1997 increased $7,637,000 or 8.1% compared to fiscal 1996. Residential property revenues for fiscal 1997 increased $10,043,000 or 11.7% compared with fiscal 1996. Revenues from the sale of residential homes included 562 homes totaling $96,104,000 compared to 531 homes totaling $86,061,000 during fiscal 1996. This increase in revenues is attributable to improvements in sales and home construction activities and the trend toward more townhome and single family homes being sold by the Company. Revenues from land sales decreased by $3,038,000 or 44.1% due to the timing of these transactions.

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

              Costs and Expenses
              ------------------

              Costs and expenses for fiscal 1997 increased $6,433,000 or 6.9% compared with fiscal 1996. The increase in cost of residential properties sold of $8,963,000 or 12.2% coupled with the decrease in land sales of $2,854,000 or 43.8% are the principal components of the overall increase. These amounts are consistent with the changes in earned revenues discussed previously. Selling, general and administrative costs increased $1,064,000 or 9.4% due to the increase in homes settled and start-up costs associated with the opening of six new communities for sale.

              Net interest expense decreased approximately $500,000 or 38.5% as a result of the continued reduction in higher yield indebtedness, including $1,522,000 of the Company's 14-1/2% Subordinated Debentures retired in June 1996 and the note obligations retired in July 1996, as discussed under Extraordinary Items under this item.

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

Net Income
----------
              Net income for fiscal 1997 was $2,209,000 ($.19 basic earnings per share) compared to fiscal 1996 net income of $1,928,000 ($.17 basic earnings per share). This increase is due to increases in earnings from the sale of residential properties, other income and the reduction in net interest expense, all previously discussed under this Item. These amounts were somewhat offset by a reduction in earnings from land sale activity and changes in the valuation allowance for certain tax assets, also previously discussed.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the
------------------------------------------------------------------------
Private Securities Litigation Reform Act of 1995.
-------------------------------------------------

The following important factors, among others, in some cases have affected, and in the future could affect, Orleans Homebuilders' actual results and could cause Orleans Homebuilders' actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of Orleans Homebuilders, Inc.:

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
--------  -----------------------------------------------------------

              Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company is exposed to market risk in the area of interest rate changes. A majority of the Company's debt is variable based on the prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, an increase in interest rates of 100 basis points will increase cost of sales by approximately $500,000. Historically, the Company has been able to increase prices to cover portions of any increase in interest rates. As a result, the Company believes that reasonably possible near-term changes in interest rates will not result in a material effect on future earnings, fair values or cash flows of the Company.

Item  8.   Financial Statements and Supplementary Data.
--------   --------------------------------------------

                  ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----

Report of independent accountants                                       21

Consolidated balance sheets at June 30, 1998                            22
     and June 30, 1997

Consolidated statements of operations and retained                      23
     earnings for the years ended June 30, 1998, 1997 and 1996

Consolidated statements of cash flows for the
     years ended June 30, 1998, 1997 and 1996                           24

Notes to consolidated financial statements                              25


              All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

              The individual financial statements of the Registrant's subsidiaries have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at June 30, 1998, excepting indebtedness incurred in the ordinary course of business.

                       Report of Independent Accountants
                       ---------------------------------


To the Board of Directors and Shareholders of Orleans Homebuilders, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orleans Homebuilders, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Philadelphia, PA
September 14, 1998

                  Orleans Homebuilders, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                        June 30,
                                                          --------------------------------
                                                              1998                  1997
                                                          --------------------------------
                                                                     (In Thousands)
                                                          --------------------------------
Assets
Cash                                                      $   2,833              $   1,582
Restricted cash - customer deposits                           3,902                  1,924
Real estate held for development and sale:
  Residential properties completed or
    under construction                                       47,209                 35,355
  Land held for development or sale
    and improvements                                         64,044                 60,067
Property and equipment, at cost, less
  accumulated depreciation                                    1,892                    507
Receivables, deferred charges
  and other assets                                           10,645                  8,178
                                                          ---------              ---------

                                                          $ 130,525              $ 107,613
                                                          =========              =========
Liabilities and Shareholders' Equity
Liabilities
Accounts payable                                          $  15,378              $  12,759
Accrued expenses                                              9,312                  5,750
Customer deposits                                             3,902                  1,924
Mortgage and other note obligations
  primarily secured by real estate
  held for development and sale                              65,136                 53,637
Subordinated debentures                                         601                    601
Notes payable - related parties                              12,052                 10,721
Other notes payable                                           2,918                  2,897
Deferred income taxes                                         2,961                  2,587
Minority interests                                              546                    686
                                                          ---------              ---------
         Total liabilities                                  112,806                 91,562
                                                          ---------              ---------

Commitments and contingencies

Shareholders' equity
Preferred stock, $1 par, 500,000
  shares authorized
Common stock, $.10 par, 20,000,000
  shares authorized, 12,698,131
  shares issued at June 30, 1998 and 1997                     1,270                  1,270
Capital in excess of par value - common stock                17,726                 17,726
Retained earnings (deficit)                                    (299)                (1,967)
Treasury stock, at cost (1,342,113
 shares held at June 30, 1998 and 1997)                        (978)                  (978)
                                                          ---------              ---------
Total Shareholders' equity                                   17,719                 16,051
                                                          ---------              ---------
                                                          $ 130,525              $ 107,613
                                                          =========              =========

                 See notes to consolidated financial statements
                                       22

                  Orleans Homebuilders, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                             and Retained Earnings

                                                                  For the year ended June 30,
                                                                  ---------------------------
                                                      1998                   1997                   1996
                                                      ----                   ----                   ----
                                                             (In Thousands, except per share data)
                                                             -------------------------------------
Earned revenues
  Residential properties                          $ 106,246              $  96,104              $  86,061
  Land sales                                          1,109                  3,851                  6,889
  Other income                                        1,643                  2,041                  1,409
---------------------------------------------------------------------------------------------------------
                                                    108,998                101,996                 94,359
---------------------------------------------------------------------------------------------------------
Costs and expenses
  Residential properties                             90,404                 82,509                 73,546
  Land sales                                            891                  3,666                  6,520
  Other                                                 784                    603                    798
  Selling, general and administrative                13,573                 12,380                 11,316
  Interest
    Incurred                                          7,564                  6,465                  6,838
    Less capitalized                                 (6,786)                (5,664)                (5,538)
  Minority interests                                   (122)                   (20)                    26
---------------------------------------------------------------------------------------------------------
                                                    106,308                 99,939                 93,506
---------------------------------------------------------------------------------------------------------
Income before income taxes                            2,690                  2,057                    853
Income tax (expense) benefit                         (1,022)                  (442)                   382
---------------------------------------------------------------------------------------------------------
Income from operations before
  extraordinary items                                 1,668                  1,615                  1,235
---------------------------------------------------------------------------------------------------------
Extraordinary items, net                               --                      594                    693
---------------------------------------------------------------------------------------------------------
Net income                                            1,668                  2,209                  1,928
Retained earnings (deficit) at
  beginning of year                                  (1,967)                (4,176)                (6,104)
---------------------------------------------------------------------------------------------------------
Retained earnings (deficit) at
  end of year                                     $    (299)             $  (1,967)             $  (4,176)
=========================================================================================================


Basic earnings per share:
  Income before extraordinary items               $     .15              $     .14              $     .11
  Extraordinary gains                                  --                      .05                    .06
---------------------------------------------------------------------------------------------------------
Total                                             $     .15              $     .19              $     .17
=========================================================================================================

Diluted earnings per share:
  Income before extraordinary items               $     .14              $     .14              $     .10
  Extraordinary gains                                  --                      .05                    .06
---------------------------------------------------------------------------------------------------------
Total                                             $     .14              $     .19              $     .16
=========================================================================================================

                 See notes to consolidated financial statements

                  Orleans Homebuilders, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                                       For the year ended June 30,
                                                                       ---------------------------
                                                            1998                  1997                  1996
                                                            ----                  ----                  ----
                                                                              (In Thousands)
-------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                             $  1,668              $  2,209              $  1,928
  Adjustments to reconcile net
   income to net cash used by
   operating activities:
   Extraordinary gains                                       --                    (594)                 (693)
   Reduction in deferred tax asset
     valuation allowance                                     --                    (528)                 (527)
   Depreciation and amortization                              214                   128                   128
Changes in operating assets and liabilities:
  Restricted cash -customer deposits                       (1,978)                  667                 1,134
  Real estate held for development
    and sale                                              (15,831)              (14,505)                7,761
  Receivables, deferred charges
    and other assets                                       (2,467)               (1,905)                  751
  Accounts payable and other liabilities                    6,415                 1,908               (10,656)
  Customer deposits                                         1,978                  (667)                 (148)
-------------------------------------------------------------------------------------------------------------
    Net cash used by operating
     activities                                           (10,001)              (13,287)                 (322)
-------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Purchase of property and equipment                       (1,599)                 (167)                  (73)
-------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                      (1,599)                 (167)                  (73)
-------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Borrowings from loans secured by real
   estate assets                                           86,537                83,861                78,567
  Repayment of loans secured by real
   estate assets                                          (75,038)              (72,748)              (75,345)
  Repayment of subordinated debentures and
   senior notes payable                                      --                     (17)               (1,461)
  Borrowings from other note obligations                    3,752                10,826                 5,597
  Repayments of other note obligations                     (2,400)               (9,396)               (6,545)
  Purchase of treasury stock                                 --                    (107)                 (125)
-------------------------------------------------------------------------------------------------------------
Net cash provided by financing
     activities                                            12,851                12,419                   688
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                             1,251                (1,035)                  293
Cash at beginning of year                                   1,582                 2,617                 2,324
-------------------------------------------------------------------------------------------------------------
Cash at end of year                                      $  2,833              $  1,582              $  2,617
=============================================================================================================

                 See notes to consolidated financial statements

                  Orleans Homebuilders, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

During fiscal 1998, the Company changed its name to Orleans Homebuilders, Inc. ("OHB") from FPA Corporation. Orleans Homebuilders, Inc. and its subsidiaries (the Company) are currently engaged in residential real estate development in Pennsylvania and New Jersey. A summary of the significant accounting principles and practices used in the preparation of the consolidated financial statements is as follows:

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

Earned revenues from real estate transactions
The Company recognizes revenues from sales of residential properties at the time of closing. The Company also sells developed and undeveloped land in bulk and under option agreements. Revenues from sales of land and other real estate are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied. To the extent that certain sales or portions thereof do not meet all conditions necessary for profit recognition, the Company uses other methods to recognize profit, including cost recovery and the deposit methods. These methods of profit recognition defer a portion or all of the profit to the extent it is dependent upon the occurrence of future events.

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

Interest costs included in Costs and Expenses of residential properties and land sold for fiscal years 1998, 1997 and 1996 were $5,373,000, $5,617,000, and $4,588,000, respectively.

Advertising costs
The total amount of advertising costs charged to expense was $2,163,000, $1,747,000 and $1,444,000 for the three years ended June 30, 1998, 1997 and
1996, respectively.

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

Income taxes
The Company and its subsidiaries file a consolidated federal income tax return. See Note 10 for an additional discussion of income tax matters.

Earnings per share
Effective in fiscal 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 simplifies the earnings per share (EPS) calculation by replacing primary EPS with basic EPS and fully diluted EPS with diluted EPS. All prior period EPS information has been restated to conform to the new requirements.

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of shares used to compute basic EPS was 11,356,018 shares in fiscal 1998 and 1997, and 11,591,254 shares in fiscal 1996. Dilutive EPS includes additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The Company's dilutive shares consist of stock options granted to certain officers, directors and key employees of the Company. Additional common shares that would have been outstanding if the dilutive potential common shares had been issued was 209,750 shares in 1998, 148,048 shares in 1997 and 190,171 shares in 1996. The weighted average number of shares used to compute diluted EPS was 11,565,768, 11,504,066 and 11,781,425 shares in fiscal 1998, 1997 and 1996, respectively.

A Convertible Subordinated 7% Note due January 1, 2002 issued to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, in the amount of $3,000,000 is convertible into common stock at $1.50 per share. This security was not included in the above computation of diluted EPS because to do so would be antidilutive.

Disclosures about fair value of financial instruments
SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose the estimated fair market value of its financial instruments. The Company believes that the carrying value of its financial instruments (primarily mortgages receivable and mortgage notes payable) approximates fair market value and that any differences are not significant. This assessment is based upon substantially all of the Company's debt obligations being based upon the prime rate of interest which is a variable market rate.

Reclassifications
Certain amounts in the accompanying financial statements have been reclassified for comparative purposes.

Segment reporting
Since the Company operates primarily in a single extended geographical market with similar products at its various development projects, it is considered to represent a single operating segment for financial reporting purposes.

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

Consolidated statements of cash flows
For purposes of reporting cash flows, short-term investments with original maturities of ninety days or less are considered cash equivalents. Interest payments, net of amounts capitalized, for fiscal 1998, 1997 and 1996, were $459,000, $-0- and $143,000, respectively. Income taxes paid were $377,000, $109,000 and $165,000 for fiscal 1998, 1997 and 1996, respectively.

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

Recent accounting pronouncements
In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997 and establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company will adopt this standard during fiscal 1999. The adoption of this standard will only affect financial disclosure and therefore will not have an impact on the Company's financial condition or results of operations. The Company does not expect comprehensive income to be significantly different from net income.

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative

Instruments and Hedging Activities". This statement provides new accounting and reporting standards for use of derivative instruments. Management intends to have the Company adopt this statement, as required by the provisions of SFAS No. 133, effective July 1, 1999. Although not precluded from doing so, the Company and its subsidiaries have not historically used such instruments extensively and, accordingly, management does not believe adoption of SFAS No. 133 will have a material impact on the Company's financial statements.

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

In October, 1992, a wholly owned subsidiary of the Company, Versailles at Europa, Inc. was established to act as the General Partner in a newly formed Versailles Associates, L.P. (the "Partnership"). The Partnership was formed to purchase and develop a tract of land in Cherry Hill, New Jersey. The terms of the Partnership Agreement provide that the General Partner be allocated 55% of the net profits and losses of the Partnership and have exclusive management and control over the development of the property. The financial statements of the Partnership are included in the consolidated financial statements of the Company. The limited partner's share of the income and capital from this entity has been presented as minority interest in the accompanying consolidated financial statements. As of June 30, 1998, all units have been delivered and liquidation of the partnership is expected to occur in fiscal 1999.

Orleans Construction Corporation ("OCC"), a subsidiary of the Company, has entered into a joint venture agreement with Bridlewood Associates, L.P., a limited partnership formed to develop an 85 acre parcel of land in Mount Laurel, New Jersey. OCC is the managing general partner. OCC and the limited partner share equally in the profits or losses of the entity. The financial statements of the Partnership are included in the consolidated financial statements of the Company. The limited partner's share of the income and capital from this entity has been presented as minority interest in the accompanying consolidated financial statements. As of June 30, 1998, one unit remains to be sold. Liquidation of the partnership is expected to occur in fiscal 1999.

Note 4.  Certain Transactions with Related Parties

During fiscal 1998, Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, purchased 26 low income homes with an aggregate sales value of approximately $1,400,000. These transactions satisfied, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The selling prices for these homes, which are determined by state statute, are the same as if the homes had been sold to unaffiliated third parties.

Under the terms of an existing option agreement, the Company has exercised its final option during fiscal 1997 to purchase sections of land from Orleans Builders and Developers ("OB&D"), a limited partnership whose partners include Jeffrey P. Orleans and the Trust of Selma Orleans. These parcels were subsequently sold to an unaffiliated third party for a purchase price of $763,000 and $1,901,000 during fiscal 1997 and 1996. These transactions resulted in a profit to the Company before income taxes of $178,000 and $301,000 for these periods, respectively. See Note 8 to the consolidated financial statements for a discussion of other related party transactions.

Note 5. Real Estate Held for Development and Sale

Residential properties consist of the following:

                                                  June 30,
                                                  --------
                                         1998                1997
                                         ------------------------
                                               (In thousands)
                                               --------------
Condominiums and townhomes             $26,539             $19,570
Single-family homes                     20,670              15,785
------------------------------------------------------------------
                                       $47,209             $35,355
==================================================================

Residential properties completed or under construction consist of the following:

                                                   June 30,
                                                   -------
                                         1998                1997
------------------------------------------------------------------
                                                (In thousands)
------------------------------------------------------------------
Under contract for sale                $32,102             $21,300
Unsold                                  15,107              14,055
------------------------------------------------------------------
                                       $47,209             $35,355
==================================================================

Note 6.  Mortgage Subsidiaries

The Company has a wholly-owned financing subsidiary which had been involved, through unaffiliated companies, in issuing mortgage-collateralized bonds. Condensed financial information for the finance subsidiary is as follows:

                                                    June 30,
                                           -----------------------
                                             1998             1997
                                           -----------------------
                                                (In thousands)
                                           -----------------------
Total assets, principally
  mortgage notes receivable                $  290             $324
Total liabilities, principally
  bonds payable                               230              266
------------------------------------------------------------------
Advances from parent company               $   60             $ 58
==================================================================
Net income for the year ended              $    2             $  6
==================================================================


Note 7. Property and Equipment

                                                    June 30,
                                           -----------------------
                                             1998             1997
                                           -----------------------
                                                (In thousands)
                                           -----------------------
Property and equipment consists of the
 following:

Equipment and fixtures                    $ 2,581              982
Less accumulated depreciation                (689)           (475)
-----------------------------------------------------------------

                                          $ 1,892          $   507
==================================================================


During fiscal 1998, a subsidiary of the Company used approximately $1,555,000 of the proceeds from a 1997 Chester County Industrial Development Authority Wastewater Treatment Revenue Bond Offering to construct and operate a waste water spray irrigation facility. See Note 8 for additional information on the revenue bonds.

Depreciation expense, included in Other Costs and Expenses on the Company's Consolidated Statements of Operations and Retained Earnings, was $214,000, $128,000 and $128,000 during fiscal 1998, 1997 and 1996, respectively.

Note 8. Mortgage and Other Note Obligations

The maximum balance outstanding under construction and inventory loan agreements at any month end during fiscal 1998, 1997 and 1996 was $48,461,000, $38,178,000 and $33,473,000, respectively. The average month end balance during fiscal 1998, 1997 and 1996 was approximately $39,916,000, $30,608,000 and $29,327,000, respectively, bearing interest at an approximate average annual rate of 8.95%, 9.25% and 9.5%, respectively. Mortgage obligations secured by land held for development and sale and improvements aggregating $21,203,000 and $17,925,000 at June 30, 1998 and 1997, respectively, are due in varying installments through fiscal 2003 with annual interest at .50% to 1.0% above the prime rate (8.5% at June 30, 1998).

Maturities of land and improvement mortgage obligations, other than residential property construction loans, during the next five fiscal years are: 1999 - $7,304,000; 2000 - $11,856,000; 2001 - $1,542,000; 2002 - $253,000
and 2003 - $248,000. Obligations under residential property and construction loans amounted to $43,933,000 and $35,712,000 at June 30, 1998 and 1997,
respectively, and are repaid at a predetermined percentage (approximately 85% on average) of the selling price of a unit when a sale is completed. The repayment percentage varies significantly from community to community and over time within the same community.

Included in the Notes Payable - Related Parties balance of $12,052,000 at June 30, 1998 is a $3,000,000 Convertible Subordinated 7% Note dated August 8, 1996 issued to Jeffrey P. Orleans which matures January 1, 2002. This note is convertible into Orleans Homebuilders, Inc. common stock at $1.50 per share. Interest is payable quarterly and principal is due in annual installments of $1,000,000 beginning January 1, 2000.

During fiscal 1997, the Company issued to Mr. Orleans for cash consideration a $2,000,000 Variable Rate Note due September 30, 2000, with annual interest at prime plus 2% payable quarterly. During fiscal 1998, Mr. Orleans advanced the Company $2,496,000 to fund various land acquisitions, in exchange for a $1,746,000 Demand Note and a $750,000 Revolving Working Capital Note. Interest on the $1,746,000 Demand Note is at prime plus 2% and is payable quarterly. The $750,000 Revolving Working Capital Note is due on November 30, 1998 but may be automatically renewed in one year increments. Interest accrues on the Revolving Working Capital Note at the prime rate and is payable monthly.

In December 1997, the Company purchased land from Mr. Orleans in exchange for a $500,000 Purchase Money Mortgage ("PMM"). Subsequently, during fiscal 1998, the Company repaid $200,000 of the PMM and began development of the land. The remaining balance of $300,000 will be repaid from the proceeds of units sold at this development. The PMM bears interest at 7% annually and is due no later than 60 months from the date of issuance.

Prior to October 22, 1993, the date of acquisition by the Company of Orleans Construction Corporation, a real estate company which was wholly owned by Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, OCC had advanced funds to, borrowed funds from, and paid expenses and debt obligations on behalf of OB&D. Mr. Orleans owns or controls approximately 63.7% and 69.1% of the Company's outstanding and potentially outstanding stock (assuming conversion of certain convertible obligations described above), respectively, at June 30, 1998. At June 30, 1998 and 1997, amounts owed by the Company to the partnership aggregated $2,256,000 and $2,701,000, respectively. These advances are payable on demand and bear interest at 7% annually. Interest incurred on these advances amounted to $176,000, $201,000 and $236,000 for the years ended June 30, 1998, 1997 and 1996, respectively.

Also included in the aggregate Notes Payable - Related Parties balance are Series B Notes Payable held by Mr. Orleans of approximately $650,000 with annual interest at prime plus 2% payable quarterly. Principal repayment of these obligations is from the proceeds of units sold at certain residential properties. Series B Notes are expected to be repaid in full during fiscal 2000. During fiscal 1996, Mr. Orleans agreed to defer up to $1,350,000 of interest and principal payments due him pursuant to the repayment terms of Series A and Series B Notes. As of June 30, 1998, the Company has deferred approximately $1,350,000 of these payments which are also included in Notes Payable - Related Parties. Interest is payable quarterly on this note. During fiscal 1998, the original maturity of April 1, 1998 was extended two years.

In June, 1997, the Chester County Industrial Development Authority issued bonds in the amount of $1,855,000 and loaned the proceeds thereof to a subsidiary of the Company. The bonds mature November 1, 2006 and bear interest at 7% annually. The Bonds will be repaid at a predetermined amount from settlement proceeds for each home sold with minimum annual repayments of approximately $200,000 commencing on November 1, 1998. The proceeds from this obligation were used to construct and operate a waste water spray irrigation facility which is servicing the Company's Quaker Farms community in Chester County, Pennsylvania. Included in Other Assets on the Company's Consolidated Balance Sheet at June 30, 1998 is $463,000 of restricted cash to be used for completion of the facility and repayment of the bonds. The total principal and accrued interest of $1,877,000 is included in Other Notes Payable at June 30, 1998.

In addition, the Company has various working capital and property and equipment note obligations which require various monthly repayment terms with maturity dates from fiscal 1999 through 2002.

The following table summarizes the components of Other Notes Payable, including related party amounts.

                                        Maturity          Interest              Outstanding
Note                                      Date              Rate                  Balance
                                                                               as of June 30
                                                                            1998          1997
                                                                               (In thousands)
Convertible Subordinated                 1/2002           7%              $ 3,000       $3,000
   7% Note
Variable Rate Note(1)                   12/2000           Prime + 2%        2,000        2,000
Demand Note(1)                          On demand         Prime +2%         1,746            -
Deferred Series A and B Notes           4/2000            Prime +2%         1,350        1,350
Series A Notes                          4/1998            Prime +2%             -          420
Series B Notes                          9/2000            Prime +2%           650        1,250
Revolving Working Capital Note          11/1998           Prime               750            -
Purchase Money Mortgage                 12/2002           7%                  300            -
Unsecured advance                       On demand         7%                2,256        2,701
                                                                           ------       ------

Subtotal - related party notes payable(2)                                  12,052       10,721
                                                                           ------       ------

Property & Equipment                    1999-2002         9 1/2%-11 1/2%      811          776
Bonds Payable (secured
  by mortgage receivables)              1999-2017         10%-12%             230          266

Quaker Sewer Bonds                      11/2006           7%                1,877        1,855
                                                                           ------        -----

Subtotal - other notes payable                                              2,918        2,897
                                                                           ------        -----

                                                                         $ 14,970    $  13,618
                                                                         ========    =========

Maturities of these obligations during the next five fiscal years are (in thousands):

                                                          1999(3)       $   7,727
                                                          2000              3,250
                                                          2001              1,339
                                                          2002              1,264
                                                          2003                274
                                                          Thereafter        1,116
                                                                        ---------
                                                                        $  14,970
                                                                        =========

-------

(1) As more fully described in Note 13 subsequent to year end the Variable Rate Note and a portion of the Demand Note were exchanged for Company preferred stock.
(2) The holder of the related party notes payable is Jeffrey P. Orleans or Orleans Builders & Developers a partnership in which Jeffrey Orleans owns a majority interest.
(3)   Includes all demand notes and unsecured advances payable on demand.

Note 9. Subordinated Debentures

On September 8, 1980, the Company sold 25,000 Units, each consisting of a $1,000 debenture bearing interest at 14 l/2% per annum and 5 shares of Common Stock.

The debentures, which are unsecured obligations and are subordinated to senior indebtedness, as defined, require semi-annual interest payments each September and March with the principal balance due on September 1, 2000. Optional prepayments may be made at 100% of the principal amount thereof. The debentures contain certain default provisions and impose restrictions on the amount of dividends or distributions to shareholders. The debentures are presented net of unamortized debt discount, which is being amortized as additional interest over the life of the debentures. As of June 30, 1998 total principal amount of $575,000 of original subordinated debentures remain outstanding.

Note 10. Income Taxes

The provision (benefit) for income taxes is summarized as follows:

                                                                            For Year Ended June 30,
                                                                         -----------------------------
                                                                           1998       1997      1996
                                                                         -----------------------------
                                                                                 (In Thousands)
                                                                         -----------------------------
Continuing operations
     Current                                                             $   896   $  271     $  145
     Deferred                                                                126      109       (527)
------------------------------------------------------------------------------------------------------
                                                                         $ 1,022   $  380     $ (382)
------------------------------------------------------------------------------------------------------
Extraordinary Item
     Current                                                             $     -    $ 162     $  117
     Deferred                                                                  -        -          -
------------------------------------------------------------------------------------------------------
                                                                         $     -    $ 162     $  117
------------------------------------------------------------------------------------------------------

The differences between taxes computed at federal income tax rates and amounts provided for continuing operations are as follows:

                                                                            For Year Ended June 30,
                                                                         -----------------------------
                                                                           1998       1997      1996
                                                                         -----------------------------
                                                                                 (In Thousands)
                                                                         -----------------------------
Amount computed at statutory rate                                         $  914   $  597     $  290
State income taxes, net of federal
  tax benefit                                                                162       59         21
Unrealized (realized) benefits from
   net operating loss carry forwards
   and other tax credits net of
   changes in related valuation reserves                                     (54)    (276)      (693)
------------------------------------------------------------------------------------------------------
                                                                          $1,022    $ 380     $ (382)
======================================================================================================

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws in accordance with the provisions of SFAS No. 109 ("Accounting for Income Taxes"). The principal components of the Company's deferred tax liability of $2,961,000 at June 30, 1998 are temporary differences arising from interest and real estate taxes incurred prior to commencing active construction being capitalized for financial accounting purposes while being expensed for tax purposes. In addition, temporary differences arise from net realizable value adjustments recognized for financial accounting purposes but not for tax purposes. These temporary differences reverse ratably as the communities sellout. The principal items making up the deferred income tax provisions from continuing operations are as follows:
                                       34

                                                     For Year Ended June 30,
                                                   ---------------------------
                                                   1998        1997      1996
                                                   ---------------------------
                                                          (In thousands)
                                                   ---------------------------

Interest and real estate taxes                     $246        $172      $238
Difference in tax accounting for
  land and property sales (net)                      (8)         13       (29)
Unrealized (realized) tax net
  operating loss carryforwards
  and other tax credits, net of
  changes in related valuation
  reserves                                         (122)        223      (962)
Reserves for book not tax                            12        (173)      142
Gain (loss) from joint ventures                      15        (109)        2
Deferred compensation                               (35)         (7)       34
Depreciation and other                               18         (10)       48
-------------------------------------------------------------------------------
                                                   $126        $109     $(527)
===============================================================================

Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. SFAS No. 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of certain tax assets depends on the Company's ability to generate sufficient taxable income in the future, including the effects of future anticipated arising/reversing temporary differences and the Company had, in fact, realized substantial losses in years prior to 1995. In 1995 and prior years, while the Company had undergone substantial capital and operational restructurings in recent years and management anticipated that total deferred tax assets would be fully realized by future operating results and future tax planning strategies, the losses in recent years prior to 1995, along with continued volatility in the local real estate markets in which the Company operates, made it appropriate to record a valuation allowance equal to 100% of the total deferred income tax assets which were dependent upon future income for realization in certain tax jurisdictions.

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

Fiscal 1997 income before income taxes of $2,057,000 represented a significant improvement over fiscal 1996 income before income taxes of $853,000. Therefore, given the three consecutive years of profits and significant utilization of the existing deferred tax asset, the Company believed it to be appropriate to further adjust the valuation allowance to zero on its remaining tax assets as of June 30, 1997.

The components of net deferred taxes payable consisted of the following (amounts in thousands):

                                                         1998            1997
                                                         ----            ----

Capitalized interest and real estate taxes             $ 2,825         $ 3,025
State income taxes                                       1,136             754
Other                                                       75             318
                                                       -------         -------
Gross deferred tax liabilities                         $ 4,036         $ 4,097
                                                       -------         -------

Reserves for books                                        (146)           (260)
Partnership income                                        (167)           (126)
Related party interest                                     (98)           (127)
Executive bonus                                             --             (80)
Employment contracts                                      (353)           (273)
Vacation accrual                                           (73)            (76)
Inventory Section 263A adjustment                         (160)           (152)
Fixed assets                                               (78)             --
Net operating losses & tax credits                          --            (385)
Other                                                       --             (31)
                                                       -------         -------

Gross deferred tax assets                               (1,075)        ( 1,510)
                                                       -------         -------

Net deferred tax liabilities                           $ 2,961         $ 2,587
                                                       =======         =======

As of June 30, 1998, the Company has no remaining net operating loss or alternative minimum tax credit carryforwards.

Note 11.  Stock Option Plan

In December 1992, the Board of Directors adopted (i) the 1992 Stock Incentive Option Plan relating to options for up to 560,000 shares (increased in December, 1996 to 910,000 shares) of Common Stock of the Company and (ii) the Non-Employee Directors Stock Option Plan relating to a maximum of 100,000 shares. During fiscal 1998, 170,000 options were granted at an exercise price of $1.19 per share, subject to shareholder approval increasing the number of options authorized for grant from 910,000 to 1,210,000. These options vest 25% per year beginning on the date of grant. During fiscal 1997, 200,000 options were granted at an exercise price of $1.50 per share. During fiscal 1996, 80,000 options were granted at an exercise price of $1.25 to $2.00 per share and 50,000 options were granted at an exercise price of $1.25 or the fair market value on the date of vesting, whichever is greater.

In February, 1995, the Board of Directors adopted the 1995 Stock Option Plan for Non-Employee Directors (the "1995 Directors Plan"), which provides for options of up to 100,000 shares. During fiscal 1998, 50,000 options were granted at an exercise price of $1.19 per share, subject to shareholder approval of an amendment to the 1995 Directors Plan increasing the number of options authorized for grant to 125,000 and certain other related amendments to the 1995 Directors Plan. The options vest 25% per year beginning on the date of grant. On February 28, 1995, 75,000 options were granted under this plan to three non-employee Directors.

The option price per share under all plans was established at the fair market value at the dates of each grant which was $.69 to $2.81 per share. Total outstanding options under all three plans aggregated 967,500 shares with expiration dates between fiscal 2003 and 2007. The outstanding options do not include options granted which are subject to shareholder approval.

Effective in fiscal 1997, the Company was required to adopt the provisions of SFAS No. 123 "Accounting for Stock Based Compensation". As permitted, the Company has elected to continue to utilize the intrinsic value method and not to charge the fair value of such options as earned directly to the financial statements but to disclose the effects of such a charge. Had compensation costs for the option plans been determined based on the fair value at the grant date for awards and recognized over the related vesting period in 1998, 1997 and 1996, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the three years ended June 30, 1998 would have been reduced to the pro forma amounts indicated below:

                                              For Year Ended June 30
                                              ----------------------
                                     1998             1997             1996
                                 --------------------------------------------
                                        (In thousands, except for EPS data)


Net Income - as reported         $   1,668        $   2,209        $   1,928
Net Income - pro forma               1,641            2,186            1,907
Diluted EPS - as reported              .14              .19              .16
Diluted EPS - pro forma                .14              .19              .16

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option - Pricing Model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0% for all years; expected volatility of 73.9%; risk free interest rates of 6.2% and expected lives of 10 years for all grants. The weighted average fair value of grants per share for fiscal 1997 and 1996 was $1.03 and $.83 per share, respectively. The fiscal 1998 option grants were not included in the pro forma calculation as they have not yet been approved by the shareholders.

              The pro forma disclosures above may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted on or after July 1, 1995.

The following summarizes stock option activity for the three plans during the three years ended June 30, 1998:

                               1998                          1997                          1996
                               ----                          ----                          ----
                                  Weighted-                      Weighted-                      Weighted
                     Number of     Average       Number of        Average       Number of        Average
                      Options   Exercise Price   Options        Exercise Price   Options      Exercise Price
Outstanding,
 beginning of year    967,500      $1.21         792,500          $ 1.13         665,000         $ 1.03
Granted                     -          -         200,000            1.50         130,000           1.60
Exercised                   -          -               -               -               -              -
Canceled                    -          -         (25,000)           0.69        (  2,500)          1.19
                      -------                    -------                         -------
Outstanding,
  end of year         967,500       1.21         967,500            1.21         792,500           1.13
                      =======                    =======                         =======
Exercisable,
  end of year         708,750       1.10         640,000            1.06         612,500           0.99
                      =======                    =======                         =======
Available for grant,
   end of year         92,500                     92,500                               -
                      =======                    =======                         =======


The following table summarizes information about stock options outstanding at June 30, 1998.

                 Options Outstanding                              Options Exercisable
                 -------------------                              -------------------
                                   Weighted-
                                   Average          Weighted                      Weighted
Range of                           Remaining        Average                       Average
Exercise              Number       Contractual      Exercise    Number            Exercise
Prices              Outstanding    Life (in yrs)    Price       Exercisable       Price

$ .69 - $.81          480,000        4.5          $  .75         480,000          $  .75
$1.19 -$1.50          352,500        7.0            1.38         133,750            1.28
$2.00 -$2.81          135,000        6.0            2.45          95,000            2.64
                      -------                                    -------

$ .69 -$2.81          967,500        6.0           $1.21         708,750           $1.10
                      =======                                    =======         =======

Note 12.  Commitments and Contingencies

General
At June 30, 1998, the Company had outstanding bank letters of credit amounting to $32,951,000 as surety for completion of improvements at various developments of the Company.

At June 30, 1998 the Company had agreements to purchase land and approved homesites aggregating approximately 2,200 building lots with purchase prices totaling approximately $54,300,000 at fourteen locations. Purchase of the properties is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the Sellers. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions.

The Company anticipates completing a majority of these acquisitions in fiscal 1999 and 2000. As of June 30, 1998 and 1997, the Company had paid deposits and incurred other costs associated with the acquisition and development of these parcels aggregating $2,653,000 and $1,900,000, respectively, and are included in Other Assets.

Environmental Liability Exposure
Development and sale of real property creates a potential for environmental liability on the part of the developer, owner or any mortgage lender for its own acts or omissions as well as those of current or prior owners of the subject property or adjacent parcels. If hazardous substances are discovered on or emanating from any of the Company's properties, the owner or operator of the property (including the prior owners) may be held strictly liable for all costs and liabilities relating to such hazardous substances. Environmental studies are undertaken in connection with property acquisitions by the Company.

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

Other Significant Litigation
During fiscal 1998, a judgment in the amount of $2,500,000 was rendered against OHB, and in the amount of $1,250,000 against the Estate of Marvin Orleans and Jeffrey P. Orleans, trading as Orleans Construction Company, a partnership (collectively, "O.C.C.") by the Court of Common Pleas of Bucks County, in an action brought against OHB, O.C.C. and an unrelated party arising out of injuries to two workmen at an OHB project during its construction phase. The plaintiffs have also requested "delay damages" based upon an allegation, which OHB and O.C.C. will contest, that OHB and O.C.C. inappropriately delayed the trial. Although the amount of delay damages, if awarded, is uncertain, the portion thereof allocable to OHB and O.C.C. could be as much as approximately $2,250,000 between them. OHB and O.C.C. have filed post-trial motions challenging the judgment. One of OHB's subcontractors is insured for up to $2,000,000 under two insurance policies, that subcontractor's insurance company provided a defense to OHB and O.C.C. and its limits stand in front of OHB's primary insurance policy. OHB and O.C.C. are insured up to $1,000,000 under its primary policy in effect at that time, and OHB and O.C.C. are further insured under an umbrella policy for $15,000,000. The subcontractor's insurance company, OHB's primary insurance company, and OHB's excess insurer, have acknowledged coverage up to their aggregate policy limits. Therefore, the full amount of the judgment, including delay damages, is expected to be satisfied from insurance proceeds.

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

Note 13.  Subsequent Events.

In September 1998, the Board of Directors took final action to authorize the issuance of shares of Series D Preferred Stock (the "Series D Stock") to Jeffrey P. Orleans in exchange for an aggregate amount of $3 million in Company notes held by Mr. Orleans. The 100,000 shares of Series D Stock will be distributed from the 500,000 shares of Preferred Stock authorized. The Series D Stock will have a liquidation value of $3,000,000, or $30 per share, and will require annual dividends of 7% of the liquidation value. The dividends are cumulative and are payable quarterly with the first payment due December 1, 1998. The Series D Stock may be redeemed by the Company at any time after December 31, 2003, in whole or in part, at a cash redemption price equal to the liquidation value plus all accrued and unpaid dividends on such shares to the date of redemption. The Series D Stock is convertible into 2,000,000 shares of Common Stock upon the approval by the American Stock Exchange of a supplemental listing application covering such shares.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
------    Financial Disclosure.
          ---------------------

            There are no matters required to be reported hereunder.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.
--------  ---------------------------------------------------

              Incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of Stockholders to be held in December, 1998. Information concerning the executive officers is included under the separate caption Item A. "Executive Officers of the Registrant" under Part I of this Form 10-K.

Item 11.  Executive Compensation.
--------  -----------------------

              Incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of Stockholders to be held in December, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

              Incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of Stockholders to be held in December, 1998.

Item 13.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

              Incorporated herein by reference from the Company's definitive proxy statement for its annual meeting of Stockholders to be held in December, 1998.
                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------  -----------------------------------------------------------------

          (a)  Financial Statements and Financial Statement Schedules

                  1.       Financial Statements
                           --------------------
                           The financial statements listed in the
                           index on the first page under Item 8
                           are filed as part of this Form 10-K.

                  2.       Financial Statement Schedules
                           -----------------------------

                           None.

                  3.      Exhibits
                          --------


Exhibit Number
--------------

3.l Certificate of Incorporation of the Company dated September 4, 1969 (incorporated by reference to Exhibit 2.l of the Company's Registration Statement on Form S-7, filed with the Securities and Exchange Commission (S.E.C. File No. 2-68662) (herein referred to as "Form S-7")).

3.2 Amendment to Certificate of Incorporation of the Company filed July 25, 1983 (incorporated by reference to Exhibit 3.2 of Amendment No. 2 to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission (S.E.C. File No. 2-84724)).

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

3.9* Certificate of Elimination to Certificate of Designations, Preferences and Rights of Series C Preferred Stock of FPA Corporation filed on October 18, 1996 with the Secretary of State of Delaware.

3.10* Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on July 13, 1998.

3.11*         By-Laws, as last amended on April 20, 1998.

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

22.*          Subsidiaries of Registrant.

23.*          Consents of Experts and Counsel.

25.*          Power of Attorney (included on Signatures page).

27.* Financial Data Schedule (included in electronic filing format only).

--------------

*  Exhibits included with this filing.

              (b)   Reports on Form 8-K
                    -------------------

                    On May 27, 1998, the Company filed a Form 8-K announcing the Company's change of name to "Orleans Homebuilders, Inc." from "FPA Corporation".

                                   SIGNATURES
                                      and
                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey P. Orleans, Benjamin D. Goldman and Joseph A. Santangelo and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or each of them, of their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



s/Jeffrey P.  Orleans                                  September 25, 1998
--------------------------
Jeffrey P. Orleans
Chairman of the Board and
Chief Executive Officer

s/Benjamin D. Goldman                                  September 25, 1998
--------------------------
Benjamin D. Goldman
Vice Chairman and Director

s/Sylvan M. Cohen                                      September 25, 1998
--------------------------
Sylvan M. Cohen
Director

s/Robert N. Goodman                                    September 25, 1998
--------------------------
Robert N. Goodman
Director

s/Andrew N. Heine                                      September 25, 1998
--------------------------
Andrew N. Heine
Director

s/David Kaplan                                         September 25, 1998
--------------------------
David Kaplan
Director
s/Lewis Katz                                           September 25, 1998
------------------------------------
Lewis Katz
Director


s/Michael T. Vesey                                     September 25, 1998
-------------------------------------
Michael T. Vesey
President and Chief Operating Officer


s/Joseph A. Santangelo                                 September 25, 1998
-------------------------------------
Joseph A. Santangelo
Chief Financial Officer,
Treasurer and Secretary