Form 10-Q
period 1998-09-30
ORLEANS HOMEBUILDERS INC
filed 1998-11-16
CIK 38570

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
                  FROM __________ TO _________.

                           Commission File No. l-6830

                           ORLEANS HOMEBUILDERS, INC.
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

         Number of shares outstanding as of November 6, 1998: 11,356,018
                 (excluding 1,342,113 shares held in Treasury).

                   Orleans Homebuilders, Inc. and Subsidiaries
                          Index to Financial Statements

                                                                          PAGE

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheets at September 30, 1998
                     and June 30, 1998                                       1

            Consolidated Statements of Operations and Changes
                     in Retained Earnings for the three months ended
                     September 30, 1998 and 1997                             2

            Consolidated Statements of Cash Flows for the
                     three months ended September 30, 1998 and 1997          3

            Notes to Consolidated Financial Statements                       4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                       6

                                      PART II - OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds                        11

Item 6.     Exhibits and Reports on Form 8-K                                 11

                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)


                                                                      (Unaudited)
                                                                     September 30,       June 30,
                                                                         1998              1998
                                                                      ---------         ---------
Assets
Cash                                                                  $   2,291         $   2,833
Restricted cash customer deposits                                         4,279             3,902
Real estate held for development and sale:
    Residential properties completed or under construction               48,264            47,209
    Land held for development or sale and improvements                   61,497            64,044
Property and equipment, at cost, less accumulated depreciation            1,936             1,892
Receivables, deferred charges and other assets                           11,545            10,645
                                                                      ---------         ---------
    Total Assets                                                      $ 129,812         $ 130,525
                                                                      =========         =========


Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                      $  15,063         $  15,378
Accrued expenses                                                         10,610             9,312
Customer Deposits                                                         4,279             3,902
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                                 62,881            65,136
Subordinated debentures                                                     579               601
Notes payable related parties                                            11,774            12,052
Other notes payable                                                       2,836             2,918
Deferred income taxes                                                     2,961             2,961
Minority interests                                                           84               546
                                                                      ---------         ---------
    Total Liabilities                                                   111,067           112,806
                                                                      =========         =========

Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par, 500,000 shares authorized                         --                --
Common stock, $.10 par, 20,000,000 shares authorized,
    12,698,131 shares issued at September 30, 1998 and
    June 30, 1998, respectively                                           1,270             1,270
Capital in excess of par value common stock                              17,726            17,726
Retained earnings (deficit)                                                 727              (299)
Treasury stock, at cost (1,342,113 shares held at
    September 30, 1998 and June 30, 1998, respectively)                    (978)             (978)
                                                                      ---------         ---------
Total Shareholders' Equity                                               18,745            17,719
                                                                      ---------         ---------
Total Liabilities and Shareholders' Equity                            $ 129,812         $ 130,525
                                                                      =========         =========



                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        and Changes in Retained Earnings
                                   (Unaudited)
                    (in thousands, except per share amounts)





                                                       Three Months Ended
                                                          September 30,
                                                        1998         1997
                                                      --------    --------

Earned revenues
    Residential properties                            $ 34,541    $ 24,841
    Land sales                                             920         220
    Other income                                           473         325
                                                      --------    --------
                                                        35,934      25,386
                                                      --------    --------

Costs and expenses
    Residential properties                              29,339      21,163
    Land sales                                             778         180
    Other                                                  229         174
    Selling, general and administrative                  3,746       3,278
    Interest
      Incurred                                           2,120       1,726
      Less capitalized                                  (1,933)     (1,562)
    Minority interests                                    --           (16)
                                                      --------    --------
                                                        34,279      24,943
                                                      --------    --------




Income from operations before income taxes               1,655         443
Income tax expense                                         629         168
                                                      --------    --------
Net income                                               1,026         275
Retained earnings (deficit), at beginning of period       (299)     (1,967)
                                                      --------    --------
Retained earnings (deficit), at end of period         $    727    $ (1,692)
                                                      ========    ========
Basic earnings per share                              $   0.09    $   0.02
                                                      ========    ========
Diluted earnings per share                            $   0.08    $   0.02
                                                      ========    ========




                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (in thousands)





                                                           Three Months Ended
                                                              September 30,
                                                            1998         1997
                                                          --------    --------

Cash flows from operating activities:
    Net income                                            $  1,026    $    275
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                               79          32
Changes in operating assets and liabilities:
    Restricted cash customer deposits                         (377)        161
    Real estate held for development and sale                1,492       4,140
    Receivables, deferred charges and other assets            (900)     (1,006)
    Accounts payable and other liabilities                     983        (678)
    Customer deposits                                          377        (161)
                                                          --------    --------
Net cash used by operating activities                        2,680       2,763
                                                          --------    --------


Cash flows from investing activities:
    Purchases of property and equipment                       (123)         --
                                                          --------    --------
Net cash used in investing activities                         (123)         --
                                                          --------    --------


Cash flows from financing activities:
    Borrowings from loans secured by real estate assets     21,060      14,927
    Repayment of loans secured by real estate assets       (23,315)    (18,169)
    Repayment of subordinated debentures                       (22)        (21)
    Borrowings from other note obligations                      42       1,023
    Repayment of other note obligations                       (402)       (583)
    Distribution of minority interests                        (462)         --
                                                          --------    --------
Net cash provided by financing activities                   (3,099)     (2,823)
                                                          --------    --------

Net increase (decrease) in cash                               (542)        (60)
Cash at beginning of year                                    2,833       1,582
                                                          --------    --------
Cash at end of year                                       $  2,291    $  1,522
                                                          ========    ========


Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized             $     --    $     --
                                                          ========    ========
    Income taxes paid                                     $    631    $     43
                                                          ========    ========



                 See notes to consolidated financial statements

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference is made to the Form 10-K as of and for the year ended June 30, 1998 for Orleans Homebuilders, Inc. and subsidiaries (the "Company") for additional disclosures, including a summary of the Company's accounting policies.

         In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company for the periods presented. The interim operating results of the Company may not be indicative of operating results for the full year.

(B) Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. The weighted average number of shares used to compute basic earnings per common share were 11,356,018 shares for the three months ended September 30, 1998 and 1997. Diluted earnings per share includes additional common shares that would have been outstanding if the dilutive potential common shares had been issued.

         The following is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per share for the three months ended September 30, 1998 and 1997.


                                                        Three Months Ended
                                                          September 30,
                                                        1998          1997
                                                        ----          ----
Basic EPS shares - total common shares issued
 and outstanding (net of 1,342,113 treasury shares)   11,356,018    11,356,018

Effect of assumed shares issued under treasury
 stock method for stock options                          407,046        88,579

Effect of assumed conversion of $3 million
 Convertible Subordinated 7% Note                      2,000,000         --
                                                     -----------   -----------
Diluted EPS shares                                    13,763,064    11,444,597
                                                     ===========   ===========
Net income                                           $ 1,026,000   $   275,000

Effect of assumed conversion of $3 million
 Convertible Subordinated 7% Note                         32,550         --
                                                     -----------   -----------
Adjusted net income for diluted EPS                  $ 1,058,550   $   275,000
                                                     ===========   ===========

(c) Residential properties completed or under construction consists of the following:

                                                    (In thousands)
                                        September 30, 1998      June 30, 1998
                                        ------------------      -------------
         Under contract for sale           $  32,820               $  32,102
         Unsold                               15,444                  15,107
                                           ---------               ---------
                                           $  48,264               $  47,209
                                           =========               =========

(D) From time to time, the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of the Company any such liability will not have a material adverse effect on the financial position or operating results of the Company.

(E) On October 20, 1998, the Company issued 100,000 shares of Series D Preferred Stock (the "Series D Stock") to Jeffrey P. Orleans in exchange for an aggregate amount of $3,000,000 in Company notes held by Mr. Orleans. The Series D Stock was issued from an aggregate of 500,000 shares of Preferred Stock authorized. The Series D Stock has a liquidation value of $3,000,000, or $30.00 per share, and requires annual dividends of 7% of the liquidation value. The dividends are cumulative and are payable quarterly with the first payment due December 1, 1998. The Series D Stock may be redeemed by the Company at any time after December 31, 2003, in whole or in part, at a cash redemption price equal to the liquidation value plus all accrued and unpaid dividends on such shares to the date of redemption. The Series D Stock is convertible into 2,000,000 shares of Common Stock upon the approval by the American Stock Exchange of a supplemental listing application covering such shares.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2.           Orleans Homebuilders, Inc. and Subsidiaries
                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Company requires capital to purchase and develop land, to construct units, fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At September 30, 1998, the Company had approximately $54,796,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. The Company believes that the funds generated from operations and financing commitments from commercial lenders will provide the Company with sufficient capital to meet its operating needs.

Results of Operations

         The following table sets forth certain details as to residential sales activity for the three months ended September 30, 1998 and 1997, in the case of revenues earned and new orders, and at the end of the periods indicated, in the case of backlog.

                                                     Three Months Ended
                                             September 30,       September 30,
                                                1998                1997
                                             -------------       -------------
                                                  (Dollars in thousands)

               Revenues Earned                   $34,541          $24,841
                 Units                               188              131
                 Average Price Per Unit          $   184          $   191

               New Orders                        $32,033          $28,809
                 Units                               161              156
                 Average Price Per Unit          $   199          $   185

               Backlog                           $68,486          $42,228
                 Units                               313              236
                 Average Price Per Unit          $   219          $   179



         Dollar volume of new orders for the three months ended September 30, 1998 increased by approximately 11% to $32,033,000 on 161 orders, compared to $28,809,000 on 156 orders during the three months ended September 30, 1997. The opening of new communities in Burlington County, New Jersey, was the primary reason for the increase in new orders when compared to the first quarter of fiscal 1998. The average price per unit of new orders increased due to a change in product mix towards more townhouse and single family homes, along with fewer condominiums. The Company expects this trend to continue.

         The dollar backlog at September 30, 1998, increased approximately 62% to $68,486,000 on 313 homes, as compared to the backlog at September 30, 1997, of $42,228,000 on 236 homes. Included in the September 30, 1997, backlog were 26 low income units with an aggregate sales value of approximately $1,400,000 which were subsequently acquired by Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, during the second quarter of fiscal 1998. These transactions satisfied, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The inclusion of these units in the backlog at September 30, 1997, is the primary reason for the approximately 22% increase in average price per unit of the September 30, 1998 backlog, as compared to September 30, 1997.

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

Year 2000

         The Company began assessing its Year 2000 ("Y2K") compliance issues at the beginning of fiscal 1998 and at that time determined that its primary internal computer hardware and computer software were not Y2K compliant. Subsequently, the Company determined that it would be more cost efficient to install a new Y2K compliant software package than to modify the existing software package. In the first quarter of fiscal 1999, the Company contracted to purchase a new software package, including several specific enhancements to modify the software to meet the Company's needs. As part of the Company's contingency plan, in order to mitigate the risks associated with the possibility that the software enhancements will not be completed on time, the Company has required that the base software package be placed in escrow. The Company believes that implementation of the base software package will require substantially less time than the enhanced software package. In addition, in the first quarter of fiscal 1999, the Company upgraded its existing primary computer hardware system to support the new computer software package. The Company has currently installed the new hardware and base software for the application development stage of its Y2K computer compliance program and the Company's goal is to complete the full implementation by June 30, 1999.

         The Company is also investigating the Y2K compliance status of its vendors, subcontractors and suppliers through the Company' s own internal vendor compliance effort. This investigation is in its preliminary stages and the Company's goal is to complete this investigation, as well as any corrective efforts by March 31, 1999. Since the Company does not rely on any individual vendor, subcontractor or supplier for a significant portion of its operations, the potential impact of Y2K non-compliance risks in this area is not expected to have any material effect on the Company.

         To date, the Company has incurred approximately $200,000 in connection with Y2K readiness, including consulting fees, internal staff costs and other expenses. The Company expects to incur additional expenditures of approximately $400,000 in the next fiscal year to be Y2K compliant.

         While the Company believes it is taking all appropriate steps to achieve internal Y2K compliance, any potential future business interruptions, costs, damages or losses related thereto, are also dependent upon the Y2K compliance of third parties. In the event that the Company or any of the Company's vendors, subcontractors or suppliers experience disruptions due to the Y2K issue, the Company's operations could be adversely affected. The Y2K issue is universal and complex, as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that complete Y2K compliance can be achieved without significant additional costs.

Forward Looking Statement

         The Company's estimates of costs and completion dates for its Y2K readiness program represent management's best estimates. These estimates are based upon many assumptions, including the availability of external resources to assist with systems remediation and replacement efforts, key third party suppliers, vendors and customers being Y2K compliant and in the event of non-compliance, the Company's execution of its contingency plan. If any of the assumptions ultimately prove to have been incorrect, the cost and completion dates set forth above could be substantially and adversely affected.

Operating Revenues

         Earned revenues for the first quarter of fiscal 1999 increased $10,548,000 to $35,934,000, or 41.6%, compared to the first quarter of fiscal 1998. Revenues from the sale of residential homes included 188 homes totaling $34,541,000 during the first quarter of fiscal 1999, as compared to 130 homes totaling $24,841,000 during the first quarter of fiscal 1998. The increase in revenues for the first quarter of fiscal 1999, as compared to the first quarter of fiscal 1998, is primarily attributable to the number of units sold which is the result of the expanding geographic scope of the Company's operations and favorable economic conditions affecting unit sale volume and price. The average selling price per unit has decreased to approximately $184,000 during the first quarter of fiscal 1999, as compared to approximately $191,000 during the first quarter of fiscal 1998. This decrease in average selling price is due to the fact that the Company delivered more townhouses and condominiums as a percentage of overall delivered homes for the first quarter of fiscal 1999, as compared to the first quarter of fiscal 1998.

Costs and Expenses

         Costs and expenses for the first quarter of fiscal 1999 increased $9,336,000, or 37.4%, compared with the first quarter of fiscal 1998. The first quarter of fiscal 1999 cost of residential properties increased $8,176,000 to $29,339,000, or 38.6%, when compared with the first quarter of fiscal 1998. This increase in residential property costs is comparable to the percentage increase in residential property revenues when compared with the first quarter of fiscal 1998. Overall profit margins on residential properties improved nominally, as the cost of residential properties as a percentage of residential property revenues was 84.9% for the first quarter of fiscal 1999 compared with 85.2% for the first quarter of fiscal 1998.

         For the first quarter of fiscal 1999, selling, general and administrative expenses increased $468,000 to $3,746,000, or 14.3%, when compared with the first quarter of fiscal 1998. The first quarter 1999 increase in selling, general and administrative expenses is attributable to start-up costs associated with the opening of new communities, along with having more overall communities open during the first quarter of fiscal 1999 when compared with the prior fiscal year quarter. The selling, general and administrative expenses as a percentage of residential property revenues decreased to 10.8% during the first quarter of fiscal 1999 compared to 13.2% for the comparable quarter in the prior fiscal year.

Net Income

         Net income for the first quarter of fiscal 1999 was $1,026,000, or $.09 basic earnings per share, compared with $275,000, or $.02 basic earnings per share, for the first quarter of fiscal 1998. This increase in net income is primarily attributable to an increase in residential property revenues combined with a decrease in selling, general and administrative costs as a percentage of residential property revenues.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

         The following important factors could cause Orleans Homebuilders' actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Orleans Homebuilders, Inc.:

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

                           PART II. OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds.

                  (a) On October 14, 1998, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights with respect to 100,000 shares of Series D Preferred Stock. The Series D Stock has a liquidation value of $3,000,000, or $30.00 per share, and requires annual dividends of 7% of the liquidation value. The dividends are cumulative and are payable quarterly with the first payment due December 1, 1998. The Series D Stock may be redeemed by the Company at any time after December 31, 2003, in whole or in part, at a cash redemption price equal to the liquidation value plus all accrued and unpaid dividends on such shares to the date of redemption. The Series D Stock is convertible into 2,000,000 shares of Common Stock upon the approval by the American Stock Exchange of a supplemental listing application covering such shares.

                  (b) Series D Preferred Stock referred to above has a cumulative preference on liquidation of $30.00 per share ($3,000,000 in the aggregate), plus any dividends which have accrued and remain unpaid on the liquidation date. Dividends, at the rate of $2.10 per share, per annum, payable quarterly, are payable on the Series D Preferred Stock; such dividends are cumulative and no dividends may be paid on the Common Stock when dividends have accrued and remain unpaid on the Series D Preferred Stock.

                  (c) Reference is made to the issuance described in Note (E) on page 5 hereof.

                  (d)      Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 3.1 - Certificate of Designations, Preferences and Rights of Series D Preferred Stock of Orleans Homebuilders, Inc. filed October 14, 1998.

         (b) Exhibit 10.1 - Exchange Agreement dated as of October 14, 1998 between Orleans Homebuilders, Inc. and Jeffrey P. Orleans.

         (c) Exhibit 27 - Financial Data Schedule (included in electronic filing format only).

         (d) Reports on Form 8-K.

             On July 13, 1998, the Company filed a Form 8-K indicating that the Company filed an Amendment to its Certificate of Incorporation changing its name from "FPA Corporation" to "Orleans Homebuilders, Inc." In addition, the Company announced that its ticker symbol on the American Stock Exchange was changed to "OHB" and the CUSIP number for its common stock is 686688 10 4.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ORLEANS HOMEBUILDERS, INC.
                                     (Registrant)

 November 13, 1998                   /s/ Michael T.  Vesey
                                     --------------------------------------
                                     Michael T. Vesey
                                     President and Chief Operating Officer


 November 13, 1998                   /s/ Joseph A. Santangelo
                                     --------------------------------------
                                     Joseph A. Santangelo
                                     Treasurer, Secretary and
                                     Chief Financial Officer