Form 10-Q
period 1998-12-31
ORLEANS HOMEBUILDERS INC
filed 1999-02-12
CIK 38570

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1998

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

         Number of shares outstanding as of February 5, 1999: 11,357,893
                 (excluding 1,340,238 shares held in Treasury).

                   Orleans Homebuilders, Inc. and Subsidiaries
                          Index to Financial Statements

                                                                            PAGE

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements (unaudited)

            Consolidated Balance Sheets at December 31, 1998
                and June 30, 1998                                             1

            Consolidated Statements of Operations and Changes
                in Retained Earnings for the three months and
                six months ended December 31, 1998 and 1997                   2

            Consolidated Statements of Cash Flows for the
                six months ended December 31, 1998 and 1997                   3

            Notes to Consolidated Financial Statements                        4

Item 2.     Managements Discussion and Analysis of Financial Condition
                and Results of Operations.                                    6

                                      PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders              12

Item 6.     Exhibits and Reports on Form 8-K                                 13

                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                                        December 31,           June 30,
                                                                           1998                 1998
                                                                        ------------          ---------
Assets
Cash                                                                     $   2,534            $   2,833
Restricted cash - customer deposits                                          4,090                3,902
Real estate held for development and sale:
    Residential properties completed or under construction                  46,587               47,209
    Land held for development or sale and improvements                      62,356               64,044
Property and equipment, at cost, less accumulated depreciation               1,975                1,892
Receivables, deferred charges and other assets                              11,891               10,645
                                                                         ---------            ---------
    Total Assets                                                         $ 129,433            $ 130,525
                                                                         =========            =========






Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                         $  12,523            $  15,378
Accrued expenses                                                            10,813                9,312
Customer deposits                                                            4,090                3,902
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                                    64,889               65,136
Subordinated debentures                                                        601                  601
Notes payable - related parties                                              7,093               12,052
Other notes payable                                                          3,193                2,918
Deferred income taxes                                                        2,961                2,961
Minority interests                                                              79                  546
                                                                         ---------            ---------
    Total Liabilities                                                      106,242              112,806
                                                                         ---------            ---------




Commitments and contingencies
Shareholders' equity:
Preferred stock, $1 par, 500,000 shares authorized:
    Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value, issued and outstanding 100,000
    shares ($3,000,000 liquidation preference) (Note F)                      3,000                   --
Common stock, $.10 par, 20,000,000 shares authorized,
    12,698,131 shares issued at December 31, 1998 and
    June 30, 1998, respectively                                              1,270                1,270
Capital in excess of par value  common stock                                17,726               17,726
Retained earnings (deficit)                                                  2,170                 (299)
Treasury stock, at cost (1,340,238 shares and 1,342,113 shares
    held at December 31, 1998 and June 30, 1998, respectively)                (975)                (978)
                                                                         ---------            ---------
Total Shareholders' Equity                                                  23,191               17,719
                                                                         ---------            ---------

Total Liabilities and Shareholders' Equity                               $ 129,433            $ 130,525
                                                                         =========            =========



                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        and Changes in Retained Earnings
                                   (Unaudited)
                    (in thousands, except per share amounts)





                                                                   Three Months Ended                      Six Months Ended
                                                                     December 31,                            December 31,

                                                                1998             1997                  1998             1997
                                                             --------         --------               --------         --------
Earned revenues
    Residential properties                                   $ 39,309         $ 19,335               $ 73,850         $ 44,176
    Related party (Note G)                                         --            1,472                     --            1,472
    Land sales                                                    611              206                  1,531              426
    Other income                                                  545              434                  1,018              759
                                                             --------         --------               --------         --------
                                                               40,465           21,447                 76,399           46,833
                                                             --------         --------               --------         --------


Costs and expenses
    Residential properties                                     33,353           16,430                 62,692           37,593
    Related party (Note G)                                         --            1,459                     --            1,459
    Land sales                                                    516              147                  1,294              327
    Other                                                         277              184                    506              358
    Selling, general and administrative                         3,737            3,052                  7,483            6,330
    Interest
      Incurred                                                  1,852            1,770                  3,972            3,496
      Less capitalized                                         (1,665)          (1,607)                (3,598)          (3,169)
    Minority interests                                             --              (88)                    --             (104)
                                                             --------         --------               --------         --------
                                                               38,070           21,347                 72,349           46,290
                                                             --------         --------               --------         --------




Income from operations before income taxes                      2,395              100                  4,050              543
Income tax expense                                                910               38                  1,539              206
                                                             --------         --------               --------         --------
Net income                                                      1,485               62                  2,511              337

Preferred dividends                                                42               --                     42               --
                                                             --------         --------               --------         --------
Net income available for common shareholders                    1,443               62                  2,469              337

Retained earnings (deficit), at beginning of period               727           (1,692)                  (299)          (1,967)
                                                             --------         --------               --------         --------
Retained earnings (deficit), at end of period                $  2,170         $ (1,630)              $  2,170         $ (1,630)
                                                             ========         ========               ========         ========





Basic earnings per share                                       $ 0.13           $ 0.01                 $ 0.22           $ 0.03
                                                             ========         ========               ========         ========
Diluted earnings per share                                     $ 0.10           $ 0.01                 $ 0.18           $ 0.03
                                                             ========         ========               ========         ========




                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (in thousands)





                                                                      Six Months Ended
                                                                        December 31,


                                                                    1998         1997
                                                                 ---------    ---------
Cash flows from operating activities:
    Net income                                                   $   2,469    $     337
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                      157           69
Changes in operating assets and liabilities:
    Restricted cash - customer deposits                               (188)        (806)
    Real estate held for development and sale                        2,310         (504)
    Receivables, deferred charges and other assets                  (1,246)      (1,664)
    Accounts payable and other liabilities                          (1,365)       1,818
    Customer deposits                                                  188          806
                                                                 ---------    ---------
Net cash provided by operating activities                            2,325           56
                                                                 ---------    ---------

Cash flows from investing activities:
    Purchases of property and equipment                               (240)      (1,409)
                                                                 ---------    ---------
Net cash used in investing activities                                 (240)      (1,409)
                                                                 ---------    ---------

Cash flows from financing activities:
    Borrowings from loans secured by real estate assets             52,193       35,547
    Repayment of loans secured by real estate assets               (52,440)     (33,067)
    Borrowings from other note obligations                             787        1,231
    Repayment of other note obligations                             (2,471)        (996)
    Stock options exercised                                              3         --
    Distribution to minority interests                                (456)        --
                                                                 ---------    ---------
Net cash provided by (used in) financing activities                 (2,384)       2,715
                                                                 ---------    ---------


Net increase (decrease) in cash                                       (299)       1,362
Cash at beginning of period                                          2,833        1,582
                                                                 ---------    ---------
Cash at end of period                                            $   2,534    $   2,944
                                                                 ---------    ---------

Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized                    $     287    $    --
                                                                 =========    =========
    Income taxes paid                                            $     809    $     102
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

(B) Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three months and six months ended December 31, 1998 and 1997, respectively, are shown below.



                                                        Three Months Ended             Six Months Ended
                                                           December 31,                   December 31,
                                                     1998            1997            1998            1997
                                                 ------------    ------------    ------------    ------------

Total common shares issued                         12,698,131      12,698,131      12,698,131      12,698,131
Less: Average treasury shares outstanding          (1,340,523)     (1,342,113)     (1,341,318)     (1,342,113)
                                                 ------------    ------------    ------------    ------------
Basic EPS shares                                   11,357,608      11,356,018      11,356,813      11,356,018
Effect of assumed shares issued under treasury
  stock method for stock options                      437,732         126,502         421,635         102,316
Effect of assumed conversion of $3 million
  Convertible Subordinated 7% Note                  2,000,000              --       2,000,000              --
Effect of assumed conversion of $3 million
  Series D Preferred Stock                          1,565,217              --         782,609              --
                                                 ------------    ------------    ------------    ------------
Diluted EPS shares                                 15,360,558      11,482,520      14,561,057      11,458,334
                                                 ============    ============    ============    ============

Net income available for common shareholders     $  1,443,000    $     62,000    $  2,469,000    $    337,000

Effect of assumed conversion of $3 million
  Convertible Subordinated 7% Note                     32,550              --          65,100              --

Effect of assumed conversion of $3 million
  Series D Preferred Stock                             42,000              --          42,000              --
                                                 ------------    ------------    ------------    ------------
Adjusted net income for diluted EPS              $  1,517,550    $     62,000    $  2,576,100    $    337,000
                                                 ============    ============    ============    ============

(C) Supplemental disclosure of non-cash financing activities: As discussed in Note (F), on October 20, 1998, the Company issued 100,000 shares of Series D Preferred Stock to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, in exchange for an aggregate amount of $3,000,000 in Company notes held by Mr. Orleans.

(D) Residential properties completed or under construction consists of the following:

                                                     (In thousands)
                                              12/31/98             6/30/98
                                              --------             -------
         Under Contract for Sale               $31,680             $32,102
         Unsold                                 14,907              15,107
                                               -------             -------
                                               $46,587             $47,209
                                               =======             =======

(E) From time to time, the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of the Company any such liability will not have a material adverse effect on the financial position or operating results of the Company.

(F) On October 20, 1998, the Company issued 100,000 shares of Series D Preferred Stock (the "Series D Stock") to Jeffrey P. Orleans in exchange for an aggregate amount of $3,000,000 in Company notes held by Mr. Orleans. The Series D Stock was issued from an aggregate of 500,000 shares of Preferred Stock authorized. The Series D Stock has a liquidation value of $3,000,000, or $30.00 per share, and requires annual dividends of 7% of the liquidation value. The dividends are cumulative and are payable quarterly with the first payment due December 1, 1998. The Series D Stock may be redeemed by the Company at any time after December 31, 2003, in whole or in part, at a cash redemption price equal to the liquidation value plus all accrued and unpaid dividends on such shares to the date of redemption. The Series D Stock is convertible into 2,000,000 shares of Common Stock upon the approval by the American Stock Exchange of a supplemental listing application covering such shares.

(G) Related party residential property revenues for the three and six months ended December 31, 1997 included 27 low income homes with an aggregate sales value of $1,472,000 which were purchased by Jeffrey P. Orleans. These transactions satisfy, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The selling prices for these homes which are determined by state statute, are the same as if the homes had been sold to unaffiliated third parties.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

                  The Company requires capital to purchase and develop land, to construct units, fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At December 31, 1998, the Company had $61,721,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. The Company believes that the funds generated from operations and financing commitments from commercial lenders will provide the Company with sufficient capital to meet its operating needs.

                  The Company has continued its ongoing land acquisition efforts during the first six months of fiscal 1999. During this period, the Company acquired three additional parcels of land for an aggregate purchase price of approximately $3,100,000. In addition, as of December 31, 1998, the Company had agreements to purchase seventeen additional parcels for an aggregate purchase price of approximately $65,300,000. These purchase agreements are subject to due diligence review and are contingent upon the receipt of governmental approvals. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. The Company anticipates completing approximately one-half of these acquisitions over the next two years.

Results of Operations

                  The following table sets forth certain detail as to residential sales activity for the six months ended December 31, 1998 and 1997, in the case of revenues earned and new orders, and at the end of the periods indicated, in the case of backlog.

                                                 Six Months Ended
                                   December 31, 1998          December 31, 1997
                                   -----------------          -----------------
                                               (Dollars in thousands)

Revenues Earned:                        $73,850                   $45,648
  Units                                     382                       264
  Average Price Per Unit                $   193                   $   173

New Orders:                             $76,942                   $59,382
  Units                                     364                       309
  Average Price Per Unit                $   211                   $   192

Backlog:                                $73,846                   $51,994
  Units                                     321                       255
  Average Price Per Unit                $   230                   $   204

                  Dollar volume of new orders for the six months ended December 31, 1998 increased by approximately 30% to $76,942,000 on 364 orders, compared to $59,382,000 on 309 orders during the six months ended December 31, 1997. The opening of new communities in Burlington County, New Jersey, was the primary reason for the increase in new orders when compared to the first six months of fiscal 1998. The average price per unit of new orders increased due to an increase in the number and percentage of single family homes sold in the first six months of fiscal 1999 compared to the prior fiscal period. Single family homes sold during the first six months of fiscal 1999 accounted for approximately 48% of total unit sales compared with approximately 40% during the first six months of fiscal 1998. In addition, the average unit sales price increased for the majority of communities open during the first six months of fiscal 1999 compared with fiscal 1998.

         The dollar backlog at December 31, 1998 increased approximately 42% to $73,846,000 on 321 homes, as compared to the backlog at December 31, 1997, of $51,994,000 on 255 homes.

Operating Revenues

         Earned revenues for the first six months of fiscal 1999 increased $29,566,000 to $76,399,000, or 63.1%, compared to the first six months of fiscal 1998. Revenues from the sale of residential homes included 382 homes totaling $73,850,000 during the first six months of fiscal 1999, as compared to 264 homes totaling $45,648,000 during the first six months of fiscal 1998. Revenues from related parties for the first six months of fiscal 1998 included 27 low income homes with a sales value of $1,472,000. The increase in revenues for the first six months of fiscal 1999, as compared to the first six months of fiscal 1998, is primarily attributable to the number of units sold which is the result of the expanding geographic scope of the Company's operations and favorable economic conditions affecting unit sales volume and price. The average selling price per unit has increased to approximately $193,000 during the first six months of fiscal 1999, as compared to approximately $173,000 during the first six months of fiscal 1998. The increase in average selling price is partially due to an increase in the base sale price per unit, option revenue per unit, and a change in product mix towards more townhouse and single family homes than in the previous comparable period.

         Earned revenues for the second quarter of fiscal 1999 increased $19,018,000 to $40,465,000, or 88.7%, compared to the second quarter of fiscal 1998. Revenues from the sale of residential homes included 194 homes totaling $39,309,000 during the second quarter of fiscal 1999, as compared to 134 homes totaling $20,807,000 during the second quarter of fiscal 1998. Revenues from related parties for the second quarter of fiscal 1998 included 27 low income homes with a sales value of $1,472,000. This sale has satisfied, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The selling prices of these homes which are determined by state statute, were the same as if the homes had been sold to unaffiliated third parties. The average selling price per unit has increased to approximately $203,000 during the second quarter of fiscal 1999, as compared to approximately $155,000 during the second quarter of fiscal 1998. This increase in average selling price is partially due to the lower average selling price of the aforementioned low income homes sold during the second quarter of fiscal 1998. In addition, the increase in average selling price is also due to an increase in the base sale price per unit, option revenue per unit, and a change in product mix towards more townhouse and single family homes than in the previous comparable period.

Costs and Expenses

                  Costs and expenses for the first six months of fiscal 1999 increased $26,059,000, or 56.3%, compared with the first six months of fiscal 1998. The first six months of fiscal 1999 cost of residential properties increased $23,640,000 to $62,692,000, or 60.5%, when compared with the first six months of fiscal 1998. This increase in residential property costs is slightly less than the percentage increase in residential property revenues when compared with the same period in fiscal 1998. Overall profit margins on residential properties improved due to positive home pricing and increased sales volume as a result of strong customer demand. The cost of residential properties as a percentage of residential property revenues was 84.9% for the first six months of fiscal 1999 compared with 85.6% for the first six months of fiscal 1998.

         For the first six months of fiscal 1999, selling, general and administrative expenses increased $1,153,000 to $7,483,000, or 18.2%, when compared with the first six months of fiscal 1998. The year-to-date fiscal 1999 increase in selling, general and administrative expenses is attributable to an increase in sales commissions related to the increase in residential property revenues, sales start-up costs associated with the opening of new communities and having more overall communities open during the first half of fiscal 1999 when compared with the prior fiscal period. The Company's advertising costs remained consistent with the prior fiscal period, while the other general and administrative expenses increased slightly. The Company's advertising costs were consistent with the prior fiscal period as a result of combined advertising for many new communities that are located within the Philadelphia metropolitan area. In addition, the increased unit sales volume was absorbed with nominal increases at the general and administrative expense level. The selling, general and administrative expenses as a percentage of residential property revenues decreased to 10.1% during the first six months of fiscal 1999 compared to 13.9% for the comparable period in the prior fiscal year.

         Costs and expenses for the second quarter of fiscal 1999 increased $16,723,000, or 78.3%, compared with the second quarter of fiscal 1998. The second quarter fiscal 1999 cost of residential properties increased $15,464,000 to $33,353,000, or 86.4%, when compared with the second quarter of fiscal 1998. This increase in residential property costs is less than the percentage increase in residential property revenues when compared with the same period in fiscal 1998. Thus, overall profit margins on residential properties improved due to positive home pricing and increased sales volume as a result of strong customer demand. The cost of residential properties as a percentage of residential property revenues was 84.8% for the second quarter of fiscal 1999 compared with 86% for the second quarter of fiscal 1998.

         For the second quarter of fiscal 1999, selling, general and administrative expenses increased $685,000 to $3,737,000, or 22.4%, when compared with the second quarter of fiscal 1998. The second quarter fiscal 1999 increase in selling, general and administrative expenses is attributable to an increase in sales commissions related to the increase in residential property revenues, sales start-up costs associated with the opening of new communities and having more overall communities open during the second quarter of fiscal 1999 when compared with the prior fiscal quarter. The Company's advertising costs remained consistent with the prior fiscal period, while the other general and administrative expenses increased slightly. The Company's advertising costs were consistent with the prior fiscal period as a result of combined advertising for many new communities that are located within the Philadelphia metropolitan area. In addition, the increased unit sales volume was absorbed with nominal increases at the general and administrative expense level. The selling, general and administrative expenses as a percentage of residential property revenues decreased to 9.5% during the second quarter of fiscal 1999 compared to 14.7% for the comparable quarter in the prior fiscal year.

Net Income

         Net income for the first six months of fiscal 1999 was $2,469,000 ($.22 basic earnings per share, $.18 diluted earnings per share) compared with $337,000 ($.03 basic and diluted earnings per share) for the first six months of fiscal 1998 and net income for the second quarter of fiscal 1999 was $1,443,000 ($.13 basic earnings per share, $.10 diluted earnings per share) compared with $62,000 ($.01 basic and diluted earnings per share) for the second quarter of fiscal 1998. This increase in net income is primarily attributable to an increase in residential property revenues as a result of unit sales volume, combined with a decrease in selling, general and administrative costs as a percentage of residential property revenues.

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

Year 2000

         The Company began assessing its Year 2000 ("Y2K") compliance issues at the beginning of fiscal 1998 and at that time determined that its primary internal computer hardware and computer software were not Y2K compliant. Subsequently, the Company determined that it would be more cost efficient to install a new Y2K compliant software package than to modify the existing software package. In the first quarter of fiscal 1999, the Company contracted to purchase a new software package, including several specific enhancements to modify the software to meet the Company's needs. As part of the Company's contingency plan, in order to mitigate the risks associated with the possibility that the software enhancements will not be completed on time, the Company has required that the base software package be placed in escrow. The Company believes that implementation of the base software package will require substantially less time than the enhanced software package. In addition, in the first quarter of fiscal 1999, the Company upgraded its existing primary computer hardware system to support the new computer software package. The Company has recently installed the new hardware and base software for the application development stage of its Y2K computer compliance program and the Company's goal is to complete the full implementation by June 30, 1999.

         Through December 31, 1998, the Company has incurred approximately $300,000 in connection with Y2K readiness, including consulting fees, internal staff costs and other expenses. The Company expects to incur additional expenditures of approximately $300,000 in the next fiscal year to be Y2K compliant.

         The Company is also investigating the Y2K compliance status of its vendors, subcontractors and suppliers through the Company' s own internal vendor compliance effort. This investigation is in its preliminary stages and the Company's goal is to complete this investigation, as well as any corrective efforts by March 31, 1999. Since the Company does not rely on any individual vendor, subcontractor or supplier for a significant portion of its operations, the potential impact of Y2K non-compliance risks by any individual vendor, subcontractor or supplier is not expected to have any material effect on the Company.

         While the Company believes it is taking all appropriate steps to achieve internal Y2K compliance, any potential future business interruptions, costs, damages or losses related thereto, are also dependent upon the Y2K compliance of third parties. In the event that the Company or a combination of the Company's vendors, subcontractors or suppliers experience disruptions due to the Y2K issue, the Company's operations could be adversely affected. The Y2K issue is universal and complex, as virtually every computer operation will be affected in some way. Consequently, no assurance can be given that complete Y2K compliance can be achieved without significant additional costs.

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

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

           On December 11, 1998, the Company held its Annual Meeting of Stockholders pursuant to a notice dated November 4, 1998. Definitive proxy materials were filed with the Securities and Exchange Commission prior to the meeting. A total of 10,466,748 shares were voted at the meeting constituting 92.2% of the 11,356,018 shares entitled to vote.

         At the Annual Meeting, the seven nominees (Sylvan M. Cohen, Benjamin D. Goldman, Robert N. Goodman, Andrew N. Heine, David Kaplan, Lewis Katz and Jeffrey P. Orleans) who were nominated for re-election and were previously elected by the stockholders were all elected.

           The results of the vote were as follows:

                                                           Shares for Which
                                  Shares Voted For         Vote Was Withheld
                                  ----------------         -----------------
           Sylvan M. Cohen           10,203,611                263,137
           Benjamin D. Goldman       10,206,073                260,675
           Robert N. Goodman         10,204,223                262,525
           Andrew N. Heine           10,205,723                261,025
           David Kaplan              10,206,223                260,525
           Lewis Katz                10,139,623                327,125
           Jeffrey P. Orleans        10,206,223                260,525

         The stockholders also approved the following:

         o An increase in the number of shares on which options may be granted under the 1992 Incentive Stock Option Plan from 910,000 to 1,210,000 shares.

                           Shares Voted                   Shares
                           ------------                   ------
                           For                           9,057,669
                           Against                         370,295
                           Abstain                           1,612

         o An increase in the number of shares on which options may be granted under the 1995 Stock Option Plan for Non-Employee Directors from 100,000 to 125,000 shares.

                           Shares Voted                   Shares
                           ------------                   ------
                           For                           9,381,965
                           Against                          46,104
                           Abstain                           1,507

         o The appointment of PricewaterhouseCoopers LLP as independent accountants to examine the books, accounts and records of the Company for fiscal 1999.

                  Shares Voted                            Shares
                  ------------                            ------
                  For                                   10,463,948
                  Against                                    2,600
                  Abstain                                      200

Item 6.  Exhibits and Reports on Form 8-K.

                  (a)  Exhibit 27 - Financial Data Schedule
                       (included in electronic filing format only).

                  (b)  Reports on Form 8-K

                           None.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ORLEANS HOMEBUILDERS, INC.
                                       (Registrant)

         February 12, 1999             /S/ Michael T. Vesey
                                       ---------------------------------------
                                       Michael T. Vesey
                                       President and Chief Operating Officer


         February 12, 1999             /S/ Joseph A. Santangelo
                                       ---------------------------------------
                                       Joseph A. Santangelo
                                       Treasurer, Secretary and
                                       Chief Financial Officer