Form 10-Q
period 1999-03-31
ORLEANS HOMEBUILDERS INC
filed 1999-05-14
CIK 38570

================================================================================
                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended March 31, 1999

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
                            Telephone: (215) 245-7500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
           Number of shares outstanding as of May 7, 1999: 11,357,893
                 (excluding 1,340,238 shares held in Treasury).

================================================================================

                   Orleans Homebuilders, Inc. and Subsidiaries
                          Index to Financial Statements

                                                                           PAGE
                                                                           ----
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.           Financial Statements (unaudited)
-------
                  Consolidated Balance Sheets at March 31, 1999
                  and June 30, 1998                                            1

                  Consolidated Statements of Operations and Changes
                  in Retained Earnings for the three months and nine
                  months ended March 31, 1999 and 1998                         2

                  Consolidated Statements of Cash Flows for the
                  nine months ended March 31, 1999 and 1998                    3

                  Notes to Consolidated Financial Statements                   4

Item 2.           Management's Discussion and Analysis of Financial
------            Condition and Results of Operations.                         6

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.           Exhibits and Reports on Form 8-K                            12
------

                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)


                                                                                     (Unaudited)
                                                                                       March 31,              June 30,
                                                                                         1999                   1998
                                                                                      ---------              ---------
Assets
Cash                                                                                  $   4,640              $   2,833
Restricted cash - customer deposits                                                       4,791                  3,902
Real estate held for development and sale:
   Residential properties completed or under construction                                50,048                 47,209
   Land held for development or sale and improvements                                    58,893                 64,044
Property and equipment, at cost, less accumulated depreciation                            1,936                  1,892
Receivables, deferred charges and other assets                                           13,122                 10,645
                                                                                      ---------              ---------
   Total Assets                                                                       $ 133,430              $ 130,525
                                                                                      =========              =========
Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                                      $  13,893              $  15,378
Accrued expenses                                                                         12,453                  9,312
Customer deposits                                                                         4,791                  3,902
Mortgage and other note obligations primarily secured by real
   estate held for development and sale                                                  65,788                 65,136
Subordinated debentures                                                                       -                    601
Notes payable - related parties                                                           7,087                 12,052
Other notes payable                                                                       3,087                  2,918
Deferred income taxes                                                                     2,204                  2,961
Minority interests                                                                           77                    546
                                                                                      ---------              ---------
   Total Liabilities                                                                    109,380                112,806
                                                                                      ---------              ---------
Commitments and contingencies

Shareholders' equity:
Preferred stock, $1 par, 500,000 shares authorized:
   Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value, issued and outstanding 100,000
   shares ($3,000,000 liquidation preference) (Note F)                                    3,000                      -
Common stock, $.10 par, 20,000,000 shares authorized,
   12,698,131 shares issued at March 31, 1999 and
   June 30, 1998, respectively                                                            1,270                  1,270
Capital in excess of par value - common stock                                            17,726                 17,726
Retained earnings (deficit)                                                               3,029                   (299)
Treasury stock, at cost (1,340,238 shares and 1,342,113 shares
   held at March 31, 1999 and June 30, 1998, respectively)                                 (975)                  (978)
                                                                                      ---------              ---------
Total Shareholders' Equity                                                               24,050                 17,719
                                                                                      ---------              ---------
Total Liabilities and Shareholders' Equity                                            $ 133,430              $ 130,525
                                                                                      =========              =========

                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        and Changes in Retained Earnings
                                   (Unaudited)

                    (in thousands, except per share amounts)

                                                                 Three Months Ended                Nine Months Ended
                                                                      March 31,                        March 31,
                                                              1999             1998            1999              1998
                                                            --------         --------        --------          --------
Earned revenues
   Residential properties                                    $28,488          $23,661        $102,338           $67,837
   Related party (Note G)                                          -                -               -             1,472
   Land sales                                                  2,341              232           3,872               658
   Other income                                                  495              393           1,513             1,152
                                                            --------         --------        --------          --------
                                                              31,324           24,286         107,723            71,119
                                                            --------         --------        --------          --------
Costs and expenses
   Residential properties                                     24,065           20,213          86,757            57,806
   Related party (Note G)                                          -                -               -             1,459
   Land sales                                                  1,877              222           3,171               549
   Other                                                         296              202             802               560
   Selling, general and administrative                         3,572            3,374          11,055             9,704
   Interest
     Incurred                                                  1,811            1,855           5,783             5,351
     Less capitalized                                         (1,665)          (1,666)         (5,263)           (4,835)
   Minority interests                                              -              (25)              -              (129)
                                                            --------         --------        --------          --------
                                                              29,956           24,175         102,305            70,465
                                                            --------         --------        --------          --------
Income from operations before income taxes                     1,368              111           5,418               654
Income tax expense                                               456               42           1,995               248
                                                            --------         --------        --------          --------
Net income                                                       912               69           3,423               406
Preferred dividends                                               53                -              95                 -
                                                            --------         --------        --------          --------
Net income available for common shareholders                     859               69           3,328               406
Retained earnings (deficit), at beginning of period            2,170           (1,630)           (299)           (1,967)
                                                            --------         --------        --------          --------
Retained earnings (deficit), at end of period                $ 3,029          $(1,561)        $ 3,029           $(1,561)
                                                            ========         ========        ========          ========
Basic earnings per share                                     $  0.08          $  0.01         $  0.29           $  0.04
                                                            ========         ========        ========          ========
Diluted earnings per share                                   $  0.06          $  0.01         $  0.23           $  0.04
                                                            ========         ========        ========          ========


                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                         Nine Months Ended
                                                                              March 31,
                                                                        1999            1998
                                                                     --------        --------
Cash flows from operating activities:
   Net income                                                        $  3,328        $    406
   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                                          236             136
Changes in operating assets and liabilities:
   Restricted cash - customer deposits                                   (889)         (1,718)
   Real estate held for development and sale                            2,312         (10,159)
   Receivables, deferred charges and other assets                      (2,477)         (2,897)
   Accounts payable and other liabilities                                 886           3,715
   Customer deposits                                                      889           1,718
                                                                     --------        --------
Net cash provided by (used in) operating activities                     4,285          (8,799)
                                                                     --------        --------
Cash flows from investing activities:
   Purchases of property and equipment                                   (280)         (1,521)
                                                                     --------        --------
Net cash used in investing activities                                    (280)         (1,521)
                                                                     --------        --------
Cash flows from financing activities:
   Borrowings from loans secured by real estate assets                 75,070          59,680
   Repayment of loans secured by real estate assets                   (74,418)        (49,098)
   Repayment of subordinated debentures                                  (601)              -
   Borrowings from other note obligations                                 826           1,972
   Repayment of other note obligations                                 (2,622)         (1,455)
   Stock options exercised                                                  3               -
   Distribution to minority interests                                    (456)              -
                                                                     --------        --------
Net cash provided by (used in) financing activities                    (2,198)         11,099
                                                                     --------        --------
Net increase (decrease) in cash                                         1,807             779
Cash at beginning of period                                             2,833           1,582
                                                                     --------        --------
Cash at end of period                                                $  4,640        $  2,361
                                                                     ========        ========
Supplemental disclosure of cash flow activities:
   Interest paid, net of amounts capitalized                         $    384        $    -
                                                                     ========        ========
   Income taxes paid                                                 $  1,101        $    109
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

(B) Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three months and nine months ended March 31, 1999 and 1998, respectively, are shown below.


                                                         Three Months Ended              Nine Months Ended
                                                              March 31,                       March 31,
                                                       1999            1998             1999            1998
                                                    ----------      ----------      ----------      ----------

Total common shares issued                          12,698,131      12,698,131      12,698,131       12,698,131
Less: Average treasury shares outstanding           (1,340,238)     (1,342,113)     (1,340,963)      (1,342,113)
                                                    ----------      ----------     -----------      -----------
Basic EPS shares                                    11,357,893      11,356,018      11,357,168       11,356,018

Effect of assumed shares issued under treasury
  stock method for stock options                       499,175         168,747         448,249          141,439

Effect of assumed conversion of $3 million
  Convertible Subordinated 7% Note                   2,000,000               -       2,000,000                -

Effect of assumed conversion of $3 million
  Series D Preferred Stock                           2,000,000               -       1,182,482                -
                                                    ----------      ----------     -----------      -----------
Diluted EPS shares                                  15,857,068      11,524,765      14,987,898       11,497,457


Net income available for common shareholders       $   859,000      $   69,000     $ 3,328,000      $   406,000

Effect of assumed conversion of $3 million
  Convertible Subordinated 7% Note                      32,550               -          97,650                -

Effect of assumed conversion of $3 million
  Series D Preferred Stock                              53,000               -          95,000                -
                                                    ----------      ----------     -----------      -----------
Adjusted net income for diluted EPS                $   944,550      $   69,000     $ 3,520,650      $   406,000
                                                    ==========      ==========     ===========      ===========


(C) Supplemental disclosure of non-cash financing activities: As discussed in Note (F), on October 20, 1998, the Company issued 100,000 shares of Series D Preferred Stock to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, in exchange for an aggregate amount of $3,000,000 in Company notes held by Mr. Orleans.

(D) Residential properties completed or under construction consists of the following:

                                                     (In thousands)
                                          3/31/99                   6/30/98
                                          -------                   -------
         Under Contract for Sale          $34,033                   $32,102
         Unsold                            16,015                    15,107
                                          -------                   -------
                                          $50,048                   $47,209
                                          =======                   =======

(E) During fiscal 1998, a judgment in the amount of $2,500,000 was rendered against the Company, and in the amount of $1,250,000 against the Estate of Marvin Orleans and Jeffrey P. Orleans, trading as Orleans Construction Company, a partnership (collectively, "O.C.C.") by the Court of Common Pleas of Bucks County, in an action brought against the Company, O.C.C. and an unrelated party arising out of injuries to two workmen at the Company's project during its construction phase. The plaintiffs have also requested "delay damages" based upon an allegation, which the Company and O.C.C. will contest, that the Company and O.C.C. inappropriately delayed the trial. One of the Company's subcontractors is insured for up to $2,000,000 under two insurance policies, that subcontractor's insurance company provided a defense to the Company and O.C.C. and its limits stand in front of the Company's primary insurance policy. The Company and O.C.C. are insured up to $1,000,000 under its primary policy in effect at that time, and the Company and O.C.C. are further insured under an umbrella policy for $15,000,000.

         In May 1999, a settlement was reached. The settlement was completely satisfied from insurance proceeds. The insurance carriers paid $3,250,000 on behalf of the Company, and $1,625,000 each on behalf of O.C.C. and one of the Company's subcontractors. Accordingly, at March 31, 1999, the Company has recorded an increase in accrued expense from $2,500,000 to $3,250,000 for its portion of the settlement discussed above. The Company also has recorded an increase in a receivable from $2,500,000 to $3,250,000, representing the amount the Company will recover from the various insurance carriers to satisfy its portion of the settlement.

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

(F) On October 20, 1998, the Company issued 100,000 shares of Series D Preferred Stock (the "Series D Stock") to Jeffrey P. Orleans in exchange for an aggregate amount of $3,000,000 in Company notes held by Mr. Orleans. The Series D Stock was issued from an aggregate of 500,000 shares of Preferred Stock authorized. The Series D Stock has a liquidation value of $3,000,000, or $30.00 per share, and requires annual dividends of 7% of the liquidation value. The dividends are cumulative and are payable quarterly on the first day of March, June, September and December. The Series D Stock may be redeemed by the Company at any time after December 31, 2003, in whole or in part, at a cash redemption price equal to the liquidation value plus all accrued and unpaid dividends on such shares to the date of redemption. The Series D Stock is convertible into 2,000,000 shares of Common Stock.

(G) Related party residential property revenues for the nine months ended March 31, 1998 included 27 low income homes with an aggregate sales value of $1,472,000 which were purchased by Jeffrey P. Orleans. These transactions satisfy, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The selling prices for these homes which are determined by state statute, are the same as if the homes had been sold to unaffiliated third parties.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   of Operations.

Liquidity and Capital Resources
-------------------------------
                  The Company requires capital to purchase and develop land, to construct units, fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At March 31, 1999, the Company had $60,659,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. The Company believes that the funds generated from operations and financing commitments from commercial lenders will provide the Company with sufficient capital to meet its operating needs.

                  The Company has continued its ongoing land acquisition efforts during the first nine months of fiscal 1999. During this period, the Company acquired five additional parcels of land for an aggregate purchase price of approximately $5,000,000. In addition, as of March 31, 1999, the Company had agreements to purchase seventeen additional parcels for an aggregate purchase price of approximately $68,300,000. These purchase agreements are subject to due diligence review and are contingent upon the receipt of governmental approvals. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. The Company anticipates completing approximately one-half of these acquisitions over the next two years.

Results of Operations
----------------------
                  The following table sets forth certain detail as to residential sales activity for the nine months ended March 31, 1999 and 1998, in the case of revenues earned and new orders, and at the end of the periods indicated, in the case of backlog.

                                                   Nine Months Ended
                                    March 31, 1999                March 31, 1998
                                    --------------                --------------
                                                 (Dollars in thousands)

Revenues Earned:                        $102,338                     $ 69,309
  Units                                      516                          386
  Average Price Per Unit                $    198                     $    180

New Orders:                             $120,206                     $ 99,192
  Units                                      575                          521
  Average Price Per Unit                $    209                     $    190

                                                   Nine Months Ended
                                    March 31, 1999                March 31, 1998
                                    --------------                --------------
                                               (Dollars in thousands)

Backlog:                                $ 88,621                        $ 68,142
  Units                                      398                             345
  Average Price Per Unit                $    223                        $    198


                  Dollar volume of new orders for the nine months ended March 31, 1999 increased by approximately 21% to $120,206,000 on 575 orders, compared to $99,192,000 on 521 orders during the nine months ended March 31, 1998. The opening of new communities in Burlington County, New Jersey, was the primary reason for the increase in new orders when compared to the first nine months of fiscal 1998. The average price per unit of new orders increased due to an increase in the number and percentage of higher priced, single family homes sold in the first nine months of fiscal 1999 compared to the prior fiscal period. Single family homes sold during the first nine months of fiscal 1999 accounted for approximately 46% of total unit sales compared with approximately 38% during the first nine months of fiscal 1998. In addition, the average unit sales price increased for the majority of communities open during the first nine months of fiscal 1999 compared with fiscal 1998.

         The dollar backlog at March 31, 1999 increased approximately 30% to $88,621,000 on 398 homes, as compared to the backlog at March 31, 1998, of $68,142,000 on 345 homes.

Operating Revenues
------------------
         Earned revenues for the first nine months of fiscal 1999 increased $36,604,000 to $107,723,000, or 51.5%, compared to the first nine months of fiscal 1998. Revenues from the sale of residential homes included 516 homes totaling $102,338,000 during the first nine months of fiscal 1999, as compared to 386 homes totaling $69,309,000 during the first nine months of fiscal 1998. Revenues from related parties for the first nine months of fiscal 1998 included 27 low income homes with a sales value of $1,472,000. This sale has satisfied, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The selling prices of these homes, which is determined by state statute, were the same as if the homes had been sold to unaffiliated third parties. The increase in revenues for the first nine months of fiscal 1999, as compared to the first nine months of fiscal 1998, is primarily attributable to the number of units sold which is the result of the expanding geographic scope of the Company's operations and favorable economic conditions affecting unit sales volume and price. The average selling price per unit increased to approximately $198,000 during the first nine months of fiscal 1999, as compared to approximately $180,000 during the first nine months of fiscal 1998. The increase in average selling price is partially due to an increase in the base sale price per unit, option revenue per unit, and an increase over the prior comparable period in the percentage of single family homes delivered when compared to total homes delivered for the period.

Earned revenues for the third quarter of fiscal 1999 increased $7,038,000 to $31,324,000, or 29%, compared to the third quarter of fiscal 1998. The third quarter fiscal 1999 increase in earned revenues is primarily attributable to an increase in residential property revenues and an increase in land sales.
Revenues from the sale of residential homes included 134 homes totaling $28,488,000 during the third quarter of fiscal 1999, as compared to 122 homes totaling $23,661,000 during the third quarter of fiscal 1998. The average selling price per unit has increased to approximately $205,000 during the third quarter of fiscal 1999, as compared to approximately $188,000 during the third quarter of fiscal 1998. The increase in average selling price is due to an increase in the base sale price per unit, option revenue per unit, and an increase over the prior comparable quarter, in the percentage of single family homes delivered when compared to total homes delivered for the quarter. Land sales for the third quarter of fiscal 1999 increased primarily due to an increase in individual lots sold compared to the third quarter of fiscal 1998.

Costs and Expenses
------------------
         Costs and expenses for the first nine months of fiscal 1999 increased $31,840,000, or 45.2%, compared with the first nine months of fiscal 1998. The first nine months of fiscal 1999 cost of residential properties increased $27,492,000 to $86,757,000, or 46.4%, when compared with the first nine months of fiscal 1998. This increase in residential property costs is slightly less than the percentage increase in residential property revenues when compared with the same period in fiscal 1998. Overall profit margins on residential properties improved due to positive home pricing and increased sales volume as a result of strong customer demand. The cost of residential properties as a percentage of residential property revenues was 84.8% for the first nine months of fiscal 1999 compared with 85.5% for the first nine months of fiscal 1998.

         For the first nine months of fiscal 1999, selling, general and administrative expenses increased $1,351,000 to $9,704,000, or 13.9%, when compared with the first nine months of fiscal 1998. The year-to-date fiscal 1999 increase in selling, general and administrative expenses is attributable to an increase in incentives related to the increase in residential property revenues and profitability. In addition, the Company's advertising costs increased due to the overall increase in communities open during fiscal 1999 when compared with the prior fiscal period. Although advertising costs increased, the percentage increase in advertising costs was significantly less than the percentage increase in residential property revenues as the Company contained costs by combined advertising for many new communities located within the Philadelphia Metropolitan Area. The selling, general and administrative expenses as a percentage of residential property revenues decreased to 10.8% during the first nine months of fiscal 1999 compared to 14.3% for the comparable period in the prior fiscal year.

         Costs and expenses for the third quarter of fiscal 1999 increased $5,781,000, or 23.9%, compared with the third quarter of fiscal 1998. The third quarter fiscal 1999 cost of residential properties increased $3,852,000 to $24,065,000, or 19.1%, when compared with the third quarter of fiscal 1998. The increase in residential property costs is less than the percentage increase in residential property revenues when compared with the same period in fiscal 1998. Thus, overall profit margins on residential properties improved due to positive home pricing and increased sales volume as a result of strong customer demand. The cost of residential properties as a percentage of residential property revenues was 84.5% for the third quarter of fiscal 1999 compared with 85.4% for the third quarter of fiscal 1998. In addition, the cost of land sales for the third quarter of fiscal 1999 increased $1,655,000 when compared with the third quarter of fiscal 1998. The increase in the cost of land sales is due to the overall increase in land sale revenues. The cost of land sales as a percentage of land sale revenues was 80.2% for the third quarter of fiscal 1999 compared with 95.7% for the third quarter of fiscal 1998.

         For the third quarter of fiscal 1999, selling, general and administrative expenses increased $198,000 to $3,572,000, or 5.9%, when compared with the third quarter of fiscal 1998. The third quarter fiscal 1999 increase in selling, general and administrative expenses is attributable to an increase in advertising and incentives related to the increase in residential property revenues and profitability. The selling, general and administrative expenses as a percentage of residential property revenues decreased to 12.5% during the third quarter of fiscal 1999 compared to 14.3% for the comparable quarter in the prior fiscal year.

Net Income
----------
         Net income for the first nine months of fiscal 1999 was $3,328,000 ($.29 basic earnings per share, $.23 diluted earnings per share) compared with $406,000 ($.04 basic and diluted earnings per share) for the first nine months of fiscal 1998 and net income for the third quarter of fiscal 1999 was $859,000 ($.08 basic earnings per share, $.06 diluted earnings per share) compared with $69,000 ($.01 basic and diluted earnings per share) for the third quarter of fiscal 1998. This increase in net income is primarily attributable to an increase in residential property revenues as a result of unit sales volume, combined with a decrease in selling, general and administrative costs as a percentage of residential property revenues.

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

In addition, in the first quarter of fiscal 1999, the Company upgraded its primary computer hardware system and installed the base software package of its new computer system for testing. The Company then began intensive testing of the new base software package. At the same time, the Company began working closely with the software vendor to complete the specifications for its required enhancements to the software. As of April 30, 1999, the enhancements have been completed and the Company has completed its testing of the base software and the modifications. In addition, as of April 30, 1999, the Company has converted to the new software for purchasing and sales related activities, and anticipates completing the conversion, primarily accounting related activities, by mid-May of 1999.

         Through March 31, 1999, the Company has incurred approximately $500,000 in connection with Y2K readiness, including consulting fees, internal staff costs and other expenses. The Company expects to incur additional expenditures of approximately $100,000 through the end of the current fiscal year on its Y2K compliance project.

         The Company is also investigating the Y2K compliance status of its vendors, subcontractors and suppliers through the Company's own internal vendor compliance effort. This investigation began in early fiscal 1999 and will continue through the year 2000 as the Company continues to assess the Y2K readiness of its vendors, subcontractors and suppliers. Any non-response or inadequate response from such business partner may cause the Company to re-evaluate its relationship with such partner. Since the Company does not rely on any individual vendor, subcontractor or supplier for a significant portion of its operations, the potential impact of Y2K non-compliance risks by any individual vendor, subcontractor or supplier is not expected to have any material effect on the Company.

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

                  (b)      Reports on Form 8-K.

                           None.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      ORLEANS HOMEBUILDERS, INC.
                                      (Registrant)

         May 14, 1999                 /s/ Michael T. Vesey
                                      ----------------------
                                      Michael T. Vesey
                                      President and Chief Operating Officer


         May 14, 1999                 /s/ Joseph A. Santangelo
                                      ----------------------
                                      Joseph A. Santangelo
                                      Treasurer, Secretary and
                                      Chief Financial Officer