Form 10-K
period 1999-06-30
ORLEANS HOMEBUILDERS INC
filed 1999-10-12
CIK 38570

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

                    For the fiscal year ended June 30, 1999

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

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange
             Title                            on which Registered
             -----                           ---------------------

Common Stock, $.10 Par Value Per Share
 (also formerly registered under
 Section 12(g) of the Act...............          American

14 1/2% Subordinated Debentures due
 September 1, 2000......................          American

                   Securities Registered Pursuant to Section
                             12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 YES _X_    No___

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 10, 1999 was approximately $4,406,000.

Number of shares of outstanding Common Stock as of September 10, 1999 was 11,357,893 shares (excluding 1,340,238 shares held in Treasury).

Part III (except for information included under Part I relating to executive officers of the registrant) is incorporated by reference from the proxy statement for the annual meeting of Stockholders scheduled to be held in December, 1999.

                                TABLE OF CONTENTS

                                     PART I


                                                                            PAGE
                                                                            ----
ITEM 1.   Business.                                                           1
                General                                                       1
                Residential Development                                       2
                Operating Policies and Construction                           4
                Sales and Customer Financing and Land Policy                  5
                Joint Ventures and Government Regulation                      6
                Environmental Regulation and Litigation                       7
                Competition and Employees                                     7
                Economic Conditions                                           8

ITEM 2.   Properties.
            Lease of Executive Offices                                        8

ITEM 3.   Legal Proceedings                                                   8

ITEM 4.   Submission of Matters to a Vote of Security Holders                 8

ITEM 4A.  Executive Officers of the Registrant                                8

                                     PART II

ITEM 5.   Market for Registrant's Common Stock and
            Related Stockholder Matters                                       10

ITEM 6.   Selected Financial Data                                             11

ITEM 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               12

ITEM 7A.  Quantitative and Qualitative Disclosures About
            Market Risk                                                       19

ITEM 8.   Financial Statements and Supplementary Data                         20

ITEM 9.   Changes in and Disagreements With Accountants
            on Accounting and Financial Disclosure                            43


                                    PART III

ITEM 10.  Directors and Executive Officers of Registrant                      43

ITEM 11.  Executive Compensation                                              43

ITEM 12.  Security Ownership of Certain Beneficial Owners
            and Management                                                    43

ITEM 13.  Certain Relationships and Related Transactions                      43

                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                                               43

Item l. Business.

General
         Effective July 1998, the Registrant changed its name from FPA Corporation to Orleans Homebuilders, Inc. ("OHB") (the "Company"). The Company develops residential communities in Southeastern Pennsylvania and Central and Southern New Jersey. The Company's operations in Pennsylvania and New Jersey are in the Philadelphia metropolitan area, primarily in Bucks, Chester and Delaware Counties in Pennsylvania and in Burlington, Camden and Gloucester Counties in New Jersey.
         During fiscal 1997, the Company commenced development of communities in Chester and Delaware Counties in Southeastern Pennsylvania and Mercer County in Central New Jersey. During fiscal 1998 and fiscal 1999, the Company continued its regional expansion through the purchase of land in Hunterdon County and Somerset County in Central New Jersey, and Chester County in Southeastern Pennsylvania. As of June 30, 1999, the Company has commenced development of communities on this purchased land. The Company continues to look for opportunities in the counties in which it is currently active, as well as all adjoining counties.
         The Company operates as both a developer and builder. The Company builds and sells condominiums, townhouses and single-family homes; and sells land and developed homesites. During the fiscal year ended June 30, 1999, the Company delivered 718 residential units, as compared to 589 units in fiscal 1998. Revenues earned from residential property activities during fiscal 1999 were $143,827,000, as compared to $106,246,000 in fiscal 1998. At June 30, 1999, the Company's backlog was $101,065,000, representing 425 units, compared to $70,995,000 and 340 units, at June 30, 1998. In addition, as of June 30, 1999, there were reservation deposits relating to 25 units at the Company's various developments which had an aggregate sales value of $6,862,000, as compared to 37 units aggregating $7,162,000 at June 30, 1998.
         The Company's predecessor, Florida Palm-Aire Corporation, was formed in 1959 and was merged into Orleans Homebuilders, Inc., a Delaware corporation formed on September 4, 1969. In 1965, the late Marvin Orleans and Orleans Construction Co., a general partnership substantially owned and controlled by Marvin Orleans and his late father, A.P. Orleans, acquired the controlling interest in the Company. In 1993, the Company acquired Orleans Construction Corp. ("OCC") from Jeffrey P. Orleans. Unless otherwise indicated, the terms the "Company" and "OHB" include Orleans Homebuilders, Inc. and all of its Subsidiaries.

         Jeffrey P. Orleans, the son of Marvin Orleans and Chairman of the Board and Chief Executive Officer of the Company, owns, directly or indirectly, approximately 7,232,708 shares of Common Stock, par value $.10 per share ("Common Stock"), which represents approximately 63.7% of the outstanding shares, excluding treasury shares, as of September 10, 1999. In addition, if Mr. Orleans were to convert his Convertible Subordinated 7% Note (See Note 8 of Notes to Consolidated Financial Statements) and his Series D Preferred Stock (See Note 10 of Notes to Consolidated Financial Statements) into common shares, he would then own 73.1% of the then outstanding shares.

Residential Development
         The Company's activities in developing residential communities include the sale of residential properties and the sale of land and developed homesites to independent builders. The Company occasionally participates in joint ventures in certain of these activities.
         The following table sets forth certain information at June 30, 1999 with respect to land holdings, active communities of the Company under development and those where construction is expected to commence in the near future.

                  RESIDENTIAL DEVELOPMENTS AS OF JUNE 30, 1999



             No. of         Total Units      Total Units        Total Units       Reservation      Unit Price          Remaining
             ------         -----------      -----------        -----------       -----------      ----------          ---------
State      Communities       Approved         Delivered       Under Contract       Deposits         Range(1)       Approved Units(2)
-----      -----------       --------         ---------       --------------       --------         --------       -----------------
PA             12               971               543                87                 9            $110,000              332
                                                                                                     $450,000

NJ             25             2,855             1,254               338                16            $ 90,000             1,247
               --             -----             -----               ---                --            $555,000             -----
               37             3,826             1,797               425                25                                 1,579
               ==             =====             =====               ===                ==                                 =====


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

The following table sets forth certain detail as to residential sales activity. The information provided is for the twelve months ended June 30, 1999, 1998 and 1997 in the case of revenues earned and new orders, and as of June 30, 1999, 1998 and 1997 in the case of backlog.

                                                   Year Ended June 30,
                                    --------------------------------------------
                                      1999*             1998*             1997*
                                    --------          --------          --------
                                                 (Dollars in Thousands)

Revenues earned                     $143,827          $106,246          $ 96,104
 Units                                   718               589               562
 Average price per unit             $    200          $    180          $    171
New orders                          $173,897          $139,129          $ 94,158
 Units                                   803               719               553
 Average price per unit             $    217          $    194          $    170
Backlog                             $101,065          $ 70,995          $ 38,260
 Units                                   425               340               210
 Average price per unit             $    238          $    209          $    182


* Included in revenues earned and new order data for fiscal 1999 are four low income housing units purchased by Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company. The units had an aggregate sales value of $176,000. In addition, included in new order data for fiscal 1997 are 31 low income housing units purchased by Mr. Orleans, with an aggregate sales value of $1.8 million. Five of those units were delivered in fiscal 1997 and the remaining 26 units, with an aggregate sales value of $1.4 million, are included in backlog data at June 30, 1997 and fiscal 1998 revenues. The selling price of all units, which are determined by state statute, are the same as if the units had been sold to unaffiliated third parties. These transactions will satisfy, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey.

Operating Policies

         Construction

         The Company has historically designed its own products with the assistance of unaffiliated architectural firms as well as supervised the development and building of its communities. When the Company constructs units, it acts as a general contractor and employs subcontractors at specified prices for the installation of site improvements and construction of its residential units. Agreements with subcontractors provide for a fixed price for work performed or materials supplied and are generally short-term.
         The Company does not manufacture any of the materials or other items used in the development of its communities, nor does the Company maintain substantial inventories of materials. Standard building materials, appliances and other components are purchased in volume. The Company has not experienced significant delays in obtaining materials needed by it to date and has long-standing relationships with many of its major suppliers and contractors. None of the Company's suppliers accounted for more than 10% of the Company's total purchases in the fiscal year ended June 30, 1999.

         Sales and Customer Financing

         The Company conducts a marketing program that is directed to purchasers of primary residences. In Pennsylvania and New Jersey, A.P. Orleans Inc., a wholly-owned subsidiary of the Company, is the exclusive sales agent.
         Model homes and sales centers are constructed to promote sales. A variety of custom changes are permitted at the request of purchasers. The Company advertises extensively using newspapers, billboards, the internet and other types of media. The Company also uses brochures to describe each community.
         The Company's customers generally require mortgage financing to complete their purchases. The Company has a mortgage department to assist its home buyers in obtaining financing from unaffiliated lenders. The Company receives a fee for its services.
         The Company applies for project financing approvals from the Federal Housing Administration, the Veterans Administration and the Federal National Mortgage Association for many of its moderately priced communities. These approvals assist customers in their ability to obtain competitive fixed and adjustable rate mortgages with moderate down payments and liberal underwriting requirements. The Company has obtained approvals for most projects and anticipates additional approvals during fiscal 2000; however, there can be no assurance that additional approvals will be obtained.

         Land Policy

         The Company acquires land in order to provide an adequate and well-located supply for its residential building operations. In evaluating possible opportunities to acquire land, the Company considers such factors as the feasibility of development, proximity to developed areas, population growth patterns, customer preferences, estimated cost of development and availability and cost of financing.
         As of June 30, 1999, the Company had contracted to acquire fifteen additional parcels of land in its existing markets, totaling approximately 2,500 residential lots for an aggregate purchase price of approximately $59,721,000. The Company anticipates completing a majority of these acquisitions during fiscal 2000 and 2001.
         The Company will continue to monitor economic and market conditions for residential units in each of its various communities in assessing the relative desirability of constructing units or selling parcels to other builders.
         The Company engages in many phases of development activity, including land and site planning, obtaining environmental and other regulatory approvals, construction of roads, sewer, water and drainage facilities, recreation facilities and other amenities.

         Joint Ventures

         From time to time, the Company has developed and owned projects through joint ventures with other parties.
         As discussed in Note 1 of Notes to Consolidated Financial Statements, the Company, through a wholly owned subsidiary, is the General Partner in Versailles Associates, L.P., a limited partnership comprised of private investors, formed to purchase and develop a 102 multi-family unit community in Cherry Hill, New Jersey. As of June 30, 1998, all units have been delivered and final distributions for the partnership occurred during fiscal 1999.
         Also discussed in Note 1 of Notes to Consolidated Financial Statements, OCC has entered into a joint venture with Bridlewood Associates, L.P. OCC is the general partner in this limited partnership formed to develop an 85 acre parcel of land in Mount Laurel, New Jersey. As of June 30, 1999, all units have been delivered. Final distribution and liquidation of the partnership are expected to occur in fiscal 2000.
         Determinations by the Company to enter into joint ventures have traditionally been based upon a number of factors, including principally an alternative source for land acquisition financing. At the present time joint venture activities do not constitute a material portion of the Company's operations.

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

         Employees

         The Company, as of June 30, 1999, employed 57 executive, administrative and clerical personnel, 49 sales personnel, 75 construction supervisory personnel and laborers, for a total of 181 employees.

         The level of construction and sales employees varies throughout the year in relation to the level of activities at the Company's various developments. The Company has had no work stoppages and considers its relations with employees to be good.

         Economic Conditions

         The Company's business is affected by general economic conditions in the United States and its related regions and particularly by the level of interest rates. The Company cannot predict whether interest rates will be at levels attractive to prospective home buyers or whether mortgage and construction financing will continue to be available.

Item 2. Properties.

         Lease of Executive Offices

         Except as noted below, the Company's real property assets are described generally under Item 1 -- Business.
         The Company is currently leasing office space comprising approximately 12,000 square feet at One Greenwood Square at 3333 Street Road, Bensalem, Pennsylvania. The annual rent is approximately $200,000 and the lease expires in December, 2001.

Item 3. Legal Proceedings.
         The Company is a plaintiff or defendant in various cases arising out of its usual and customary business. The Company believes that it has adequate reserves, insurance or meritorious defenses in all pending cases in which it is a defendant and that adverse decisions in any or all of the cases would not have a material effect upon the Company. (See Note 13 of Notes to Consolidated Financial Statements for a discussion of specific litigation).

Item 4.  Submission of Matters to a Vote of Security Holders.
         No matters were submitted to a vote of security holders.

Item 4A. Executive Officers of the Registrant.
         The following list contains certain information relative to executive officers of the Company. There are no family relationships among any executive officers. The term of each executive officer expires at the next annual meeting of the Board of Directors following the Annual Meeting of Stockholders scheduled to be held in December, 1999 or until their successors are duly elected and qualified.

                                      Position                               Principal occupation and offices
   Name                 Age           or office                              past 5 years
----------              ---           ---------                              --------------------------------
Jeffrey P.              53            Chairman of the Board                  Served as Chairman of the Board and
  Orleans                             and Chief Executive Officer            Chief Executive Officer since September 1986.

Benjamin D.             53            Vice Chairman and Director             Elected Vice Chairman in April 1998.
 Goldman                                                                     Served as President from May 1992 to April 1998.
                                                                             Has served as a Director of the Company since
                                                                             May 1992.

Michael T.              40            President and Chief                    Elected President and Chief Operating
  Vesey                               Operating Officer                      Officer in April 1998.  Served as Executive
                                                                             Vice President from July 1994 through
                                                                             April 1998.  Prior to July 1994, he was
                                                                             responsible for project management of the
                                                                             Company's Pennsylvania communities.

Joseph A.               45            Chief Financial Officer,               Elected Chief Financial Officer of the
  Santangelo                          Treasurer and Secretary                Company in July 1994. He was
                                                                             elected Secretary of the Company in
                                                                             May 1992 and has been Treasurer since
                                                                             joining the Company in March 1987.


Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

         The principal market on which the Company's Common Stock is traded is the American Stock Exchange, Inc. Effective July 1998, in conjunction with the Company's name change to Orleans Homebuilders, Inc., the Company's ticker symbol was changed from "FPO" to "OHB". (Symbol: OHB)

         The high and low sales prices on the Exchange for the periods indicated are as follows:

         Fiscal year
         ended June 30,                     High                       Low
         ----------------------            ------                    ------
         1998    First Quarter             $1.125                    $ .750
                 Second Quarter             1.625                      .813
                 Third Quarter              1.438                      .938
                 Fourth Quarter             2.938                     1.125

         1999    First Quarter             $2.688                    $1.375
                 Second Quarter             2.688                     1.375
                 Third Quarter              2.563                     1.750
                 Fourth Quarter             2.188                     1.625

         The number of common stockholders of record of the Company as of September 10, 1999 was approximately 309.

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

Item 6. Selected Financial Data

         The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included under Item 8 of the Form 10-K.


                                                                                   Year Ended June 30,
                                                                         (In thousands, except per share data)

Operating Data                                      1999              1998               1997                1996             1995
---------------                                  --------           --------           --------            -------          --------
Earned revenues                                  $150,573           $108,998           $101,996            $94,359          $107,840

Income from continuing operations                   5,367              1,668              1,615              1,235             1,201

Income per share from
 continuing operations:
       Basic                                         0.46               0.15               0.14               0.11              0.10
       Diluted                                       0.36               0.14               0.14               0.10              0.10


                                                                                  Balance at June 30,
                                                                                    (In thousands)

Balance Sheet Data                                 1999               1998               1997                1996             1995
-------------------                              --------           --------           --------            -------          --------

Residential properties                           $ 51,800           $ 47,209           $ 35,355            $34,263          $ 35,757

Land and improvements                              59,763             64,044             60,067             46,654            52,921

Total assets                                      136,537            130,525            107,613             92,866           102,274

Mortgage obligations
  secured by real estate                           67,129             65,136             53,637             42,524            40,721

Senior notes                                            -                  -                  -                  -               371

Subordinated debentures                                 -                601                601                618             2,231

Other notes payable                                 8,951             14,970             13,618             12,782            13,112

Shareholders' equity                               25,942             17,719             16,051             13,949            12,146




          The Company has not paid a cash dividend since December 1982.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At June 30, 1999, the Company had approximately $60,235,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. The Company believes that the funds generated from operations and financing commitments from commercial lenders will provide the Company with sufficient capital to meet its operating needs through fiscal 2000.
         The Company has continued its ongoing land acquisition efforts during fiscal 1999. During this period, the Company acquired, in its existing markets, seven additional parcels of land totaling approximately 250 residential lots for an aggregate purchase price of approximately $8,543,000. Marketing activities had commenced on a majority of these communities as of June 30, 1999 and the remaining communities will commence marketing activities in fiscal 2000.
         As of June 30, 1999, the Company had contracted to purchase fifteen additional parcels of land, in its existing markets, for an aggregate purchase price of approximately $59,721,000. These purchase agreements are subject to due diligence review and are contingent upon the receipt of governmental approvals. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. The Company anticipates completing a majority of these acquisitions during fiscal 2000 and 2001.

Overview of Operations

         The tables included in "Item 1 - Business" summarize the Company's revenues, new orders and backlog data for the year ended June 30, 1999 with comparable data for fiscal 1998 and 1997.
         New orders for fiscal 1999 increased by approximately 25% to $173,897,000 on 803 units compared to $139,129,000 on 719 units during fiscal 1998. The increase in new orders can be attributed to adequate available financing for home buyers as a result of the overall favorable economic climate throughout the region in which the Company sells homes. In addition, the Company facilitated such growth by the opening of new communities in Hunterdon, Somerset and Burlington Counties in New Jersey, and Bucks and Chester Counties in Pennsylvania. The average price per unit of new orders increased due to an increase in the number and percentage of highly priced single family homes sold in fiscal 1999 compared to fiscal 1998. Single family homes sold in fiscal 1999 accounted for approximately 46% of total unit sales compared with approximately 38% during fiscal 1998. In addition, the average unit sales price increased for the majority of communities open during fiscal 1999 compared with the same units offered for sale in fiscal 1998.

         The dollar backlog at June 30, 1999 increased approximately 42% to $101,065,000 on 425 homes, as compared to the backlog at June 30, 1998 of $70,995,000 on 340 homes. The Company's continued geographic expansion with its new communities, coupled with favorable economic conditions and consumer sentiment, resulted in the increased backlog level. The Company anticipates delivering substantially all of its backlog units during fiscal 2000.

Inflation

         Inflation can have a significant impact on the Company's liquidity. Rising costs of land, materials, labor, interest and administrative costs have generally been recoverable in prior years through increased selling prices. However, there is no assurance the Company will be able to continue to increase prices to cover the effects of inflation in the future.

Year 2000

         The Company began assessing its Year 2000 ("Y2K") compliance issues at the beginning of fiscal 1998 and at that time determined that its primary internal computer hardware and software were not Y2K compliant. Subsequently, the Company determined that it would be more cost efficient to install a new Y2K compliant software package than to modify the existing software package. During fiscal 1999, the Company contracted to purchase a new software package, including several specific enhancements to modify the software to meet the Company's needs. In addition, during fiscal 1999, the Company upgraded its primary computer hardware system and installed the base software package of its new computer system for testing. The Company then began intensive testing of the new base software package. At the same time, the Company began working closely with the software vendor to complete the specifications for its required enhancements to the software. During the fourth quarter of fiscal 1999, the enhancements were completed and the Company completed its testing of the base software and the modifications. In addition, during the fourth quarter of fiscal 1999, the Company completely converted to the new enhanced Y2K compliant software package.

         Through June 30, 1999, the Company has incurred approximately $600,000 in connection with Y2K readiness, of which approximately $300,000 has been capitalized in connection with the purchase of new software and hardware and will be amortized over its useful life. The remainder was expensed as incurred. Cost incurred includes new hardware and software, consulting fees, internal staff costs and other expenses. The Company expects to incur nominal additional expenditures on this project through the end of calendar 1999.

         The Company is also investigating the Y2K compliance status of its vendors, subcontractors and suppliers through the Company's own internal vendor compliance effort. This investigation began in early fiscal 1999 and will continue through calendar 1999 as the Company continues to assess the Y2K readiness of its vendors, subcontractors and suppliers. Any non-response or inadequate response from such business partner may cause the Company to re-evaluate its relationship with such partner. Since the Company does not rely on any individual vendor, subcontractor or supplier for a significant portion of its operations, the potential impact of Y2K non-compliance risks by any individual vendor, subcontractor or supplier is not expected to have any material effect on the Company.

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

Forward Looking Statement

         The Company's estimates of completion dates for its Y2K readiness program represent management's best estimates. These estimates are based upon many assumptions, including the availability of external resources to assist with systems remediation and replacement efforts, key third party suppliers, vendors and customers being Y2K compliant. If any of the assumptions ultimately prove to have been incorrect, the completion dates set forth above could be substantially and adversely affected.

                    Fiscal Years Ended June 30, 1999 and 1998

Results of Operations

         Operating Revenues

         Earned revenues for fiscal 1999 increased $41,575,000 to $150,573,000, or 38.1%, compared to fiscal 1998. Revenues from the sale of residential homes included 718 homes totaling $143,827,000 during fiscal 1999, as compared to 589 homes totaling $106,246,000 during fiscal 1998. Revenues from related parties for fiscal 1999 included four low income homes with a sales value of $176,000, as compared to 27 low income homes with a sales value of $1,472,000 for fiscal 1998. These sales have satisfied, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The selling prices of these homes, which is determined by state statute, were the same as if the homes had been sold to unaffiliated third parties. The increase in revenues for fiscal 1999, as compared to fiscal 1998, is primarily attributable to the number of units sold which is the result of expanding the Company's operations in the Delaware Valley, as well as Central New Jersey, and favorable economic conditions affecting unit sales volume and price. The average selling price per unit increased to approximately $200,000 during fiscal 1999, as compared to approximately $180,000 during fiscal 1998. The increase in average selling price is partially due to an increase in the base price per unit, option revenue per unit, and an increase over the prior comparable period in the percentage of single family homes delivered when compared to total homes delivered for the period. Fiscal 1999 revenue from land sales increased approximately $3,510,000, or four times the land sales revenue from fiscal 1998. This increase is primarily due to an increase in the number and size of developed homesites sold during fiscal 1999 compared with fiscal 1998.

         Costs and Expenses

         Costs and expenses for fiscal 1999 increased $35,608,000, or 33.5%, compared with fiscal 1998. The fiscal 1999 cost of residential properties increased $30,411,000 to $120,815,000, or 33.6% when compared with fiscal 1998. Residential property costs increased as a result of the increased residential property revenues. Overall profit margins on residential properties improved due to increased sales volume and prices as a result of strong customer demand. The cost of residential properties as a percentage of residential property revenues was 84.0% for fiscal 1999 compared with 85.1% for fiscal 1998. In addition, the cost of land sales for fiscal 1999 increased $2,990,000 when compared with fiscal 1998. The increase in the cost of land sales is due to the overall increase in land sale revenues. The cost of land sales as a percentage of land sale revenues was 84.0% for fiscal 1999 compared with 80.3% for fiscal 1998.
         For fiscal 1999, selling, general and administrative expenses increased $1,942,000 to $15,515,000, or 14.3% when compared with fiscal 1998. The fiscal 1999 increase in selling, general and administrative expenses is attributable to an increase in the number of communities, residential property revenues and sales incentives. In addition, the Company's advertising costs increased due to the overall increase in communities open during fiscal 1999 when compared with the prior fiscal year. Although advertising costs increased, the percentage increase in advertising costs was significantly less than the percentage increase in residential property revenues as the Company contained costs by combined advertising for many new communities located within the Philadelphia

Metropolitan Area. The selling, general and administrative expenses as a percentage of residential property revenues decreased to 10.8% during fiscal 1999, compared to 12.8% in the prior fiscal year.

Net Income Available for Common Shareholders

         Net income available for common shareholders for fiscal 1999 was $5,220,000 ($.46 basic and $.36 diluted earnings per share), compared with $1,668,000 ($.15 basic and $.14 diluted earnings per share) for fiscal 1998. This increase in net income available for common shareholders is primarily attributable to an increase in residential revenues as a result of unit sales volume, combined with a decrease in selling, general and administrative costs as a percentage of residential property revenues.

                    Fiscal Years Ended June 30, 1998 and 1997

Results of Operations

         Operating Revenues

         Earned revenues for fiscal 1998 increased $7,002,000, or 6.9% compared with fiscal 1997. Residential property revenues (including related party amounts) for fiscal 1998 increased $10,142,000, or 10.6% compared with fiscal 1997. Revenues from the sale of residential homes included 589 homes totaling $106,246,000 compared to 562 homes totaling $96,104,000 during fiscal 1997. The increase in revenues for fiscal 1998 is attributed to an increase in the number of units sold which is the result of the expanding geographic scope of the Company's operations and favorable economic conditions affecting unit sale volume. In addition, the average selling price per unit has increased to approximately $180,000 per unit during fiscal 1998 from $171,000 per unit during fiscal 1997. The increase in average selling price is due to a change in product mix towards larger townhouse and single family homes and fewer condominiums than in the previous year, as well as price increases at certain existing communities.
         Fiscal 1998 related party residential property revenues included 26 low income homes with an aggregate sales value of approximately $1,400,000, sold to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company. These transactions satisfied, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The selling prices for these homes, which are determined by state statute, are the same as if the homes had been sold to unaffiliated third parties.
         Fiscal 1998 revenue from land sales decreased approximately $2,742,000, or 71.2%, compared with fiscal 1997. This decrease is primarily due to a decrease in the number and size of developed homesites sold during fiscal 1998 compared with fiscal 1997. Also, other income for fiscal 1998 decreased $398,000, or 19.5%, compared with fiscal 1997. This decrease is primarily due to the fact that fiscal 1997 other income included non-recurring income items totaling approximately $632,000 from the final distribution of a joint venture partnership and insurance proceeds in excess of expenses incurred from a 1995 fire which destroyed the Company's corporate offices.

         Costs and Expenses

         Costs and expenses for fiscal 1998 increased $6,369,000, or 6.4%, compared with fiscal 1997. This increase is primarily due to an increase in the cost of residential properties sold and selling, general and administrative expenses totaling $9,088,000, partially offset by a decrease in the cost of land sales of $2,775,000. The fiscal 1998 cost of residential properties increased $7,895,000, or 9.6%, when compared with fiscal 1997. This increase in residential property costs is slightly less than the overall percentage increase in residential property revenues when compared with fiscal 1997. Overall profit margins on residential properties improved nominally, due to increased selling prices, as the cost of residential properties as a percentage of residential property revenues was 85.1% in fiscal 1998, compared with 85.9% in fiscal 1997. The decrease in the cost of land sales of $2,775,000, or 75.7% when compared to fiscal 1997, is consistent with the overall decrease in fiscal 1998 revenue from land sales. Profit margins on land sales during fiscal 1998 improved to 19.7% from 4.8% during fiscal 1997.
         Fiscal 1998 selling, general and administrative expenses increased $1,193,000, or 9.6%, when compared with fiscal 1997. The fiscal 1998 increase in selling, general and administrative expenses is attributable to start-up costs associated with the opening of communities in new regions, along with having more overall communities open throughout fiscal 1998 when compared with the prior year. The selling, general and administrative expenses as a percentage of residential property revenues is relatively consistent with the prior year.

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

         Income Tax Expense

         The Company's effective tax rate for fiscal 1998 increased to 38.0% from 21.5% during fiscal 1997. The increase is due to the fact that fiscal 1997 income tax expense was reduced as a result of the elimination of a valuation allowance on certain tax assets. (See Note 11 of Notes to Consolidated Financial Statements for more information.)

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

The following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual consolidated results and could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of Orleans Homebuilders, Inc.:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company is exposed to market risk in the area of interest rate changes. A majority of the Company's debt is variable based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, an increase in interest rates of 100 basis points will increase cost of sales and interest expense by approximately $450,000. Historically, the Company has been able to increase prices to cover portions of any increase in interest rates. As a result, the Company believes that reasonably possible near-term changes in interest rates will not result in a material effect on future earnings, fair values or cash flows of the Company.

Item 8. Financial Statements and Supplementary Data.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Reports of independent accountants                                         21-22

Consolidated balance sheets at June 30, 1999                               23
  and June 30, 1998

Consolidated statements of operations and retained                         24
  earnings for the years ended June 30, 1999, 1998 and 1997

Consolidated statements of cash flows for the
  years ended June 30, 1999, 1998 and 1997                                 25

Notes to consolidated financial statements                                 26


         All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         The individual financial statements of the Registrant's subsidiaries have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at June 30, 1999, excepting indebtedness incurred in the ordinary course of business.

                          Independent Auditors' Report


The Board of Directors and Shareholders
  of Orleans Homebuilders, Inc.


We have audited the accompanying consolidated balance sheet of Orleans Homebuilders, Inc. and subsidiaries as of June 30, 1999, and the related consolidated statements of operations and retained earnings, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orleans Homebuilders, Inc. and subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepting accounting principles.

                                                          KPMG LLP


Philadelphia, Pennsylvania
October 11, 1999

                        Report of Independent Accountants




To the Board of Directors and Shareholders of Orleans Homebuilders, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orleans Homebuilders, Inc. and its subsidiaries at June 30, 1998 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Orleans Homebuilders, Inc. for any period subsequent to June 30, 1998.



PricewaterhouseCoopers LLP
September 14, 1998

                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                      (in thousands, except share amounts)

                                                                               June 30,               June 30,
                                                                                 1999                   1998
                                                                              ---------              ---------
Assets
Cash                                                                          $  6,738               $  2,833
Restricted cash - customer deposits                                              6,128                  3,902
Real estate held for development and sale:
  Residential properties completed or under construction                        51,800                 47,209
  Land held for development or sale and improvements                            59,763                 64,044
Property and equipment, at cost, less accumulated depreciation                   1,948                  1,892
Receivables, deferred charges and other assets                                  10,160                 10,645
                                                                              --------               --------
  Total Assets                                                                $136,537               $130,525
                                                                              ========               ========

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                              $ 15,530               $ 15,378
Accrued expenses                                                                10,277                  9,312
Customer deposits                                                                6,128                  3,902
Mortgage and other note obligations primarily secured by real
  estate held for development and sale                                          67,129                 65,136
Subordinated debentures                                                              -                    601
Notes payable - related parties                                                  5,999                 12,052
Other notes payable                                                              2,952                  2,918
Deferred income taxes                                                            2,504                  2,961
Minority interests in consolidated joint venture                                    76                    546
                                                                              --------               --------
  Total Liabilities                                                            110,595                112,806
                                                                              --------               --------

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $1 par, 500,000 shares authorized:
  Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value, issued and outstanding at
  June 30, 1999, 100,000 shares ($3,000,000 liquidation preference)              3,000                      -
Common stock, $.10 par, 20,000,000 shares authorized,
  12,698,131 shares issued at June 30, 1999 and
  June 30, 1998                                                                  1,270                  1,270
Capital in excess of par value - common stock                                   17,726                 17,726
Retained earnings (deficit)                                                      4,921                   (299)
Treasury stock, at cost (1,340,238 shares and 1,342,113 shares
  held at June 30, 1999 and June 30, 1998, respectively)                          (975)                  (978)
                                                                              --------               --------
Total Shareholders' Equity                                                      25,942                 17,719
                                                                              --------               --------
Total Liabilities and Shareholders' Equity                                    $136,537               $130,525
                                                                              ========               ========



                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                              and Retained Earnings

                                                                                For the year ended June 30,
                                                                      1999                1998                1997
                                                                    --------            --------            --------
                                                                          (In thousands, except per share data)
Earned revenues
  Residential properties                                            $143,827            $106,246            $ 96,104
  Land sales                                                           4,619               1,109               3,851
  Other income                                                         2,127               1,643               2,041
                                                                    --------            --------            --------
                                                                     150,573             108,998             101,996
                                                                    --------            --------            --------
Costs and expenses
  Residential properties                                             120,815              90,404              82,509
  Land sales                                                           3,881                 891               3,666
  Other                                                                1,098                 784                 603
  Selling, general and administrative                                 15,515              13,573              12,380
  Interest
    Incurred                                                           7,597               7,564               6,465
    Less capitalized                                                  (6,990)             (6,786)             (5,664)
  Minority interests in consolidated joint venture                         -                (122)                (20)
                                                                    --------            --------            --------
                                                                     141,916             106,308              99,939
                                                                    --------            --------            --------

Income from operations before income taxes                             8,657               2,690               2,057
Income tax expense                                                     3,290               1,022                 442
                                                                    --------            --------            --------

Income from operations before extraordinary items                      5,367               1,668               1,615
Extraordinary items, net                                                   -                   -                 594
                                                                    --------            --------            --------

Net income                                                             5,367               1,668               2,209
Preferred dividends                                                      147                   -                   -
                                                                    --------            --------            --------

Net income available for common shareholders                           5,220               1,668               2,209
Retained deficit, at beginning of year                                  (299)             (1,967)             (4,176)
                                                                    --------            --------            --------
Retained earnings (deficit), at end of year                         $  4,921            $   (299)           $ (1,967)
                                                                    ========            ========            ========

Basic earnings per share:
    Income before extraordinary items                               $   0.46            $   0.15            $   0.14
    Extraordinary items                                                    -                   -                0.05
                                                                    --------            --------            --------
Total                                                               $   0.46            $   0.15            $   0.19
                                                                    ========            ========            ========

Diluted earnings per share:
    Income before extraordinary items                               $   0.36            $   0.14            $   0.14
    Extraordinary items                                                    -                   -                0.05
                                                                    --------            --------            --------
Total                                                               $   0.36            $   0.14            $   0.19
                                                                    ========            ========            ========



                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                For the year ended June 30,
                                                                      1999                1998                1997
                                                                    --------            --------            --------
Cash flows from operating activities:
  Net income                                                         $ 5,367             $ 1,668             $ 2,209
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Extraordinary gains                                                    -                   -                (594)
    Reduction in deferred tax asset valuation allowance                    -                   -                (528)
    Depreciation and amortization                                        326                 214                 128
  Changes in operating assets and liabilities:
    Restricted cash - customer deposits                               (2,226)             (1,978)                667
    Real estate held for development and sale                           (310)            (15,831)            (14,505)
    Receivables, deferred charges and other assets                       485              (2,467)             (1,905)
    Accounts payable and other liabilities                               646               6,415               1,908
    Customer deposits                                                  2,226               1,978                (667)
                                                                     -------             -------             -------
Net cash provided by (used in) operating activities                    6,514             (10,001)            (13,287)
                                                                     -------             -------             -------

Cash flows from investing activities:
  Purchases of property and equipment                                   (382)             (1,599)               (167)
                                                                     -------             -------             -------
Net cash used in investing activities                                   (382)             (1,599)               (167)
                                                                     -------             -------             -------

Cash flows from financing activities:
  Borrowings from loans secured by real estate assets                107,463              86,537              83,861
  Repayment of loans secured by real estate assets                  (105,470)            (75,038)            (72,748)
  Repayment of subordinated debentures                                  (601)                  -                 (17)
  Borrowings from other note obligations                               1,521               3,752              10,826
  Repayment of other note obligations                                 (4,540)             (2,400)             (9,396)
  Preferred stock dividend                                              (147)                  -                   -
  Stock options exercised                                                  3                   -                   -
  Distribution to minority interests in consolidated joint venture      (456)                  -                (107)
                                                                     -------             -------             -------
Net cash provided by (used in) financing activities                   (2,227)             12,851              12,419
                                                                     -------             -------             -------

Net increase (decrease) in cash                                        3,905               1,251              (1,035)
Cash at beginning of year                                              2,833               1,582               2,617
                                                                     -------             -------             -------
Cash at end of year                                                  $ 6,738             $ 2,833             $ 1,582
                                                                     =======             =======             =======



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

Interest costs included in Costs and Expenses of residential properties and land sold for fiscal years 1999, 1998 and 1997 were $7,564,000, $5,373,000 and
$5,617,000, respectively.

Advertising costs
The total amount of advertising costs charged to expense was $2,377,000, $2,163,000 and $1,747,000 for the three years ended June 30, 1999, 1998 and
1997, respectively.

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

Leases
The Company's leasing arrangements as lessee include the leasing of certain office space and equipment. These leases have been classified as operating leases. Rent expense for fiscal 1999, 1998 and 1997 was approximately $200,000, respectively.

Income taxes
The Company and its subsidiaries file a consolidated federal income tax return. See Note 11 for an additional discussion of income tax matters.

Earnings per share
Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three years ended June 30, 1999, 1998 and 1997, respectively, are shown in the following table.


                                                                           For Year Ended June 30,
                                                               1999                1998                1997
                                                           -----------         -----------         -----------
Total common shares issued                                  12,698,131          12,698,131          12,698,131
Less: Average treasury shares outstanding                   (1,340,783)         (1,342,113)         (1,342,113)
                                                           -----------         -----------         -----------
Basic EPS shares                                            11,357,348          11,356,018          11,356,018

Effect of assumed shares issued under
treasury stock method for stock options                        465,983             209,750             148,048

Effect of assumed conversion of $3 million
Convertible Subordinated 7% Note                             2,000,000                   -                   -

Effect of assumed conversion of $3 million
Series D Preferred Stock                                     1,386,301                   -                   -
                                                           -----------         -----------         -----------

Diluted EPS shares                                          15,209,633          11,565,768          11,504,066
                                                           ===========         ===========         ===========

Net income available for common shareholders               $ 5,220,000         $ 1,668,000         $ 2,209,000

Effect of assumed conversion of $3 million
Convertible Subordinated 7% Note                               130,200                   -                   -

Effect of assumed conversion of $3 million
Series D Preferred Stock                                       147,000                   -                   -
                                                           -----------         -----------         -----------
Adjusted net income for diluted EPS                        $ 5,497,200         $ 1,668,000         $ 2,209,000
                                                           ===========         ===========         ===========


Disclosures about fair value of financial instruments
SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose the estimated fair market value of its financial instruments. The Company believes that the carrying value of its financial instruments (primarily mortgages receivable and mortgage notes payable) approximates fair market value and that any differences are not significant. This assessment is based upon substantially all of the Company's debt obligations being based upon LIBOR or the prime rate of interest which are variable market rates.

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

Consolidated statements of cash flows
For purposes of reporting cash flows, short-term investments with original maturities of ninety days or less are considered cash equivalents. Interest payments, net of amounts capitalized, for fiscal 1999, 1998 and 1997, were $440,000, $459,000 and $-0-, respectively. Income taxes paid were $3,451,000, $377,000 and $109,000 for fiscal 1999, 1998 and 1997, respectively.

On October 20, 1998, the Company issued 100,000 shares of Series D Preferred Stock (the "Series D Stock") to Jeffrey P. Orleans in exchange for an aggregate amount of $3,000,000 in Company notes held by Mr. Orleans.

Comprehensive income
On July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of items such as net income, foreign currency translations and minimum pension liabilities. The Company's comprehensive income and net income are the same for fiscal 1999, 1998 and 1997.

Recent accounting pronouncements
In June, 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133 - an amendment of SFAS No. 133". SFAS No. 133 provides new accounting and reporting standards for use of derivative instruments. Management intends to have the Company adopt this statement, as required by the provisions of SFAS No. 137, effective July 1, 2000. Although not precluded from doing so, the Company and its subsidiaries have not historically used such instruments extensively and, accordingly, management does not believe adoption of SFAS No. 133 will have a material impact on the Company's financial statements.


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

In October, 1992, a wholly owned subsidiary of the Company, Versailles at Europa, Inc. was established to act as the General Partner in a newly formed Versailles Associates, L.P. (the "Partnership"). The financial statements of the Partnership are included in the consolidated financial statements of the Company. The limited partner's share of the income and capital from this entity has been presented as minority interest in the accompanying consolidated financial statements. As of June 30, 1998, all units have been delivered and final distribution to the partners and liquidation of the partnership occurred in fiscal 1999.

Orleans Construction Corp. ("OCC"), a subsidiary of the Company, entered into a joint venture agreement with Bridlewood Associates, L.P., a limited partnership formed to develop an 85 acre parcel of land in Mount Laurel, New Jersey. OCC is the managing general partner. OCC and the limited partner share equally in the profits or losses of the entity. The financial statements of the Partnership are included in the consolidated financial statements of the Company. The limited partner's share of the income and capital from this entity has been presented as minority interest in the accompanying consolidated financial statements. As of June 30, 1999, all units have been delivered and final distribution to the partners and liquidation of the partnership is expected to occur in fiscal 2000.

Note 4. Certain Transactions with Related Parties

During fiscal 1999, 1998 and 1997, Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, purchased four (4), twenty-six (26) and five
(5) low income homes, respectively, with an aggregate sales value of approximately $176,000, $1,400,000 and $400,000, respectively. These transactions satisfied, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The selling prices for these homes, which are determined by state statute, are the same as if the homes had been sold to unaffiliated third parties.

Under the terms of an existing option agreement, the Company has exercised its final option during fiscal 1997 to purchase sections of land from Orleans Builders and Developers ("OB&D"), a limited partnership whose partners include Jeffrey P. Orleans and the Trust of Selma Orleans. This parcel was subsequently sold to an unaffiliated third party for a purchase price of $763,000 during fiscal 1997. This transaction resulted in a profit to the Company before income taxes of $178,000. See Note 8 to the consolidated financial statements for a discussion of other related party transactions.

Note 5. Real Estate Held for Development and Sale

Residential properties completed or under construction consist of the following:

                                                                  June 30,
                                                           --------------------
                                                             1999         1998
                                                           -------      -------
                                                              (In thousands)

Condominiums and townhomes                                 $23,848      $26,539
Single-family homes                                         27,952       20,670
                                                           -------      -------
                                                           $51,800      $47,209
                                                           =======      =======

Sales status of above properties is as follows:

                                                                  June 30,
                                                           --------------------
                                                             1999         1998
                                                           -------      -------
                                                              (In thousands)

Under contract for sale                                    $41,144      $32,102
Unsold                                                      10,656       15,107
                                                           -------      -------
                                                           $51,800      $47,209
                                                           =======      =======

Note 6. Mortgage Subsidiary

The Company has a wholly-owned financing subsidiary which had been involved, through unaffiliated companies, in issuing mortgage-collateralized bonds. Condensed financial information for the finance subsidiary is as follows:

                                                                  June 30,
                                                           --------------------
                                                             1999         1998
                                                           -------      -------
                                                              (In thousands)

Total assets, principally  mortgage notes receivable         $262         $290
Total liabilities, principally bonds payable                  200          230
                                                             ----         ----
Advances from parent company                                 $ 62         $ 60
                                                             ====         ====
Net income for the year ended                                $  4         $  2
                                                             ====         ====


Note 7. Property and Equipment
                                                                  June 30,
                                                           --------------------
                                                             1999         1998
                                                           -------      -------
                                                              (In thousands)

Property and equipment consists of the following:

Equipment and fixtures                                      $2,963       $2,581
Less accumulated depreciation                               (1,015)        (689)
                                                            ------       ------
                                                            $1,948       $1,892
                                                            ======       ======

During fiscal 1998, a subsidiary of the Company used approximately $1,555,000 of the proceeds from a 1997 Chester County Industrial Development Authority Wastewater Treatment Revenue Bond Offering to construct and operate a waste water spray irrigation facility. See Note 8 for additional information on the revenue bonds.

Depreciation expense, included in Other Costs and Expenses on the Company's Consolidated Statements of Operations and Retained Earnings, was $326,000, $214,000 and $128,000 during fiscal 1999, 1998 and 1997, respectively.

Note 8. Mortgage and Other Note Obligations

The maximum balance outstanding under construction and inventory loan agreements at any month end during fiscal 1999, 1998 and 1997 was $56,308,000, $48,461,000 and $38,178,000, respectively. The average month end balance during fiscal 1999, 1998 and 1997 was approximately $49,980,000, $39,916,000 and $30,608,000, respectively, bearing interest at an approximate average annual rate of 8.35%, 8.95% and 9.25%, respectively. At June 30, 1999, the Company had approximately $60,235,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. Mortgage obligations secured by land held for development and sale and improvements aggregating $10,820,000 and $21,203,000 at June 30, 1999 and 1998, respectively, are due in varying installments through fiscal 2003 with annual interest ranging from LIBOR plus 2% to the prime rate of interest plus 3/4%. The LIBOR and prime rate of interest at June 30, 1999 were 5.1675% and 7.75%, respectively.

Maturities of land and improvement mortgage obligations, other than residential property construction loans, are as follows: 2000 - $8,221,000; 2001 - $1,885,000; 2002 - $467,0000; and 2003 - $247,000. Obligations under residential property and construction loans amounted to $56,309,000 and $43,933,000 at June 30, 1999 and 1998, respectively, and are repaid at a predetermined percentage (approximately 85% on average) of the selling price of a unit when a sale is completed. The repayment percentage varies significantly from community to community and over time within the same community.

Included in the Notes Payable - Related Parties balance at June 30, 1999 and 1998 is a $3,000,000 Convertible Subordinated 7% Note dated August 8, 1996 issued to Jeffrey P. Orleans which matures January 1, 2002. This note is convertible into Orleans Homebuilders, Inc. common stock at $1.50 per share. Interest is payable quarterly and principal is due in annual installments of $1,000,000 beginning January 1, 2000.

During fiscal 1999, the Company entered into a $4,000,000 unsecured line of credit agreement with Mr. Orleans. This agreement provides for an annual review for a one-year extension and currently expires June 30, 2002 with annual interest at LIBOR plus 4% payable monthly. The total outstanding principal and interest is $650,000 at June 30, 1999.

At June 30, 1998, the Company had a $2,000,000 Variable Rate Note and a $1,746,000 Demand Note due to Mr. Orleans with interest at prime plus 2%, payable quarterly. In October, 1998, the Company issued 100,000 shares of Series D Preferred Stock in exchange for the $2,000,000 Variable Rate Note and $1,000,000 of the Demand Note. See Note 10 for additional information on the Series D Preferred Stock. The remaining portion of the Demand Note was paid in full in November, 1998.

At June 30, 1998, the Company had a $750,000 Revolving Working Capital Note due to Mr. Orleans with interest at the prime rate, payable monthly. The Revolving Working Capital Note was paid in full in June, 1999. The Company has the right to reborrow under this facility.

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

Prior to October 22, 1993, the date of acquisition by the Company of Orleans Construction Corp., a real estate company which was wholly owned by Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, OCC had advanced funds to, borrowed funds from, and paid expenses and debt obligations on behalf of Orleans Builders and Developers, L.P., a partnership in which Jeffrey P. Orleans owns a majority interest. At June 30, 1999 and 1998, amounts owed by the Company to the partnership aggregated $2,049,000 and $2,256,000, respectively. These advances are payable on demand and bear interest at 7% annually. Interest incurred on these advances amounted to $149,000, $176,000 and $201,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

Also included in the aggregate Notes Payable - Related Parties balance at June 30, 1998 are Series B Notes Payable held by Mr. Orleans of approximately $650,000 with annual interest at prime plus 2% payable quarterly. The Series B Notes were paid in full in November, 1998. At June 30, 1998, the Company had $1,350,000 of Deferred Series A and Series B Notes due to Mr. Orleans with annual interest at prime plus 2% payable quarterly. The Deferred Series A and Series B Notes were paid in full in June, 1999.

In June, 1997, the Chester County Industrial Development Authority issued bonds in the amount of $1,855,000 and loaned the proceeds thereof to a subsidiary of the Company. The bonds mature November 1, 2006 and bear interest at 7% annually. The bonds will be repaid at a predetermined amount from settlement proceeds for each home sold with minimum annual repayments of approximately $200,000 commencing on November 1, 1998. The proceeds from this obligation were used to construct and operate a waste water spray irrigation facility which is servicing the Company's Willistown Chase community in Chester County, Pennsylvania. Included in Other Assets on the Company's Consolidated Balance Sheet at June 30, 1999 is $745,000 of restricted cash to be used for completion of the facility and repayment of the bonds. The total principal and accrued interest of $1,674,000 is included in Other Notes Payable at June 30, 1999.

In addition, the Company has various working capital and property and equipment note obligations which require various monthly repayment terms with maturity dates from fiscal 2000 through 2004.

The following table summarizes the components of Other Notes Payable, including related party amounts.

                                                                                       Outstanding
                                        Maturity          Interest                       Balance
Note                                      Date              Rate                      as of June 30,
----                                    --------          --------            ----------------------------
                                                                               1999                 1998
                                                                              ------               -------
                                                                                     (In thousands)
Convertible Subordinated 7% Note         1/2002           7%                  $3,000               $ 3,000
Unsecured Line of Credit                 6/2002           LIBOR +4%              650                     -
Variable Rate Note(1)                         -           Prime + 2%               -                 2,000
Demand Note(1)                                -           Prime +2%                -                 1,746
Deferred Series A and B Notes                 -           Prime +2%                -                 1,350
Series B Notes                                -           Prime +2%                -                   650
Revolving Working Capital Note                -           Prime                    -                   750
Purchase Money Mortgage                 12/2002           7%                     300                   300
Unsecured advance                       On demand         7%                   2,049                 2,256
                                                                              ------               -------

Subtotal - related party notes payable(2)                                      5,999                12,052
                                                                              ------               -------

Property & Equipment                    2000-2004         9 1/2%-11 1/2%       1,078                   811
Bonds Payable (secured
  by mortgage receivables)              2000-2017         10%-12%                200                   230

Quaker Sewer Bonds                      11/2006           7%                   1,674                 1,877
                                                                              ------               -------

Subtotal - other notes payable                                                 2,952                 2,918
                                                                              ------               -------

                                                                              $8,951               $14,970
                                                                              ======               =======


Maturities of these obligations during the next five fiscal years are (in thousands):

                                                         2000(3)          $4,464
                                                         2001              1,517
                                                         2002              1,436
                                                         2003                401
                                                         2004                273
                                                         Thereafter          860
                                                                          ------
                                                                          $8,951
                                                                          ======
-------

(1) As more fully described in Note 10, during fiscal 1999 the Variable Rate Note and a portion of the Demand Note were exchanged for Company preferred stock.

(2) The holders of the related party notes payable are Jeffrey P. Orleans or Orleans Builders and Developers, L.P.

(3) Includes all demand notes and unsecured advances payable on demand.

Note 9. Subordinated Debentures

On September 8, 1980, the Company sold 25,000 Units, each consisting of a $1,000 debenture bearing interest at 14 l/2% per annum and 5 shares of Common Stock.

The debentures, which are unsecured obligations, require semi-annual interest payments each September and March with the principal balance due on September 1, 2000. Given that optional prepayments may be made at 100% of the principal amount thereof, the Company repaid the debentures in full in March, 1999. No gain or loss was recognized on the repayment.

Note 10. Preferred Stock

On October 20, 1998, the Company issued 100,000 shares of Series D Stock to Jeffrey P. Orleans in exchange for an aggregate amount of $3,000,000 in company notes held by Mr. Orleans. (See Note 8 for additional information on the notes.) The Series D Stock was issued from an aggregate of 500,000 shares of Preferred Stock authorized. The Series D Stock has a liquidation value of $3,000,000, or $30.00 per share, and requires annual dividends of 7% of the liquidation value. The dividends are cumulative and are payable quarterly on the first day of March, June, September and December. The Series D Stock may be redeemed by the Company at any time after December 31, 2003, in whole or in part, at a cash redemption price equal to the liquidation value plus all accrued and unpaid dividends on such shares to the date of redemption. The Series D Stock is currently convertible into 2,000,000 shares of Common Stock.

Note 11. Income Taxes

The provision (benefit) for income taxes is summarized as follows:

                                                        For Year Ended June 30,
                                                    ----------------------------
                                                      1999       1998       1997
                                                    -------     ------     -----
                                                            (In Thousands)
Continuing operations
  Current                                           $3,747      $  896      $271
  Deferred                                            (457)        126       171
                                                    ------      ------      ----
                                                    $3,290      $1,022      $442
                                                    ======      ======      ====
Extraordinary Item
  Current                                           $    -      $    -      $100
  Deferred                                               -           -         -
                                                    ------      ------      ----
                                                    $    -      $    -      $100
                                                    ======      ======      ====

The differences between taxes computed at federal income tax rates and amounts provided for continuing operations are as follows:

                                                       For Year Ended June 30,
                                                   ----------------------------
                                                     1999       1998       1997
                                                   -------     ------     -----
                                                           (In Thousands)
Amount computed at statutory rate                  $2,944      $  914      $597
State income taxes, net of federal
  tax benefit                                         346         162        59
Unrealized (realized) benefits from
  net operating loss carry forwards
  and other tax credits net of
  changes in related valuation reserves                 -         (54)     (276)
                                                   ------      ------      ----
                                                   $3,290      $1,022      $380
                                                   ======      ======      ====



Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The principal components of the Company's deferred tax liability of $2,504,000 and $2,961,000 at June 30, 1999 and 1998, respectively, are temporary differences arising from interest and real estate taxes incurred prior to commencing active construction being capitalized for financial reporting purposes while being expensed for tax purposes. In addition, temporary differences arise from net realizable value adjustments recognized for financial reporting purposes, but not for tax purposes. These temporary differences reverse ratably as the communities sellout. The principal items making up the deferred income tax provisions (benefits) from continuing operations are as follows:

                                                       For Year Ended June 30,
                                                   ----------------------------
                                                     1999       1998       1997
                                                   -------     ------     -----
                                                           (In Thousands)
Interest and real estate taxes                      $(253)       $246      $172
Difference in tax accounting for
  land and property sales (net)                        (6)         (8)       13
Unrealized (realized) tax net
  operating loss carryforwards
  and other tax credits, net of
  changes in related valuation
  reserves                                              -        (122)      223
Reserves                                               80          12      (173)
Gain (loss) from joint ventures                        (7)         15      (109)
Deferred compensation                                (305)        (35)       (7)
Depreciation and other                                (47)         18       (10)
State taxes                                            81           -         -
                                                    -----        ----      ----
                                                    $(457)       $126      $109
                                                    =====        ====      ====

Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. SFAS No. 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The ultimate realization of certain tax assets depends on the Company's ability to generate sufficient taxable income in the future, including the effects of future anticipated arising/reversing temporary differences. Due to the fact that the Company had substantial capital and operational restructurings and significant losses in years prior to 1995, it was appropriate to record a valuation allowance at June 30, 1995, equal to 100% of the total deferred income tax assets which were dependent upon future income for realization in certain tax jurisdictions.

As of June 30, 1996, due to positive earnings and a strong backlog, the Company reduced its valuation allowance from 100% to 50% on certain tax assets which were dependent on future taxable income for realization. The deferred tax assets for which the Company previously provided (prior to June 30, 1996) a 100% valuation allowance consisted of $199,000 of state net operating loss carryforwards and federal alternative minimum tax credits aggregating $856,000 at June 30, 1996. As of June 30, 1997, due to continued positive results, the Company believed it appropriate to further adjust the valuation allowance to zero on its remaining tax assets as of June 30, 1997.

The components of net deferred taxes payable consisted of the following:

                                                                   June 30,
                                                             -------------------
                                                              1999         1998
                                                             -------     -------
                                                                (In Thousands)

Capitalized interest and real estate taxes                   $2,499      $2,825
State income taxes                                            1,250       1,136
Other                                                            21          75
                                                             ------      ------
Gross deferred tax liabilities                                3,770       4,036
                                                             ------      ------


Reserves for books                                           (   52)     (  146)
Partnership income                                           (  168)     (  167)
Related party interest                                       (   50)     (   98)
Executive bonus                                              (  342)          -
Employment contracts                                         (  316)     (  353)
Vacation accrual                                             (   73)     (   73)
Inventory adjustment                                         (  165)     (  160)
Fixed assets                                                 (   86)     (   78)
Other                                                        (   14)          -
                                                             ------      ------

Gross deferred tax assets                                    (1,266)     (1,075)
                                                             ------      ------

Net deferred tax liabilities                                 $2,504      $2,961
                                                             ======      ======

As of June 30, 1999, the Company had no remaining federal net operating loss or alternative minimum tax credit carryforwards.

Note 12. Stock Option Plan

In December 1992, the Board of Directors adopted (i) the 1992 Stock Incentive Option Plan and (ii) the Non- Employee Directors Stock Option Plan. The 1992 Plan allows for the grant of options to purchase up to 1,210,000 shares (increased in December 1998 from 910,000 shares) of Common Stock of the Company. The Non-Employee Directors Stock Option Plan allows for the grant of options to purchase up to 100,000 shares of Common Stock of the Company. During fiscal 1999, 10,625 options were granted at an exercise price of $2.06 per share. During fiscal 1998, 170,000 options were granted at an exercise price of $1.19 per share. The aforementioned options vest 25% per year beginning on the date of grant. During fiscal 1997, 200,000 options were granted at an exercise price of $1.50 per share.

In February, 1995, the Board of Directors adopted the 1995 Stock Option Plan for Non-Employee Directors (the "1995 Directors Plan"), which allows for the grant of options to purchase up to 100,000 shares of Common Stock of the Company. During fiscal 1998, 50,000 options were granted at an exercise price of $1.19 per share, subject to shareholder approval of an amendment to the 1995 Directors Plan increasing the number of options authorized for grant to 125,000 and certain other related amendments to the 1995 Directors Plan. The options vest 25% per year beginning on the date of grant. On February 28, 1995, 75,000 options were granted under this plan to three non-employee Directors.

The option price per share under all plans is established at the fair market value on the date of each grant. Total outstanding options under all three plans aggregated 1,188,125 options to purchase shares of Common Stock of the Company at prices ranging from $.69 to $2.81 per share. All options expire between December 2002 and December 2008.

Effective in fiscal 1997, the Company was required to adopt the provisions of SFAS No. 123 "Accounting for Stock Based Compensation". As permitted, the Company has elected to continue to utilize the intrinsic value method and not to charge the fair value of such options as earned directly to the financial statements but to disclose the effects of such a charge. Had compensation costs for the option plans been determined based on the fair value at the grant date for awards and recognized over the related vesting period in 1999, 1998 and 1997, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the three years ended June 30, 1999 would have been reduced to the pro forma amounts indicated below:

                                                      For Year Ended June 30
                                             -----------------------------------
                                                 1999        1998          1997
                                             -----------------------------------
                                             (In thousands, except for EPS data)

Net Income - as reported                        $5,220      $1,668      $2,209
Net Income - pro forma                           5,148       1,641       2,186
Diluted EPS - as reported                          .36         .14         .19
Diluted EPS - pro forma                            .35         .14         .19

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option - Pricing Model with the following weighted average assumptions used for options granted in fiscal 1997 through fiscal 1999: dividend yield of 0% for all years; expected volatility of 73.9%; risk free interest rates for treasuries of comparable duration and expected lives of 10 years for all grants. The weighted average fair value of grants per share for fiscal 1999, 1998 and 1997 was $1.67, $.98 and $1.03 per share, respectively.

The fiscal 1998 option grants were included in the pro forma calculation for fiscal 1999, as they were not approved by the shareholders until December 1998.

The pro forma disclosures above may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted on or after July 1, 1995.

The following summarizes stock option activity for the three plans during the three years ended June 30, 1999:

                                          1999                                 1998                               1997
                                          ----                                 ----                               ----
                                                  Weighted-                           Weighted-                          Weighted-
                              Number of            Average           Number of         Average          Number of         Average
                               Options         Exercise Price         Options       Exercise Price       Options      Exercise Price
                              ---------        --------------        ---------      --------------      ---------     --------------
Outstanding,
 beginning of year              967,500             $1.21            967,500            $1.21            792,500           $1.13
Granted                         230,625              1.23                  -                -            200,000            1.50
Exercised                      (  1,875)             1.19                  -                -                  -               -
Canceled                       (  8,125)             1.19                  -                -            (25,000)           0.69
                              ---------             -----            -------            -----            -------           -----
Outstanding,
  end of year                 1,188,125              1.22            967,500             1.21            967,500            1.21
                              =========             =====            =======            =====            =======           =====
Exercisable,
  end of year                   884,531              1.15            708,750             1.10            640,000            1.06
                              =========             =====            =======            =====            =======           =====
Available for grant,
  end of year                   245,000                               92,500                              92,500
                              =========             =====            =======            =====            =======           =====


The fiscal 1999 grants include 220,000 options granted in fiscal 1998 subject to shareholder approval, which was obtained during fiscal 1999.

The following table summarizes information about stock options outstanding at June 30, 1999.

                                Options Outstanding                              Options Exercisable
                                -------------------                              -------------------
                                              Weighted-
                                               Average         Weighted-                         Weighted-
Range of                                      Remaining        Average                            Average
Exercise                     Number          Contractual       Exercise          Number          Exercise
Prices                    Outstanding       Life (in yrs)       Price         Exercisable          Price
--------                  -----------       -------------      ---------      -----------        --------
$ .69 - $ .81                480,000            3.5            $ .75            480,000            $ .75
$1.19 - $1.63                562,500            7.6             1.31            297,500             1.27
$2.00 - $2.81                145,625            6.5             2.42            107,031             2.57
                           ---------                                            -------
$ .69 - $2.81              1,188,125            6.8            $1.22            884,531            $1.15
                           =========                                            =======

Note 13. Commitments and Contingencies

General
At June 30, 1999, the Company had outstanding bank letters of credit, surety bonds and financial security agreements amounting to $36,483,000 as collateral for completion of improvements at various developments of the Company.

At June 30, 1999 the Company had agreements to purchase land and approved homesites aggregating approximately 2,500 building lots with purchase prices totaling approximately $59,721,000 at fifteen locations. Purchase of the properties is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the Sellers. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. Subsequent to year-end, but prior to September 30, 1999, the Company entered into agreements to purchase 335 building lots with an aggregate purchase price of approximately $20,000,000.

The Company anticipates completing a majority of these acquisitions in fiscal 2000 and 2001. As of June 30, 1999 and 1998, the Company had paid deposits and incurred other costs associated with the acquisition and development of these parcels aggregating $4,141,000 and $2,653,000, respectively, which are included in Other Assets.

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

Approximately 145 homeowners at Colts Neck instituted three lawsuits against the Company, which were separately filed in state and Federal courts between April and November, 1993. These suits were consolidated in the United States District Court for the District of New Jersey and were subject to court- sponsored mediation. Asserting a variety of state and federal claims, the plaintiffs in the consolidated action alleged that the Company and other defendants built and sold them homes which had been constructed on and adjacent to land which had been used as a municipal waste landfill and a pig farm. The complaints asserted claims under the federal Comprehensive Environmental Response, Compensation and Liability Act, the Federal Solid Waste Disposal Act, the New Jersey Sanitary Landfill Facility Closure and Contingency Act, the New Jersey Spill Compensation and Control Act, as well as under theories of private nuisance, public nuisance, common law fraud, latent defects, negligent misrepresentation, consumer fraud, negligence, strict liability, vendor liability, and breach of warranty, among others.

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

In addition, the Company has reached a $215,000 tentative settlement of its third party claims in the above-mentioned federal litigation. One-half of the proceeds of any such settlement will be payable to the plaintiff class under the 1995 settlement agreement with the class.

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

Other Significant Litigation

During fiscal 1998, a judgment in the amount of $2,500,000 was rendered against the Company and in the amount of $1,250,000 against the Estate of Marvin Orleans and Jeffrey P. Orleans, trading as Orleans Construction Company, by the Court of Common Pleas of Bucks County, in an action brought against the Company, Orleans Construction Company and an unrelated party arising out of injuries to two workmen at the Company's project during its construction phase. In May 1999, a settlement was reached. The settlement, including delay damages, was completely satisfied from insurance proceeds. The insurance carrier paid $3,250,000 on behalf of the Company and $1,625,000 on behalf of Orleans Construction Company.

From time to time, the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of the Company any such liability will not have a material adverse effect on the financial position or operating results of the Company.

Note 14. Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 1999 and 1998 are as follows (in thousands, except per share data):

                                                                           Three Months Ended
Fiscal 1999                             September 30             December 31                March 31                 June 30
-----------                             ------------             -----------                --------                 -------
Earned revenues                           $35,461                  $39,920                  $30,829                  $42,236
Gross profit                                5,344                    6,051                    4,887                    7,468
Net income available for
  common shareholders                       1,026                    1,443                      859                    1,892
Net earnings per share:
  Basic                                       .09                      .13                      .08                      .16
  Diluted                                     .08                      .10                      .06                      .12

Fiscal 1998
-----------
Earned revenues                           $25,061                  $21,013                  $23,893                  $37,388
Gross profit                                3,718                    2,977                    3,458                    5,907
Net income available for
  common shareholders                         275                       62                       69                    1,262
Net earnings per share:
  Basic                                       .02                      .01                      .01                      .11
  Diluted                                     .02                      .01                      .01                      .10



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         As reported in the Company's Form 8-K dated September 13, 1999, the Company's former independent accountants resigned on such date. As reported in the Company's Form 8-K dated October 5, 1999, the Company has engaged KPMG LLP ("KPMG") as its new independent accountants for the Fiscal 1999 audit. The decision to engage KPMG was approved by the Audit Committee of the Board of Directors of the Company. A meeting of the Audit Committee will be held during the year, at which time a recommendation will be made as to the selection of the Company's auditors for Fiscal 2000. Representatives of KPMG will be present at the 1999 Annual Meeting and they will be given an opportunity to make a statement if they desire to do so and will be available to respond to any appropriate questions from stockholders.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December, 1999. Information concerning the executive officers is included under the separate caption Item A. "Executive Officers of the Registrant" under Part I of this Form 10-K.

Item 11. Executive Compensation.

         Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December, 1999.

Item 13. Certain Relationships and Related Transactions.

         Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December, 1999.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) Financial Statements and Financial Statement Schedules

         1. Financial Statements

            The financial statements listed in the index on the first page under
            Item 8 are filed as part of this Form 10-K.

         2. Financial Statement Schedules None.

         3. Exhibits

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

3.9 Certificate of Elimination to Certificate of Designations, Preferences and Rights of Series C Preferred Stock of FPA Corporation filed on October 18, 1996 with the Secretary of State of Delaware (incorporated by reference to Exhibit 3.9 to the 1998 Form 10-K).

3.10 Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on July 13, 1998 (incorporated by reference to
         Exhibit 3.10 to the 1998 Form 10-K).

3.11 By-Laws, as last amended on April 20, 1998 (incorporated by reference to Exhibit 3.11 to the 1998 Form 10-K).

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

10.4* $4,000,000 Unsecured Line of Credit Agreement with Jeffrey P. Orleans, dated as of June 30, 1999.

22. Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to the 1998 Form 10-K.)

23.*     Consents of Experts and Counsel.

25.*     Power of Attorney (included on Signatures page).

27.*     Financial Data Schedule (included in electronic filing format only).

--------------

* Exhibits included with this filing.

         (b)  Reports on Form 8-K

              None.

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



s/Jeffrey P.  Orleans                                           October 11, 1999
--------------------------------------
Jeffrey P. Orleans
Chairman of the Board and
Chief Executive Officer

s/Benjamin D.  Goldman                                          October 11, 1999
--------------------------------------
Benjamin D. Goldman
Vice Chairman and Director

s/Sylvan M. Cohen                                               October 11, 1999
--------------------------------------
Sylvan M. Cohen
Director

s/Robert N. Goodman                                             October 11, 1999
--------------------------------------
Robert N. Goodman
Director

s/Andrew N. Heine                                               October 11, 1999
--------------------------------------
Andrew N. Heine
Director

s/David Kaplan                                                  October 11, 1999
--------------------------------------
David Kaplan
Director

s/Lewis Katz                                                    October 11, 1999
--------------------------------------
Lewis Katz
Director


s/Michael T. Vesey                                              October 11, 1999
--------------------------------------
Michael T. Vesey
President and Chief Operating Officer


s/Joseph A. Santangelo                                          October 11, 1999
--------------------------------------
Joseph A. Santangelo
Chief Financial Officer,
Treasurer and Secretary