Form 10-Q
period 1999-09-30
ORLEANS HOMEBUILDERS INC
filed 1999-11-12
CIK 38570

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

                           Commission File No. 1-6830

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

Number of shares of common stock outstanding as of November 6, 1999: 11,357,893
                 (excluding 1,340,238 shares held in Treasury).

                  Orleans Homebuilders, Inc. and Subsidiaries
                         Index to Financial Statements


                                                                          PAGE
                                                                          ----
                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets at September 30, 1999
          and June 30, 1999                                                  1

          Consolidated Statements of Operations and Changes
          in Retained Earnings for the three nionths ended
          September 30, 1999 and 1998                                        2

          Consolidated Statements of Cash Flows for the
          three months ended September 30, 1999 and 1998                     3

          Notes to Consolidated Financial Statements                         4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.                               6


                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  11

                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                              (Unaudited)
                                                                             September 30,            June 30,
                                                                                  1999                  1999
                                                                           -----------------      -----------------
Assets
Cash                                                                          $   4,669              $   6,738
Restricted cash - customer deposits                                               6,257                  6,128
Real estate held for development and sale:
    Residential properties completed or under construction                       57,848                 51,800
    Land held for development or sale and improvements                           65,472                 59,763
Property and equipment, at cost, less accumulated depreciation                    1,936                  1,948
Receivables, deferred charges and other assets                                    9,715                 10,160
                                                                              ---------              ---------
    Total Assets                                                              $ 145,897              $ 136,537
                                                                              =========              =========

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                              $  13,897              $  15,530
Accrued expenses                                                                 12,886                 10,353
Customer deposits                                                                 6,257                  6,128
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                                         74,552                 67,129
Notes payable - related parties                                                   5,251                  5,999
Other notes payable                                                               3,150                  2,952
Deferred income taxes                                                             2,504                  2,504
                                                                              ---------              ---------
    Total Liabilities                                                           118,497                110,595
                                                                              ---------              ---------

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $1 par, 500,000 shares authorized:
    Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value, issued and outstanding 100,000
    shares ($3,000,000 liquidation preference)                                    3,000                  3,000
Common stock, $.10 par, 20,000,000 shares authorized,
    12,698,131 shares issued                                                      1,270                  1,270
Capital in excess of par value - common stock                                    17,726                 17,726
Retained earnings                                                                 6,379                  4,921
Treasury stock, at cost (1,340,238 shares held at
    September 30, 1999 and June 30, 1999)                                          (975)                  (975)
                                                                              ---------              ---------
Total Shareholders' Equity                                                       27,400                 25,942
                                                                              ---------              ---------
Total Liabilities and Shareholders' Equity                                    $ 145,897              $ 136,537
                                                                              =========              =========

                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        and Changes in Retained Earnings
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                            1999                1998
                                                                          --------            --------
Earned revenues
    Residential properties                                                $ 41,070            $ 34,541
    Land sales                                                                 405                 920
    Other income                                                               504                 473
                                                                          --------            --------
                                                                            41,979              35,934
                                                                          --------            --------
Costs and expenses
    Residential properties                                                  34,838              29,339
    Land sales                                                                 350                 778
    Other                                                                      211                 229
    Selling, general and administrative                                      4,043               3,746
    Interest
      Incurred                                                               1,785               2,120
      Less capitalized                                                      (1,692)             (1,933)
                                                                          --------            --------
                                                                            39,535              34,279
                                                                          --------            --------

Income from operations before income taxes                                   2,444               1,655
Income tax expense                                                             933                 629
                                                                          --------            --------

Net income                                                                   1,511               1,026
Preferred dividends                                                             53                   -
                                                                          --------            --------

Net income available for common shareholders                                 1,458               1,026
Retained earnings (deficit), at beginning of period                          4,921                (299)
                                                                          --------            --------
Retained earnings, at end of period                                       $  6,379            $    727
                                                                          ========            ========

Basic earnings per share                                                  $   0.13            $   0.09
                                                                          ========            ========

Diluted earnings per share                                                $   0.10            $   0.08
                                                                          ========            ========

                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                           Three Months Ended
                                                                               September 30,
                                                                          1999              1998
                                                                        --------          --------
Cash flows from operating activities:
    Net income                                                          $ 1,511            $ 1,026
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                            53                 79
Changes in operating assets and liabilities:
    Restricted cash - customer deposits                                    (129)              (377)
    Real estate held for development and sale                           (11,757)             1,492
    Receivables, deferred charges and other assets                          445               (900)
    Accounts payable and other liabilities                                  900                983
    Customer deposits                                                       129                377
                                                                        -------            -------
Net cash provided by (used in) operating activities                      (8,848)             2,680
                                                                        -------            -------

Cash flows from investing activities:
    Purchases of property and equipment                                     (41)              (123)
                                                                        -------            -------
Net cash used in investing activities                                       (41)              (123)
                                                                        -------            -------

Cash flows from financing activities:
    Borrowings from loans secured by real estate assets                  21,720             21,060
    Repayment of loans secured by real estate assets                    (14,297)           (23,315)
    Repayment of subordinated debentures                                      -                (22)
    Borrowings from other note obligations                                  314                 42
    Repayment of other note obligations                                    (864)              (402)
    Preferred stock dividend                                                (53)                 -
    Distribution of minority interests                                        -               (462)
                                                                        -------            -------
Net cash provided by (used in) financing activities                       6,820             (3,099)
                                                                        -------            -------

Net increase (decrease) in cash                                          (2,069)              (542)
Cash at beginning of year                                                 6,738              2,833
                                                                        -------            -------
Cash at end of year                                                     $ 4,669            $ 2,291
                                                                        =======            =======

Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized                           $    67            $     -
                                                                        =======            =======
    Income taxes paid                                                   $   999            $   631
                                                                        =======            =======

                 See notes to consolidated financial statements

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference is made to the Form 10-K as of and for the year ended June 30, 1999 for Orleans Homebuilders, Inc. and subsidiaries (the "Company") for additional disclosures, including a summary of the Company's accounting policies.

         In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company for the periods presented. The interim operating results of the Company may not be indicative of operating results for the full year.

(B) Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three months ended September 30, 1999 and 1998, respectively, are shown in the following table.

                                                                            Three Months Ended
                                                                               September 30,
                                                                          1999               1998
                                                                       ---------          ----------
Total common shares issued                                            12,698,131          12,698,131
Less: Average treasury shares outstanding                             (1,340,238)         (1,342,113)
                                                                      ----------          ----------
Basic EPS shares                                                      11,357,893          11,356,018

Effect of assumed shares issued under treasury
  stock method for stock options                                         373,384             407,046
Effect of assumed conversion of $3 million
  Convertible Subordinated 7% Note                                     2,000,000           2,000,000

Effect of assumed conversion of $3 million
  Series D Preferred Stock                                             2,000,000                   -
                                                                      ----------          ----------
Diluted EPS shares                                                    15,731,277          13,763,064
                                                                      ==========          ==========

Net income available for common shareholders                          $1,458,000          $1,026,000

Effect of assumed conversion of $3 million
  Convertible Subordinated 7% Note                                        32,550              32,550

Effect of assumed conversion of $3 million
  Series D Preferred Stock                                                52,500                   -
                                                                      ----------         -----------

Adjusted net income for diluted EPS                                   $1,543,050          $1,058,550
                                                                      ==========         ===========

(C) Residential properties completed or under construction consists of the following:

                                                                         (In thousands)
                                                     September 30, 1999                 June 30, 1999
                                                     ------------------                 -------------
         Under contract for sale                          $  48,592                       $  41,144
         Unsold                                               9,256                          10,656
                                                          ---------                       ---------
                                                          $  57,848                       $  51,800
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

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. During the first quarter of fiscal 2000, the Company purchased land for future development with an aggregate purchase price of approximately $10,373,000. These land acquisitions were financed with secured mortgage obligations and available cash. At September 30, 1999, the Company had approximately $63,648,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. Additionally, the Company had approximately $4,750,000 available to be drawn under existing unsecured line of credit and working capital arrangements with Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company. The Company believes that the funds generated from operations and financing commitments from available lenders will provide the Company with sufficient capital to meet its existing operating needs.

Results of Operations

         The following table sets forth certain details as to residential sales activity for the three months ended September 30, 1999 and 1998, in the case of revenues earned and new orders, and at the end of the periods indicated, in the case of backlog.

                                             Three Months Ended
                                             ------------------
                                 September 30, 1999       September 30, 1998
                                 ------------------       ------------------
                                            (Dollars in thousands)

Revenues Earned                       $ 41,070                 $34,541
  Units                                    185                     188
  Average Price Per Unit              $    222                 $   184

New Orders                            $ 41,834                 $32,033
  Units                                    171                     161
  Average Price Per Unit              $    245                 $   199

Backlog                               $101,829                 $68,486
  Units                                    411                     313
  Average Price Per Unit              $    248                 $   219


         Dollar volume of new orders for the three months ended September 30, 1999 increased by approximately 31% to $41,834,000 on 171 orders, compared to $32,033,000 on 161 orders during the three months ended September 30, 1998. The increase in new orders can be attributed to adequate available financing for home buyers as a result of the overall favorable economic climate throughout the region in which the Company sells homes. The average price per unit of new orders increased primarily due to an increase in the average price of single family homes sold in the first quarter of fiscal 2000, compared to the first quarter of fiscal 1999. The increase in the average price of single family homes sold can be primarily attributed to new communities in Bucks County, Pennsylvania and Somerset County, New Jersey, with an average selling price of approximately $647,000. In addition, the average unit sales price increased for the majority of communities open during the first quarter of fiscal 2000, when compared with the same communities and units offered for sale in the first quarter of fiscal 1999.

         The dollar backlog at September 30, 1999, increased approximately 49% to $101,829,000 on 411 homes, as compared to the backlog at September 30, 1998 of $68,486,000 on 313 homes. The Company's continued geographic expansion with its new communities, coupled with favorable economic conditions and consumer sentiment, resulted in the increased backlog.

Inflation

         Inflation can have a significant impact on the Company's liquidity. Rising costs of land, materials, labor, interest and administrative costs have generally been recoverable in prior years through increased selling prices. However, there is no assurance the Company will be able to continue to increase prices to cover the effects of inflation in the future.

Year 2000

         The Company began assessing its Year 2000 ("Y2K") compliance issues during fiscal 1998 and at that time determined that its primary internal computer hardware and computer software were not Y2K compliant. During fiscal 1999, the Company purchased a new software package, including several specific enhancements to modify the software to meet the Company's needs. In addition, the Company upgraded its primary computer hardware system. The Company then began intensive testing of the new base software package and, at the same time, began working closely with the software vendor to complete the specifications for its required enhancements to the software. During fiscal 1999, the enhancements were completed and the Company converted to the new enhanced Y2K compliant software package.

         The Company is also investigating the Y2K compliance status of its vendors, subcontractors and suppliers through the Company's own internal vendor compliance effort. This investigation began during fiscal 1999 and will continue through calendar 1999 as the Company continues to assess the Y2K readiness of its vendors, subcontractors and suppliers. Any non-response or inadequate response from such business partner may cause the Company to re-evaluate its relationship with such partner. Since the Company does not rely on any individual vendor, subcontractor or supplier for a significant portion of its operations, the potential impact of Y2K non-compliance risks by any individual vendor, subcontractor or supplier is not expected to have any material effect on the Company.

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

                 Three Months Ended September 30, 1999 and 1998

Operating Revenues

         Earned revenues for the first quarter of fiscal 2000 increased $6,045,000 to $41,979,000, or 16.8%, compared to the first quarter of fiscal 1999. Revenues from the sale of residential homes included 185 homes totaling $41,070,000 during the first quarter of fiscal 2000, as compared to 188 homes totaling $34,541,000 during the first quarter of fiscal 1999. The increase in revenues for the first quarter of fiscal 2000, as compared to the first quarter of fiscal 1999, is primarily attributable to the increase in the average selling price per unit. The average selling price per unit increased to approximately $222,000 during the first quarter of fiscal 2000, as compared to approximately $184,000 during the comparable quarter of the prior fiscal year. The increase in average selling price is primarily due to an increase in the base price per unit, option revenue per unit, and an increase over the prior comparable period in the percentage of single family homes delivered when compared to total homes delivered for the period.

Costs and Expenses

         Costs and expenses for the first quarter of fiscal 2000 increased $5,256,000 or 15.3%, compared with the first quarter of fiscal 1999. The first quarter of fiscal 2000 cost of residential properties increased $5,499,000 to $34,838,000, or 18.7%, when compared with the first quarter of fiscal 1999. This increase in residential property costs is comparable to the percentage increase in residential property revenues when compared with the first quarter of fiscal 1999. Overall profit margins on residential properties improved nominally, as the gross profit of residential properties as a percentage of residential property revenues was 15.2% for the first quarter of fiscal 2000 compared with 15.1% for the first quarter of fiscal 1999.

         For the first quarter of fiscal 2000, selling, general and administrative expenses increased $297,000 to $4,043,000, or 7.9%, when compared with the first quarter of fiscal 1999. The first quarter fiscal 2000 increase in selling, general and administrative expenses is primarily attributable to an increase in sales incentives as a result of the increase in residential property revenues. The selling, general and administrative expenses as a percentage of residential property revenues decreased to 9.8% during the first quarter of fiscal 2000, compared to 10.8% in the comparable quarter of the prior fiscal year. The decrease in selling, general and administrative expenses as a percentage of residential property revenue can be attributed to an increase in revenues, combined with the fixed portion of costs related to advertising, sales office expense and administrative office expense, remaining relatively consistent with the prior year.

Net Income Available for Common Shareholders

         Net income available for common shareholders for the first quarter of fiscal 2000 was $1,458,000 ($.13 basic and $.10 diluted earnings per share), compared with $1,026,000 ($.09 basic and $.08 diluted earnings per share) for the first quarter of fiscal 1999. This increase in net income available for common shareholders is primarily attributable to an increase in residential revenues as a result of increases in the average selling price per unit, combined with a decrease in selling, general and administrative costs as a percentage of residential property revenues.

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

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

            (a)  Exhibit 27 - Financial Data Schedule (included in electronic filing format only).

            (b) Reports on Form 8-K.

                On September 20, 1999, the Company filed a Form 8-K under Item 4 for Changes in Registrant's Certifying Accountants.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ORLEANS HOMEBUILDERS, INC.
                                       (Registrant)

         November 12, 1999             _______________________________
                                       Michael T. Vesey
                                       President and Chief Operating Officer


         November 12, 1999             _______________________________
                                       Joseph A. Santangelo
                                       Treasurer, Secretary and
                                       Chief Financial Officer