Form 10-Q
period 1999-12-31
ORLEANS HOMEBUILDERS INC
filed 2000-02-14
CIK 38570

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 1999

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes_X_   No___

 Number of shares of common stock outstanding as of February 7, 2000: 11,357,893
                 (excluding 1,340,238 shares held in Treasury).

                   Orleans Homebuilders, Inc. and Subsidiaries

                                                                                          PAGE
                                                                                          ----
                         PART I - FINANCIAL INFORMATION
                         ------------------------------
Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets at December 31, 1999
                  and June 30, 1999                                                          1

                  Consolidated Statements of Operations and Changes
                  in Retained Earnings for the three months and six
                  months ended December 31, 1999 and 1998                                    2

                  Consolidated Statements of Cash Flows for the
                  six months ended December 31, 1999 and 1998                                3

                  Notes to Consolidated Financial Statements                                 4

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.                                                 6


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4.           Submission of Matters to a Vote of Security Holders                       12

Item 6.           Exhibits and Reports on Form 8-K                                          12


                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                   (Unaudited)
                                                                                   December 31,             June 30,
                                                                                       1999                   1999
                                                                                   -----------             ---------
Assets
Cash                                                                                $   4,981              $   6,738
Restricted cash - customer deposits                                                     7,011                  6,128
Real estate held for development and sale:
    Residential properties completed or under construction                             54,743                 51,800
    Land and improvements held for development or sale                                 71,930                 59,763
Property and equipment, at cost, less accumulated depreciation                          1,968                  1,948
Receivables, deferred charges and other assets                                         10,400                 10,160
                                                                                    ---------              ---------
    Total Assets                                                                    $ 151,033              $ 136,537
                                                                                    =========              =========

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                                    $  17,566              $  15,530
Accrued expenses                                                                       10,937                 10,353
Customer deposits                                                                       7,011                  6,128
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                                               74,164                 67,129
Notes payable - related parties                                                         6,695                  5,999
Other notes payable                                                                     2,823                  2,952
Deferred income taxes                                                                   2,504                  2,504
                                                                                    ---------              ---------
    Total Liabilities                                                                 121,700                110,595
                                                                                    ---------              ---------

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $1 par, 500,000 shares authorized:
    Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value, issued and outstanding 100,000
    shares ($3,000,000 liquidation preference)                                          3,000                  3,000
Common stock, $.10 par, 20,000,000 shares authorized,
    12,698,131 shares issued                                                            1,270                  1,270
Capital in excess of par value - common stock                                          17,726                 17,726
Retained earnings                                                                       8,312                  4,921
Treasury stock, at cost (1,340,238 shares held at
    December 31, 1999 and June 30, 1999)                                                 (975)                  (975)
                                                                                    ---------              ---------
Total Shareholders' Equity                                                             29,333                 25,942
                                                                                    ---------              ---------
Total Liabilities and Shareholders' Equity                                          $ 151,033              $ 136,537
                                                                                    =========              =========


                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        and Changes in Retained Earnings
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                      Three Months Ended                   Six Months Ended
                                                                          December 31,                        December 31,
                                                                   1999                 1998           1999                 1998
                                                                 --------            --------       --------             --------
Earned revenues
    Residential properties                                       $ 43,715            $ 39,309       $ 84,785             $ 73,850
    Land sales                                                          -                 611            405                1,531
    Other income                                                      610                 545          1,114                1,018
                                                                 --------            --------       --------             --------
                                                                   44,325              40,465         86,304               76,399
                                                                 --------            --------       --------             --------
Costs and expenses
    Residential properties                                         36,439              33,353         71,277               62,692
    Land sales                                                          -                 516            350                1,294
    Other                                                             197                 277            408                  506
    Selling, general and administrative                             4,302               3,737          8,345                7,483
    Interest
      Incurred                                                      1,936               1,852          3,721                3,972
      Less capitalized                                             (1,737)             (1,665)        (3,429)              (3,598)
                                                                 --------            --------       --------             --------
                                                                   41,137              38,070         80,672               72,349
                                                                 --------            --------       --------             --------
Income from operations before income taxes                          3,188               2,395          5,632                4,050
Income tax expense                                                  1,203                 910          2,136                1,539
                                                                 --------            --------       --------             --------
Net income                                                          1,985               1,485          3,496                2,511
Preferred dividends                                                    52                  42            105                   42
                                                                 --------            --------       --------             --------
Net income available for common shareholders                        1,933               1,443          3,391                2,469
Retained earnings (deficit), at beginning of period                 6,379                 727          4,921                 (299)
                                                                 --------            --------       --------             --------
Retained earnings, at end of period                              $  8,312            $  2,170       $  8,312             $  2,170
                                                                 ========            ========       ========             ========
Basic earnings per share                                         $   0.17            $   0.13       $   0.30             $   0.22
                                                                 ========            ========       ========             ========
Diluted earnings per share                                       $   0.13            $   0.10       $   0.23             $   0.18
                                                                 ========            ========       ========             ========






                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                               Six Months Ended
                                                                                 December 31,
                                                                            1999              1998
                                                                            ----              ----
Cash flows from operating activities:
    Net income                                                           $ 3,496            $ 2,511
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                            113                157
Changes in operating assets and liabilities:
    Restricted cash - customer deposits                                     (883)              (188)
    Real estate held for development and sale                            (15,110)             2,310
    Receivables, deferred charges and other assets                          (240)            (1,246)
    Accounts payable and other liabilities                                 2,620             (1,365)
    Customer deposits                                                        883                188
                                                                         -------            -------
Net cash (used in) provided by operating activities                       (9,121)             2,325
                                                                         -------            -------
Cash flows from investing activities:
    Purchases of property and equipment                                     (133)              (240)
                                                                         -------            -------
Net cash used in investing activities                                       (133)              (240)
                                                                         -------            -------
Cash flows from financing activities:
    Borrowings from loans secured by real estate assets                   55,740             52,193
    Repayment of loans secured by real estate assets                     (48,705)           (52,440)
    Borrowings from other note obligations                                 4,497                787
    Repayment of other note obligations                                   (3,930)            (2,471)
    Stock options exercised                                                    -                  3
    Preferred stock dividend                                                (105)               (42)
    Distribution of minority interests                                         -               (456)
                                                                         -------            -------
Net cash (used in) provided by financing activities                        7,497             (2,426)
                                                                         -------            -------
Net decrease in cash                                                      (1,757)              (299)
Cash at beginning of period                                                6,738              2,833
                                                                         -------            -------
Cash at end of period                                                    $ 4,981            $ 2,534
                                                                         =======            =======
Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized                            $   135            $   287
                                                                         =======            =======
    Income taxes paid                                                    $ 1,886            $   809
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

(B) Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three months and six months ended December 31, 1999 and 1998, respectively, are shown in the following table.

                                                        Three Months Ended           Six Months Ended
                                                            December 31,                December 31,
                                                     1999           1998           1999             1998
                                                     ----           ----           ----             ----
Total common shares issued                        12,698,131     12,698,131     12,698,131      12,698,131
Less: Average treasury shares outstanding         (1,340,238)    (1,340,523)    (1,340,238)     (1,341,318)
                                                 -----------   ------------   ------------    ------------
Basic EPS shares                                  11,357,893     11,357,608     11,357,893      11,356,813

Effect of assumed shares issued under treasury
  stock method for stock options                     340,156        437,732        304,965         421,635
Effect of assumed conversion of $3 million
  Convertible Subordinated 7% Note                 2,000,000      2,000,000      2,000,000       2,000,000

Effect of assumed conversion of $3 million
  Series D Preferred Stock                         2,000,000      1,565,217      2,000,000         782,609
                                                 -----------   ------------   ------------    ------------
Diluted EPS shares                                15,968,049     15,360,557     15,662,858      14,561,057
                                                 ===========   ============   ============    ============

Net income available for common
 shareholders                                    $ 1,933,000   $  1,443,000   $  3,391,000    $  2,469,000

Effect of assumed conversion of $3 million
  Convertible Subordinated 7% Note                    32,550         32,550         65,100          65,100

Effect of assumed conversion of $3 million
  Series D Preferred Stock                            52,500         42,000        105,000          42,000
                                                 -----------   ------------   ------------    ------------
Adjusted net income for diluted EPS              $ 2,018,050   $  1,517,550   $  3,561,100    $  2,576,100
                                                 ===========   ============   ============    ============

(c) Residential properties completed or under construction consists of the following:

                                                    (In thousands)
                                        December 31, 1999       June 30, 1999
                                        -----------------       -------------

         Under contract for sale           $  45,830              $  41,144
         Unsold                                8,913                 10,656
                                           ---------              ---------
                                           $  54,743              $  51,800
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

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. During the first six months of fiscal 2000, the Company purchased land for future development with an aggregate purchase price of approximately $17,115,000. These land acquisitions were financed with a combination of secured mortgage obligations, an unsecured line of credit arrangement with Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company and available cash. At December 31, 1999, the Company had approximately $68,908,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. Additionally, the Company had approximately $3,250,000 available to be drawn under existing unsecured line of credit and working capital arrangements with Mr. Orleans. The Company believes that the funds generated from operations and financing commitments from available lenders will provide the Company with sufficient capital to meet its existing operating needs.

Results of Operations

         The following table sets forth certain details as to residential sales activity for the six months ended December 31, 1999 and 1998, in the case of revenues earned and new orders, and at the end of the periods indicated, in the case of backlog.

                                            Six Months Ended
                                            ----------------
                                 December 31, 1999      December 31, 1998
                                 -----------------      -----------------
                                         (Dollars in thousands)

Revenues Earned                     $ 84,785               $ 73,850
  Units                                  382                    382
  Average Price Per Unit            $    222               $    193

New Orders                          $ 89,901               $ 76,942
  Units                                  341                    364
  Average Price Per Unit            $    264               $    211

Backlog                             $106,181               $ 73,846
  Units                                  384                    321
  Average Price Per Unit            $    277               $    230



         The number of new orders for the six months ended December 31, 1999 decreased by approximately 6% to 341 new orders, compared to 364 new orders during the six months ended December 31, 1998. The number of new orders decreased due to the increase in larger single family homes offered by the Company, an increase in base selling price and an increase in mortgage interest rates when compared to the prior fiscal period. Dollar volume of new orders for the six months ended December 31, 1999 increased by approximately 17% to $89,901,000, compared to $76,942,000 during the six months ended December 31, 1998. The average price per unit of new orders increased primarily due to an increase in the average price of single family homes sold in the first six months of fiscal 2000, compared to the first six months of fiscal 1999. The increase in the average price of single family homes sold can be primarily attributed to new communities in Bucks County, Pennsylvania and Somerset County, New Jersey, with an average selling price of approximately $648,000. In addition, unit sales prices have been increased for the majority of communities open during the first six months of fiscal 2000, when compared with the same communities and units offered for sale in the first six months of fiscal 1999.

         The dollar backlog at December 31, 1999, increased approximately 44% to $106,181,000 on 384 homes, as compared to the backlog at December 31, 1998 of $73,846,000 on 321 homes. The Company's continued geographic expansion with its new communities, coupled with favorable economic conditions and consumer sentiment, resulted in the increased backlog.

Inflation

         Inflation can have a significant impact on the Company's liquidity. Rising costs of land, materials, labor, interest and administrative costs have generally been recoverable in prior years through increased selling prices. However, there is no assurance the Company will be able to continue to increase prices to cover the effects of inflation in the future.

Year 2000

         The Company began assessing its Year 2000 ("Y2K") compliance issues during fiscal 1998 and at that time determined that its primary internal computer hardware and computer software were not Y2K compliant. During fiscal 1999, the Company purchased a new software package, including several specific enhancements to modify the software to meet the Company's needs. In addition, the Company upgraded its primary computer hardware system. The Company then began intensive testing of the new base software package and, at the same time, began working closely with the software vendor to complete the specifications for its required enhancements to the software. During fiscal 1999, the Company converted to the Y2K compliant software package.

         Since the rollover to the year 2000, the Company has not experienced any adverse effects on its operations as a result of the Y2K issue. While the Company believes it has taken all appropriate steps to achieve internal Y2K compliance, any potential future business interruptions, costs, damages or losses related thereto, are also dependent upon the Y2K compliance of third parties. In the event that the Company or any of the Company's vendors, subcontractors or suppliers experience future disruptions due to the Y2K issue, the Company's operations could be adversely affected. The Y2K issue is universal and complex, as virtually every computer operation will be affected in some way. Although no significant Y2K issues have arisen to date, no assurance can be given that complete Y2K compliance has been currently achieved.

Forward Looking Statement

         The Company's discussion above regarding Y2K compliance contains several forward-looking statements, including, without limitation, the Company's belief that third party non-compliance would not materially impact the Company's operations. Any such statements are subject to risks and uncertainties that could cause the actual results to differ materially from those projected in such statements, including the actions of third parties with respect to Y2K issues. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

          Three Months and Six Months Ended December 31, 1999 and 1998

Operating Revenues

         Earned revenues for the first six months of fiscal 2000 increased $9,905,000 to $86,304,000, or 13%, compared to the first six months of fiscal 1999. Revenues from the sale of residential homes included 382 homes totaling $84,785,000 during the first six months of fiscal 2000, as compared to 382 homes totaling $73,850,000 during the first six months of fiscal 1999. The increase in revenues for the first six months of fiscal 2000, as compared to the first six months of fiscal 1999, is primarily attributable to the increase in the average selling price per unit. The average selling price per unit increased to approximately $222,000 during the first six months of fiscal 2000, as compared to approximately $193,000 during the first six months of fiscal 1999. This increase in average selling price is primarily due to an increase in the base price per unit, option revenue per unit, and an increase over the prior comparable period in the percentage of single family homes delivered when compared to total homes delivered for the period.

         Earned revenues for the second quarter of fiscal 2000 increased $3,860,000 to $44,325,000, or 9.5%, compared to the second quarter of fiscal 1999. Revenues from the sale of residential homes included 197 homes totaling $43,715,000 during the second quarter of fiscal 2000, as compared to 194 homes totaling $39,309,000 during the second quarter of fiscal 1999. The increase in revenues for the second quarter of fiscal 2000, as compared to the second quarter of fiscal 1999, is primarily attributable to the increase in the average selling price per unit. The average selling price per unit increased to approximately $222,000 during the second quarter of fiscal 2000, as compared to approximately $203,000 during the comparable quarter of the prior fiscal year. The increase in average selling price is primarily due to an increase in the base price per unit, option revenue per unit, and an increase over the prior comparable period in the percentage of single family homes delivered when compared to total homes delivered for the period.

Costs and Expenses

         Costs and expenses for the first six months of fiscal 2000 increased $8,323,000, or 11.5%, compared with the first six months of fiscal 1999. The first six months of fiscal 2000 cost of residential properties increased $8,585,000 to $71,277,000, or 13.7%, when compared with the first six months of fiscal 1999. This increase in residential property costs is less than the percentage increase in residential property revenues when compared with the same period in fiscal 1999. Overall profit margins on residential properties improved, as the gross profit of residential properties as a percentage of residential property revenues was 15.9% for the first six months of fiscal 2000 compared with 15.1% for the first six months of fiscal 1999. The increase in gross profit is primarily due to an increase in base selling prices per unit in excess of an increase in the cost of residential properties per unit when compared to the prior comparable period.

         For the first six months of fiscal 2000, selling, general and administrative expenses increased $862,000 to $8,345,000, or 11.5%, when compared with the first six months of fiscal 1999. The year-to-date fiscal 2000 increase in selling, general and administrative expenses is primarily attributable to an increase in sales incentives as a result of the increase in residential property revenues. The selling, general and administrative expenses as a percentage of residential property revenues decreased to 9.8% during the first six months of fiscal 2000 compared to 10.1% for the comparable period in the prior fiscal year. The decrease in selling, general and administrative expenses as a percentage of residential property revenue can be attributed to an increase in revenues, combined with the fixed portion of costs related to advertising, sales office expenses and administrative office expense, remaining relatively consistent with the prior year.

         Costs and expenses for the second quarter of fiscal 2000 increased $3,067,000 or 8.1%, compared with the second quarter of fiscal 1999. The second quarter of fiscal 2000 cost of residential properties increased $3,086,000 to $36,439,000, or 9.3%, when compared with the second quarter of fiscal 1999. This increase in residential property costs is less than the percentage increase in residential property revenues when compared with the second quarter of fiscal 1999. Overall profit margins on residential properties improved, as the gross profit of residential properties as a percentage of residential property revenues was 16.6% for the second quarter of fiscal 2000 compared with 15.2% for the second quarter of fiscal 1999. The increase in gross profit is primarily due to an increase in base selling price per unit in excess of an increase in the cost of residential properties per unit when compared to the prior comparable period.

         For the second quarter of fiscal 2000, selling, general and administrative expenses increased $565,000 to $4,302,000, or 15.1%, when compared with the second quarter of fiscal 1999. The second quarter fiscal 2000 increase in selling, general and administrative expenses is primarily attributable to an increase in sales incentives as a result of the increase in residential property revenues. The selling, general and administrative expenses as a percentage of residential property revenues increased to 9.8% during the second quarter of fiscal 2000, compared to 9.5% in the comparable quarter of the prior fiscal year. This increase in selling, general and administrative expense as a percentage of residential property revenues is primarily due to the timing of advertising costs incurred in the second quarter of fiscal 2000, compared to the comparable quarter of fiscal 1999. Year-to-date advertising costs as a percentage of residential property revenues remained consistent with the prior year.

Net Income Available for Common Shareholders

         Net income available for common shareholders for the first six months of fiscal 2000 was $3,391,000 ($.30 basic and $.23 diluted earnings per share), compared with $2,469,000 ($.22 basic and $.18 diluted earnings per share) for the first six months of fiscal 1999. This increase in net income available for common shareholders is primarily attributable to an increase in residential revenues as a result of increases in the average selling price per unit, combined with a decrease in selling, general and administrative costs as a percentage of residential property revenues.

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

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

           On December 2, 1999, the Company held its Annual Meeting of Stockholders pursuant to a notice dated October 28, 1999. Definitive proxy materials were filed with the Securities and Exchange Commission prior to the meeting. A total of 10,322,795 shares were voted at the meeting constituting 90.9% of the 11,357,893 shares entitled to vote.

           At the Annual Meeting, the seven nominees (Sylvan M. Cohen, Benjamin
D. Goldman, Robert N. Goodman, Andrew N. Heine, David Kaplan, Lewis Katz and Jeffrey P. Orleans) who were nominated for re-election and were previously elected by the stockholders were all elected.

           The results of the vote were as follows:

                                                                Shares for Which
                                            Shares Voted For   Vote Was Withheld
                                            ----------------   -----------------
           Sylvan M. Cohen                    10,316,908             5,887
           Benjamin D. Goldman                10,318,020             4,775
           Robert N. Goodman                  10,318,020             4,775
           Andrew N. Heine                    10,318,020             4,775
           David Kaplan                       10,318,020             4,775
           Lewis Katz                         10,315,020             7,775
           Jeffrey P. Orleans                 10,317,970             4,825


Item 6.  Exhibits and Reports on Form 8-K.

            (a) Exhibit 27 - Financial Data Schedule (included in electronic filing format only).

            (b)  Reports on Form 8-K.

                  On October 7, 1999 and November 18, 1999, the Company filed separate Form 8-K's under Item 4 for Changes in Registrant's Certifying Accountants.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ORLEANS HOMEBUILDERS, INC.
                                           (Registrant)

         February 14, 2000                 /s/ Michael T. Vesey
                                           -------------------------------------
                                           Michael T. Vesey
                                           President and Chief Operating Officer


         February 14, 2000                 /s/ Joseph A. Santangelo
                                           -------------------------------------
                                           Joseph A. Santangelo
                                           Treasurer, Secretary and
                                           Chief Financial Officer