Form 10-Q
period 2000-03-31
ORLEANS HOMEBUILDERS INC
filed 2000-05-12
CIK 38570

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Number of shares of common stock outstanding as of May 5, 2000: 11,357,893
                 (excluding 1,340,238 shares held in Treasury).

                   Orleans Homebuilders, Inc. and Subsidiaries

                                                                            PAGE

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets at March 31, 2000
                  and June 30, 1999                                           1

         Consolidated Statements of Operations and Changes
                  in Retained Earnings for the three months and nine
         months ended March 31, 2000 and 1999                                 2

         Consolidated Statements of Cash Flows for the
                  nine months ended March 31, 2000 and 1999                   3

         Notes to Consolidated Financial Statements                           4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                           6


                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     12

                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)


                                                                                   (Unaudited)
                                                                                     March 31,      June 30,
                                                                                       2000           1999
                                                                                   ---------       ---------
Assets
Cash                                                                               $   1,734       $   6,738
Restricted cash - customer deposits                                                    7,622           6,128
Real estate held for development and sale:
    Residential properties completed or under construction                            64,205          51,800
    Land and improvements held for development or sale                                65,706          59,763
Property and equipment, at cost, less accumulated depreciation                         1,925           1,948
Receivables, deferred charges and other assets                                        11,462          10,160
                                                                                   ---------       ---------
    Total Assets                                                                   $ 152,654       $ 136,537
                                                                                   =========       =========

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                                   $  16,666       $  15,530
Accrued expenses                                                                      12,457          10,353
Customer deposits                                                                      7,622           6,128
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                                              71,832          67,129
Notes payable - related parties                                                        8,006           5,999
Other notes payable                                                                    2,745           2,952
Deferred income taxes                                                                  2,504           2,504
                                                                                   ---------       ---------
    Total Liabilities                                                                121,832         110,595
                                                                                   ---------       ---------

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $1 par, 500,000 shares authorized:
    Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value, issued and outstanding 100,000
    shares ($3,000,000 liquidation preference)                                         3,000           3,000
Common stock, $.10 par, 20,000,000 shares authorized,
    12,698,131 shares issued                                                           1,270           1,270
Capital in excess of par value - common stock                                         17,726          17,726
Retained earnings                                                                      9,801           4,921
Treasury stock, at cost (1,340,238 shares held at
    March 31, 2000 and June 30, 1999)                                                   (975)           (975)
                                                                                   ---------       ---------
Total Shareholders' Equity                                                            30,822          25,942
                                                                                   ---------       ---------

Total Liabilities and Shareholders' Equity                                         $ 152,654       $ 136,537
                                                                                   =========       =========

                 See notes to consolidated financial statements

                  Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        and Changes in Retained Earnings
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                   Three Months Ended                      Nine Months Ended
                                                                         March 31,                              March 31,
                                                                 2000                1999               2000                1999
                                                                 ----                ----               ----                ----
Earned revenues
    Residential properties                                     $ 40,453            $ 28,488          $ 125,238            $ 102,338
    Land sales                                                        -               2,341                405                3,872
    Other income                                                    508                 495              1,622                1,513
                                                                -------             -------            -------              -------
                                                                 40,961              31,324            127,265              107,723
                                                                -------             -------            -------              -------
Costs and expenses
    Residential properties                                       33,582              24,065            104,859               86,757
    Land sales                                                        -               1,877                350                3,171
    Other                                                           194                 296                602                  802
    Selling, general and administrative                           4,541               3,572             12,886               11,055
    Interest
      Incurred                                                    1,908               1,811              5,629                5,783
      Less capitalized                                           (1,758)             (1,665)            (5,187)              (5,263)
                                                                -------             -------            -------              -------
                                                                 38,467              29,956            119,139              102,305
                                                                -------             -------            -------              -------
Income from operations before income taxes                        2,494               1,368              8,126                5,418
Income tax expense                                                  952                 456              3,088                1,995
                                                                -------             -------            -------              -------

Net income                                                        1,542                 912              5,038                3,423
Preferred dividends                                                  53                  53                158                   95
                                                                -------             -------            -------              -------

Net income available for common shareholders                      1,489                 859              4,880                3,328
Retained earnings (deficit), at beginning of period               8,312               2,170              4,921                 (299)
                                                                -------             -------            -------              -------
Retained earnings, at end of period                             $ 9,801             $ 3,029            $ 9,801              $ 3,029
                                                                =======             =======            =======              =======

Basic earnings per share                                        $  0.13             $  0.08            $  0.43              $  0.29
                                                                =======             =======            =======              =======


Diluted earnings per share                                      $  0.10             $  0.06            $  0.33              $  0.23
                                                                =======             =======            =======              =======

                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                               Nine Months Ended
                                                                                   March 31,
                                                                           2000               1999
                                                                         -------            -------
Cash flows from operating activities:
    Net income                                                           $ 5,038            $ 3,423
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                            176                236
Changes in operating assets and liabilities:
    Restricted cash - customer deposits                                   (1,494)              (889)
    Real estate held for development and sale                            (18,348)             2,312
    Receivables, deferred charges and other assets                        (1,302)            (2,477)
    Accounts payable and other liabilities                                 3,240                886
    Customer deposits                                                      1,494                889
                                                                         -------            -------
Net cash (used in) provided by operating activities                      (11,196)             4,380
                                                                         -------            -------
Cash flows from investing activities:
    Purchases of property and equipment                                     (153)              (280)
                                                                         -------            -------
Net cash used in investing activities                                       (153)              (280)
                                                                         -------            -------
Cash flows from financing activities:
    Borrowings from loans secured by real estate assets                   83,403             75,070
    Repayment of loans secured by real estate assets                     (78,700)           (74,418)
    Repayment of subordinated debentures                                       -               (601)
    Borrowings from other note obligations                                 6,077                826
    Repayment of other note obligations                                   (4,277)            (2,622)
    Stock options exercised                                                    -                  3
    Preferred stock dividend                                                (158)               (95)
    Distribution of minority interests                                         -               (456)
                                                                         -------            -------
Net cash provided by (used in) financing activities                        6,345             (2,293)
                                                                         -------            -------
Net (decrease) increase in cash                                           (5,004)             1,807

Cash at beginning of period                                                6,738              2,833
                                                                         -------            -------
Cash at end of period                                                    $ 1,734            $ 4,640
                                                                         =======            =======
Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized                              $ 163              $ 384
                                                                         =======            =======
    Income taxes paid                                                    $ 2,530            $ 1,101
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

(B) Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three months and nine months ended March 31, 2000 and 1999, respectively, are shown in the following table.


                                                       Three Months Ended                 Nine Months Ended
                                                             March 31,                         March 31,
                                                     2000                 1999          2000              1999
                                                     ----                 ----          ----              ----

Total common shares issued                          12,698,131        12,698,131         12,698,131      12,698,131
Less: Average treasury shares outstanding           (1,340,238)        (1,340,23         (1,340,238)     (1,340,963)
                                                   -----------       -----------         ----------     -----------
Basic EPS shares                                    11,357,893        11,357,893         11,357,893      11,357,168

Effect of assumed shares issued under treasury
  stock method for stock options                       409,701           499,175            364,164         448,249
Effect of assumed conversion of $3 million
  Convertible Subordinated 7% Note                   2,000,000         2,000,000          2,000,000       2,000,000

Effect of assumed conversion of $3 million
  Series D Preferred Stock                           2,000,000         2,000,000          2,000,000       1,182,482
                                                   -----------       -----------         ----------     -----------
Diluted EPS shares                                  15,767,594         15,857,06         15,722,057      14,987,899
                                                   ===========       ===========         ==========     ===========

Net income available for common
 shareholders                                       $1,489,000        $  859,000         $4,880,000     $ 3,328,000

Effect of assumed conversion of $3 million
  Convertible Subordinated 7% Note                      32,550            32,550             97,650          97,650

Effect of assumed conversion of $3 million
  Series D Preferred Stock                              52,500            53,000            157,500          95,000
                                                   -----------       -----------         ----------     -----------

Adjusted net income for diluted EPS                $ 1,574,050       $   944,550         $5,135,150     $ 3,520,650
                                                   ===========       ===========         ==========     ===========

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(C) Residential properties completed or under construction consists of the following:

                                                      (In thousands)
                                       March 31, 2000           June 30, 1999
                                       --------------           -------------

         Under contract for sale         $ 55,888                 $  41,144
         Unsold                             8,317                    10,656
                                         --------                 ---------
                                         $ 64,205                 $  51,800
                                         ========                 =========


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

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. During the first nine months of fiscal 2000, the Company purchased land for future development with an aggregate purchase price of approximately $20,615,000. These land acquisitions were financed with a combination of secured mortgage obligations, an unsecured line of credit arrangement with Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company and available cash. At March 31, 2000, the Company had approximately $62,299,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. Additionally, the Company had approximately $1,750,000 available to be drawn under existing unsecured line of credit and working capital arrangements with Mr. Orleans. The Company believes that the funds generated from operations and financing commitments from available lenders will provide the Company with sufficient capital to meet its existing operating needs.

Results of Operations

         The following table sets forth certain details as to residential sales activity for the nine months ended March 31, 2000 and 1999, in the case of revenues earned and new orders, and at the end of the periods indicated, in the case of backlog.

                                                Nine Months Ended
                                   -----------------------------------------
                                   March 31, 2000             March 31, 1999
                                   --------------             --------------
                                             (Dollars in thousands)

Revenues Earned                        $125,238                 $102,338
  Units                                     566                      516
  Average Price Per Unit               $    221                 $    198

New Orders                             $150,365                 $120,206
  Units                                     561                      575
  Average Price Per Unit               $    268                 $    209

Backlog                                $126,191                 $ 88,621
  Units                                     420                      398
  Average Price Per Unit               $    300                 $    223


         The number of new orders for the nine months ended March 31, 2000 decreased by approximately 2% to 561 new orders, compared to 575 new orders during the nine months ended March 31, 1999. The number of new orders decreased due to an increase in larger single family homes and a decrease in the number of townhomes offered for sale by the Company, when compared to the prior fiscal period. In addition, new orders decreased due to an increase in base selling price and an increase in mortgage interest rates when compared to the prior fiscal period. Dollar volume of new orders for the nine months ended March 31, 2000 increased by approximately 25% to $150,365,000, compared to $120,206,000 during the nine months ended March 31, 1999. The average price per unit of new orders increased primarily due to an increase in the average price of single family homes sold in the first nine months of fiscal 2000, compared to the first nine months of fiscal 1999. The increase in the average price of single family homes sold can be partially attributed to new communities in Bucks County, Pennsylvania and Somerset County, New Jersey, with an average selling price of approximately $663,000. In addition, the Company is selling more single family homes when compared to total homes sold for the current fiscal period compared to the prior fiscal period and the Company is selling larger single family homes, resulting in higher selling prices, when compared to the prior comparable period. Further, unit sales prices have been increased for the majority of communities open during the first nine months of fiscal 2000, when compared with the same communities and units offered for sale in the first nine months of fiscal 1999.

         The dollar backlog at March 31, 2000, increased approximately 42% to $126,191,000 on 420 homes, as compared to the backlog at March 31, 1999 of $88,621,000 on 398 homes. The increased backlog is primarily attributable to an increase in the average selling price per unit. In addition, the Company's continued geographic expansion with its new communities, coupled with favorable economic conditions and consumer sentiment, resulted in the increased backlog.

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

         Since the rollover to the year 2000, the Company has not experienced any adverse effects on its operations as a result of the Y2K issue. While the Company believes it has taken all appropriate steps to achieve internal Y2K compliance, any potential future business interruptions, costs, damages or losses related thereto, are also dependent upon the Y2K compliance of third parties. In the event that the Company or any of the Company's vendors, subcontractors or suppliers experience future disruptions due to the Y2K issue, the Company's operations could be adversely affected. The Y2K issue is universal and complex, as virtually every computer operation may be affected in some way. Although no significant Y2K issues have arisen to date, no assurance can be given that complete Y2K compliance has been currently achieved.

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

           Three Months and Nine Months Ended March 31, 2000 and 1999

Operating Revenues

         Earned revenues for the first nine months of fiscal 2000 increased $19,542,000 to $127,265,000, or 18.1%, compared to the first nine months of fiscal 1999. Revenues from the sale of residential homes included 566 homes totaling $125,238,000 during the first nine months of fiscal 2000, as compared to 516 homes totaling $102,338,000 during the first nine months of fiscal 1999. The increase in revenues for the first nine months of fiscal 2000, as compared to the first nine months of fiscal 1999, is attributable to the number of units delivered and an increase in average selling price, which is the result of the expanding geographic scope of the Company's operations and favorable economic conditions affecting unit sales volume and price. The average selling price per unit increased to approximately $221,000 during the first nine months of fiscal 2000, as compared to approximately $198,000 during the first nine months of fiscal 1999. This increase in average selling price is due to an increase in the base price per unit, an increase in option revenue per unit, and an increase over the prior comparable period in the percentage of single family homes delivered when compared to total homes delivered for the period.

         Earned revenues for the third quarter of fiscal 2000 increased $9,637,000 to $40,961,000, or 30.8%, compared to the third quarter of fiscal 1999. Revenues from the sale of residential homes included 184 homes totaling $40,453,000 during the third quarter of fiscal 2000, as compared to 134 homes totaling $28,488,000 during the third quarter of fiscal 1999. The increase in revenues for the third quarter of fiscal 2000, as compared to the third quarter of fiscal 1999, is primarily attributable to the number of units delivered which is the result of the expanding geographic scope of the Company's operations and favorable economic conditions affecting unit sales volume and price. The average selling price per unit increased to approximately $220,000 during the third quarter of fiscal 2000, as compared to approximately $213,000 during the comparable quarter of the prior fiscal year. The Company had no land sales for the third quarter of fiscal 2000, compared to $2,341,000 of land sales for the third quarter of fiscal 1999.

Costs and Expenses

         Costs and expenses for the first nine months of fiscal 2000 increased $16,834,000, or 16.5%, compared with the first nine months of fiscal 1999. The first nine months of fiscal 2000 cost of residential properties increased $18,102,000 to $104,859,000, or 20.9%, when compared with the first nine months of fiscal 1999. This increase in residential property costs is less than the percentage increase in residential property revenues when compared with the same period in fiscal 1999. Overall profit margins on residential properties improved, as the gross profit of residential properties as a percentage of residential property revenues was 16.3% for the first nine months of fiscal 2000 compared with 15.2% for the first nine months of fiscal 1999. The increase in gross profit is primarily due to an increase in base selling prices per unit in excess of an increase in the cost of residential properties per unit when compared to the prior comparable period.

         For the first nine months of fiscal 2000, selling, general and administrative expenses increased $1,831,000 to $12,886,000, or 16.6%, when compared with the first nine months of fiscal 1999. The year-to-date fiscal 2000 increase in selling, general and administrative expenses is primarily attributable to an increase in sales incentives as a result of the increase in residential property revenues. The selling, general and administrative expenses as a percentage of residential property revenues decreased to 10.3% during the first nine months of fiscal 2000 compared to 10.8% for the comparable period in the prior fiscal year. The decrease in selling, general and administrative expenses as a percentage of residential property revenue can be attributed to an increase in revenues, combined with the fixed portion of costs related to advertising, sales office expenses and administrative office expense, remaining relatively consistent with the prior comparable period.

         Costs and expenses for the third quarter of fiscal 2000 increased $10,388,000 or 37%, excluding the change in the cost of land sales, when compared with the third quarter of fiscal

1999. The third quarter of fiscal 2000 cost of residential properties increased $9,517,000 to $33,582,000, or 39.5%, when compared with the third quarter of fiscal 1999. This increase in residential property costs is less than the percentage increase in residential property revenues when compared with the third quarter of fiscal 1999. Overall profit margins on residential properties improved, as the gross profit of residential properties as a percentage of residential property revenues was 17.0% for the third quarter of fiscal 2000 compared with 15.5% for the third quarter of fiscal 1999. The increase in gross profit is primarily due to an increase in base selling price per unit in excess of an increase in the cost of residential properties per unit when compared to the prior comparable period.

         For the third quarter of fiscal 2000, selling, general and administrative expenses increased $969,000 to $4,541,000, or 27.1%, when compared with the third quarter of fiscal 1999. The third quarter fiscal 2000 increase in selling, general and administrative expenses is primarily attributable to an increase in sales incentives as a result of the increase in residential property revenues. The selling, general and administrative expenses as a percentage of residential property revenues decreased to 11.2% during the third quarter of fiscal 2000, compared to 12.5% in the comparable quarter of the prior fiscal year. The decrease in selling, general and administrative expenses as a percentage of residential property revenue can be attributed to an increase in revenues, combined with the fixed portion of costs related to advertising, sales office expenses and administrative office expense, remaining relatively consistent with the prior comparable period.

Net Income Available for Common Shareholders

         Net income available for common shareholders for the first nine months of fiscal 2000 was $4,880,000 ($.43 basic and $.33 diluted earnings per share), compared with $3,328,000 ($.29 basic and $.23 diluted earnings per share) for the first nine months of fiscal 1999. This increase in net income available for common shareholders is primarily attributable to an increase in residential revenues as a result of increases in sales volume and average selling price per unit, combined with a decrease in selling, general and administrative costs as a percentage of residential property revenues.

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


                                         ORLEANS HOMEBUILDERS, INC.
                                         (Registrant)

         May 12, 2000                    /s/ Michael T. Vesey
                                         -------------------------------------
                                         Michael T. Vesey
                                         President and Chief Operating Officer


         May 12, 2000                    /s/ Joseph A. Santangelo
                                         -------------------------------------
                                         Joseph A. Santangelo
                                         Treasurer, Secretary and
                                         Chief Financial Officer