Form 10-K
period 2000-06-30
ORLEANS HOMEBUILDERS INC
filed 2000-09-14
CIK 38570

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934  [FEE REQUIRED]

                     For the fiscal year ended June 30, 2000
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

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

     Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
                  Title                                  on which Registered
                  -----                                  -------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

The aggregate market value of voting stock held by nonaffiliates of the registrant as of September 6, 2000 was approximately $5,108,000.

Number of shares of outstanding Common Stock as of September 6, 2000 was 11,357,893, shares (excluding 1,340,238 shares held in Treasury).

Part III (except for information included under Part I relating to executive officers of the registrant) is incorporated by reference from the proxy statement for the annual meeting of Stockholders scheduled to be held in December, 2000.

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                            PAGE
ITEM 1.           Business.
                    General                                                    1

ITEM 2.           Properties.
                    Lease of Executive Offices                                 8

ITEM 3.           Legal Proceedings                                            8

ITEM 4.           Submission of Matters to a Vote of Security Holders          8

ITEM 4A.          Executive Officers of the Registrant                         9

                                     PART II
                                     -------

ITEM 5.           Market for Registrant's Common Stock and
                    Related Stockholder Matters                               10

ITEM 6.           Selected Financial Data                                     11

ITEM 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       12

ITEM 7A.          Quantitative and Qualitative Disclosures About
                    Market Risk                                               17

ITEM 8.           Financial Statements and Supplementary Data                 18

ITEM 9.           Changes in and Disagreements With Accountants
                    on Accounting and Financial Disclosure                    41


                                    PART III
                                    --------

ITEM 10.          Directors and Executive Officers of Registrant              41

ITEM 11.          Executive Compensation                                      41

ITEM 12.          Security Ownership of Certain Beneficial Owners
                    and Management                                            41

ITEM 13.          Certain Relationships and Related Transactions              41

                                     PART IV
                                     -------

ITEM 14.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                         41

Item l.  Business.

General
-------

          The Company develops residential communities in Southeastern Pennsylvania and Central and Southern New Jersey. The Company's operations in Pennsylvania and New Jersey are in the Philadelphia metropolitan area, primarily in Bucks, Chester and Delaware Counties in Pennsylvania and in Burlington, Camden and Gloucester Counties in New Jersey.

         The Company operates as both a developer and builder. The Company builds and sells condominiums, townhouses and single-family homes; and sells land and developed homesites. During the fiscal year ended June 30, 2000, the Company delivered 768 residential units, as compared to 718 units in fiscal 1999. Revenues earned from residential property activities increased by 22.5% during fiscal 2000 to $176,189,000, as compared to $143,827,000 in fiscal 1999. At June 30, 2000, the Company's backlog increased by 26.6% to $127,899,000, representing 409 units, compared to $101,065,000 and 425 units, at June 30, 1999. In addition, as of June 30, 2000, there were reservation deposits relating to 21 units at the Company's various developments which had an aggregate sales value of $6,203,000, as compared to 25 units aggregating $6,862,000 at June 30, 1999.

         Effective July 1998, the Registrant changed its name from FPA Corporation to Orleans Homebuilders, Inc. ("OHB" or the "Company"). The Company's predecessor, Florida Palm-Aire Corporation, was formed in 1959 and was merged into Orleans Homebuilders, Inc., a Delaware corporation formed on September 4, 1969. In 1965, the late Marvin Orleans and Orleans Construction Co., a general partnership substantially owned and controlled by Marvin Orleans and his late father, A.P. Orleans, acquired the controlling interest in the Company. In 1993, the Company acquired Orleans Construction Corp. ("OCC") from Jeffrey P. Orleans. Unless otherwise indicated, the terms the "Company" and "OHB" include Orleans Homebuilders, Inc. and all of its Subsidiaries.

         Jeffrey P. Orleans, the son of Marvin Orleans and Chairman of the Board and Chief Executive Officer of the Company, owns, directly or indirectly, approximately 7,324,828 shares of Common Stock, par value $.10 per share ("Common Stock"), which represents approximately 64.5% of the outstanding shares, excluding treasury shares, as of September 8, 2000. In addition, if Mr. Orleans were to convert his Convertible Subordinated 7% Note (See Note 7 of Notes to Consolidated Financial Statements) and his Series D Preferred Stock (See Note 9 of Notes to Consolidated Financial Statements) into common shares, he would then own 73.7% of the then outstanding shares.

New Business
------------

         The Company has plans to expand into other market areas. In June, 2000 the Company entered into a non-binding letter of intent to acquire Parker Lancaster Corporation, a privately-held residential home builder, with operations in Virginia, North Carolina and South Carolina. Parker Lancaster's reported revenues for the year ended June 30, 1999 and for the nine months ended March 31, 2000, were approximately $85 million and $60 million, respectively. A definitive agreement has not been executed and there can be no assurance that the acquisition will be consummated.

Residential Development
-----------------------

         The Company's activities in developing residential communities include the sale of residential properties and the sale of land and developed homesites to independent builders. The Company occasionally participates in joint ventures in certain of these activities.

         The following table sets forth certain information at June 30, 2000 with respect to land holdings, active communities of the Company under development and those where construction is expected to commence in the near future.

                  RESIDENTIAL DEVELOPMENTS AS OF JUNE 30, 2000
                  --------------------------------------------

               No. of Total Units       Total Units      Total Units     Reservation    Unit Price        Remaining
State       Communities    Approved      Delivered      Under Contract     Deposits      Range(1)         Approved Units(2)
-----       -----------    --------      ---------      --------------     --------      --------         -----------------

PA              11           981            394               113             6          $ 117,000               468
                                                                                         $ 587,000

NJ              25         2,738          1,418               296            15          $  96,000             1,009
                --         -----          -----               ---            --          $ 674,000             -----
                36         3,719          1,812               409            21                                1,477
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

The following table sets forth certain detail as to residential sales activity. The information provided is for the twelve months ended June 30, 2000, 1999 and 1998 in the case of revenues earned and new orders, and as of June 30, 2000, 1999 and 1998 in the case of backlog.

                                                  Year Ended June 30,
                                          ------------------------------------
                                            2000          1999*         1998*
                                          --------      --------      --------
                                                 (Dollars in Thousands)

Revenues earned                           $176,189      $143,827      $106,246
   Units                                       768           718           589
   Average price per unit                 $    229      $    200      $    180
New orders                                $203,023      $173,897      $139,129
   Units                                       752           803           719
   Average price per unit                 $    270      $    217      $    194
Backlog                                   $127,899      $101,065      $ 70,995
   Units                                       409           425           340
   Average price per unit                 $    313      $    238      $    209


* Included in revenues earned and new order data for fiscal 1999 are four low income housing units purchased by Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company. The units had an aggregate sales value of $176,000. In addition, included in revenues earned for fiscal 1998 are 26 low income housing units purchased by Mr. Orleans, with an aggregate sales value of $1.4 million. The selling price of all units, which are determined by state statute, are the same as if the units had been sold to unaffiliated third parties. These transactions will satisfy, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey.

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

         The Company does not manufacture any of the materials or other items used in the development of its communities, nor does the Company maintain substantial inventories of materials. Standard building materials, appliances and other components are purchased in volume. The Company has not experienced significant delays in obtaining materials needed by it to date and has long-standing relationships with many of its major suppliers and contractors. None of the Company's suppliers accounted for more than 10% of the Company's total purchases in the fiscal year ended June 30, 2000.

         Sales and Customer Financing
         ----------------------------

         The Company conducts a marketing program that is directed to purchasers of primary residences. In Pennsylvania and New Jersey, A.P. Orleans Inc., a wholly-owned subsidiary of the Company, is the exclusive sales agent.

         Model homes and sales centers are constructed to promote sales. A variety of custom changes are permitted at the request of home buyers. The Company advertises extensively using newspapers, billboards, the internet and other types of media. The Company also uses brochures to describe each community.

         The Company's customers generally require mortgage financing to complete their purchases. The Company has a mortgage department to assist its home buyers in obtaining financing from unaffiliated lenders and the Company receives a fee for this service.

         The Company applies for project financing approvals from the Federal Housing Administration, the Veterans Administration and the Federal National Mortgage Association for many of its moderately priced communities. These approvals assist customers in their ability to obtain competitive fixed and adjustable rate mortgages with moderate down payments and liberal underwriting requirements. The Company has obtained approvals for most projects and anticipates additional approvals during fiscal 2001; however, there can be no assurance that additional approvals will be obtained.

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

         As of June 30, 2000, the Company had contracted to acquire twenty-one additional parcels of land in its existing markets, totaling approximately 2,800 residential lots for an aggregate purchase price of approximately $81,260,000. The Company anticipates completing a majority of these acquisitions during the next two fiscal years.

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

         As discussed in Notes 1 and 2 of Notes to Consolidated Financial Statements, the Company, through a wholly owned subsidiary, is the General Partner in Versailles Associates, L.P., a limited partnership comprised of private investors, formed to purchase and develop a 102 multi-family unit community in Cherry Hill, New Jersey. As of June 30, 1998, all units have been delivered and final distributions for the partnership occurred during fiscal 1999.

         Also, as discussed in Notes 1 and 2 of Notes to Consolidated Financial Statements, OCC has entered into a joint venture with Bridlewood Associates, L.P. OCC is the general partner in this limited partnership formed to develop an 85 acre parcel of land in Mount Laurel, New Jersey. As of June 30, 1999, all units have been delivered. The partnership has been substantially liquidated as of June 30, 2000.

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

         Employees
         ---------

         The Company, as of June 30, 2000, employed 60 executive, administrative and clerical personnel, 51 sales personnel, 96 construction supervisory personnel and laborers, for a total of 207 employees.

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

Item 2.  Properties.

         Lease of Executive Offices
         --------------------------
         Except as noted below, the Company's real property assets are described generally under Item 1 - Business.

          The Company is currently leasing office space comprising approximately 15,000 square feet at One Greenwood Square at 3333 Street Road, Bensalem, Pennsylvania. The annual rent is approximately $240,000 and the lease expires on December 31, 2006.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

                  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 4A. Executive Officers of the Registrant.

         The following list contains certain information relative to executive officers of the Company. There are no family relationships among any executive officers. The term of each executive officer expires at the next annual meeting of the Board of Directors following the Annual Meeting of Stockholders scheduled to be held in December, 2000 or until their successors are duly elected and qualified.


                                            Position                            Principal Occupation and Offices
   Name                             Age     or Office                           Past Five Years
   ----                             ---     ---------                           ---------------

Jeffrey P. Orleans                  54      Chairman of the Board               Served as Chairman of the Board and
                                            and Chief Executive Officer         Chief Executive Officer since September 1986.

Benjamin D. Goldman                 54      Vice Chairman and Director          Elected Vice Chairman in April 1998.
                                                                                Served as President from May 1992 to April 1998. Has
                                                                                served as a Director of the Company since May 1992.


Michael T. Vesey                    41      President and Chief                 Elected President and Chief Operating
                                            Operating Officer                   Officer in April 1998.  Served as Executive
                                                                                Vice President responsible for project management
                                                                                from July 1994 through April 1998.

Joseph A. Santangelo                46      Chief Financial Officer,            Elected Chief Financial Officer of the Company
                                            Treasurer and Secretary             in July 1994. He was elected Secretary of the
                                                                                Company in May 1992 and has been Treasurer since
                                                                                joining the Company in March 1987.

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

         The principal market on which the Company's Common Stock is traded is the American Stock Exchange, Inc. Effective July 1998, in conjunction with the Company's name change to Orleans Homebuilders, Inc., the Company's ticker symbol was changed from "FPO" to "OHB".

         The high and low sales prices on the Exchange for the periods indicated are as follows:

         Fiscal year
         ended June 30,                   High               Low
         --------------                   ----               ---

         2000   First Quarter           $ 1.875           $ 1.500
                Second Quarter            1.750             1.250
                Third Quarter             2.313             1.438
                Fourth Quarter            2.125             1.438

         1999   First Quarter           $ 2.688           $ 1.375
                Second Quarter            2.688             1.375
                Third Quarter             2.563             1.750
                Fourth Quarter            2.188             1.625


         The number of common stockholders of record of the Company as of September 6, 2000 was approximately 300.

         The Company has not paid a cash dividend since December 1982. Payment of dividends will depend upon the earnings of the Company, its funds derived from operations, its working capital needs, its debt service requirements, its general financial condition and other factors (including, without limitation, restrictions in certain financing agreements). No assurance can be given that the Company will pay dividends in the future.

Item 6.     Selected Financial Data

            The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included under Item 8 of the Form 10K.

                                                                              Year Ended June 30,
                                                                     (In thousands, except per share data)
Operating Data                              2000                 1999                 1998                 1997               1996
--------------                              ----                 ----                 ----                 ----               ----

Earned revenues                          $ 178,997            $ 150,573          $ 108,998            $ 101,996           $ 94,359
Income from continuing operations            7,539                5,367              1,668                1,615              1,235
Income per share from
  continuing operations:
            Basic                             0.65                 0.46               0.15                 0.14               0.11
            Diluted                           0.49                 0.36               0.14                 0.14               0.10





                                                                            Balance at June 30,
                                                                              (In thousands)

Balance Sheet Data                          2000                 1999               1998                 1997               1996
------------------                          ----                 ----               ----                 ----               ----

Residential properties                    $ 65,669             $ 51,800           $ 47,209             $ 35,355           $ 34,263
Land and improvements                       61,991               59,763             64,044               60,067             46,654
Total assets                               150,328              136,537            130,525              107,613             92,866
Mortgage obligations
  secured by real estate                    69,344               67,129             65,136               53,637             42,524
Subordinated debentures                       --                   --                  601                  601                618
Other notes payable                          7,563                8,951             14,970               13,618             12,782
Shareholders' equity                        33,271               25,942             17,719               16,051             13,949


          The Company has not paid a cash dividend since December 1982.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
         The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At June 30, 2000, the Company had approximately $62,155,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. The Company believes that the funds generated from operations and financing commitments from available lenders will provide the Company with sufficient capital to meet its operating needs through fiscal 2001.

         The Company has continued its ongoing land acquisition efforts during fiscal 2000. During this period, the Company acquired, in its existing markets, land for future development with an aggregate purchase price of approximately $20,740,000. Marketing activities had commenced on a majority of these communities as of June 30, 2000 and the remaining communities will commence marketing activities in the next fiscal year.

         As of June 30, 2000, the Company had contracted to purchase twenty-one additional parcels of land, in its existing markets, for an aggregate purchase price of approximately $81,260,000. These purchase agreements are subject to due diligence review and are contingent upon the receipt of governmental approvals. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. The Company anticipates completing a majority of these acquisitions during the next two fiscal years.

Overview of Operations
----------------------
         The tables included in "Item 1 - Business" summarize the Company's revenues, new orders and backlog data for the year ended June 30, 2000 with comparable data for fiscal 1999 and 1998.

         The dollar value of new orders for fiscal 2000 increased by approximately 17% to $203,023,000 on 752 units compared to $173,897,000 on 803 units during fiscal 1999. The increase in new order dollars can be attributed to an increase in the average price per unit of new orders. The average price per unit of new orders increased due to a change in product mix toward higher priced and larger single family homes sold in fiscal 2000 compared to fiscal 1999. In addition, favorable economic conditions and consumer sentiment contributed to this increase in new orders. Single family homes sold in fiscal 2000 accounted for approximately 52% of total unit sales compared with approximately 46% during fiscal 1999. In addition, the average unit sales price increased for the majority of communities open during fiscal 2000 compared with the same units offered for sale in fiscal 1999.

         The dollar backlog at June 30, 2000 increased by approximately 27% to $127,899,000 on 409 homes, as compared to the backlog at June 30, 1999 of $101,065,000 on 425 homes. The Company's change in product mix toward higher priced and larger single family homes, coupled with favorable economic conditions and consumer sentiment, resulted in the increased backlog level. The Company anticipates delivering substantially all of its backlog units during fiscal 2001.

Inflation
---------
         Inflation can have a significant impact on the Company's liquidity. Rising costs of land, materials, labor, interest and administrative costs have generally been recoverable in prior years through increased selling prices. However, there is no assurance the Company will be able to continue to increase prices to cover the effects of inflation in the future.


                    Fiscal Years Ended June 30, 2000 and 1999
                    -----------------------------------------

Results of Operations
---------------------

         Operating Revenues
         ------------------
         Earned revenues for fiscal 2000 increased $28,424,000 to $178,997,000, or 18.9%, compared to fiscal 1999. Revenues from the sale of residential homes included 768 homes totaling $176,189,000 during fiscal 2000, as compared to 718 homes totaling $143,827,000 during fiscal 1999. The increase in revenues for fiscal 2000, as compared to fiscal 1999, is attributable to the number of units delivered and an increase in average selling price, which is the result of the expanding geographic scope of the Company's operations, and favorable economic conditions affecting unit sales volume and price. The average selling price per unit increased to approximately $229,000 during fiscal 2000, as compared to approximately $200,000 during fiscal 1999. The increase in average selling price is due to an increase in the base price per unit, option revenue per unit, and an increase over the prior comparable period in the percentage of single family homes delivered when compared to total homes delivered for the period. Fiscal 2000 revenue from land sales decreased approximately $4,214,000 to $405,000 as compared to $4,619,000 in fiscal 1999. This decrease is primarily due to a decrease in the number and size of developed homesites sold during fiscal 2000 compared with fiscal 1999.

Costs and Expenses
------------------

         Costs and expenses for fiscal 2000 increased $24,922,000 to $166,838,000, or 17.6%, compared with fiscal 1999. The fiscal 2000 cost of residential properties increased $26,472,000 to $147,287,000, or 21.9% when compared with fiscal 1999. This increase in residential property costs is less than the percentage increase in residential property revenues when compared with the prior fiscal year. Overall profit margins on residential properties improved, as the gross profit of residential properties as a percentage of residential property revenues was 16.4% for fiscal 2000, compared with 16.0% for fiscal 1999. The increase in gross profit of residential property revenues is primarily due to an increase in base selling prices per unit in excess of an increase in the cost of residential properties per unit when compared to the prior comparable period. In addition, the cost of land sales for fiscal 2000 decreased $3,531,000 when compared to fiscal 1999. The decrease in the cost of land sales is due to the overall decrease in land sale revenues. The gross profit of land sales as a percentage of land sale revenues was 13.6% for fiscal 2000 compared with 16.0% for fiscal 1999.

         Fiscal 2000 selling, general and administrative expenses increased $2,227,000 to $17,742,000, or 14.4% when compared with fiscal 1999. The fiscal 2000 increase in selling, general and administrative expenses is attributable to an increase in sales incentives, sales office expense and advertising costs, as a result of the increase in residential property revenues. The selling, general and administrative expenses as a percentage of residential property revenues decreased to 10.1% during fiscal 2000, compared to 10.8% in the prior fiscal year. The decrease in selling, general and administrative expenses as a percentage of residential property revenue can be attributed to an increase in revenues, combined with the fixed portion of costs related to advertising, sales office expenses and administrative office expense, remaining relatively consistent with the prior comparable period.

Net Income Available for Common Shareholders
--------------------------------------------

         Net income available for common shareholders for fiscal 2000 was $7,329,000 ($.65 basic and $.49 diluted earnings per share), compared with $5,220,000 ($.46 basic and $.36 diluted earnings per share) for fiscal 1999. This increase in net income available for common shareholders is primarily attributable to an increase in residential revenues as a result of unit sales volume, combined with a decrease in selling, general and administrative costs as a percentage of residential property revenues.

                    Fiscal Years Ended June 30, 1999 and 1998
                    -----------------------------------------

Results of Operations
---------------------

         Operating Revenues
         ------------------

         Earned revenues for fiscal 1999 increased $41,575,000 to $150,573,000, or 38.1% compared with fiscal 1998. Revenues from the sale of residential homes included 718 homes totaling $143,827,000 during fiscal 1999, as compared to 589 homes totaling $106,246,000 during fiscal 1998. Revenues from related parties for fiscal 1999 included four low income homes with a sales value of $176,000, as compared to 27 low income homes with a sales value of $1,472,000 for fiscal 1998. These sales have satisfied, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The selling prices of these homes, which is determined by state statute, were the same as if the homes had been sold to unaffiliated third parties. The increase in revenues for fiscal 1999, as compared to fiscal 1998, is primarily attributable to the number of units sold which is the result of expanding the Company's operations in the Delaware Valley, as well as Central New Jersey, and favorable economic conditions affecting unit sales volume and price. The average selling price per unit increased to approximately $200,000 during fiscal 1999, as compared to approximately $180,000 during fiscal 1998. The increase in average selling price is partially due to an increase in the base price per unit, option revenue per unit, and an increase over the prior comparable period in the percentage of single family homes delivered when compared to total homes delivered for the period. Fiscal 1999 revenue from land sales increased approximately $3,510,000, or four times the land sales revenue from fiscal 1998. This increase is primarily due to an increase in the number and size of developed homesites sold during fiscal 1999 compared with fiscal 1998.

         Costs and Expenses
         ------------------

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

Net Income Available for Common Shareholders
--------------------------------------------

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
--------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995.
-----------------------------------------

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


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company is exposed to market risk in the area of interest rate changes. A majority of the Company's debt is variable based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, an increase in interest rates of 100 basis points will increase cost of sales and interest expense by approximately $450,000. Generally, the Company has been able to increase prices to cover portions of any increase in interest rates. As a result, the Company believes that reasonably possible near-term changes in interest rates will not result in a material effect on future earnings, fair values or cash flows of the Company.

Item  8.   Financial Statements and Supplementary Data.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Reports of independent accountants                                         19-20

Consolidated balance sheets at June 30, 2000                                  21
     and June 30, 1999

Consolidated statements of operations and retained                            22
     earnings for the years ended June 30, 2000, 1999 and 1998

Consolidated statements of cash flows for the
     years ended June 30, 2000, 1999 and 1998                                 23

Notes to consolidated financial statements                                    24


         All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         The individual financial statements of the Registrant's subsidiaries have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at June 30, 2000, excepting indebtedness incurred in the ordinary course of business.

                        Report of Independent Accountants
                        ---------------------------------




To the Board of Directors and Shareholders of Orleans Homebuilders, Inc.

In our opinion, the accompanying consolidated balance sheet as of June 30, 2000 and the related consolidated statements of operations and retained earnings and of cash flows for the years ended June 30, 2000 and June 30, 1998 present fairly, in all material respects, the financial position of Orleans Homebuilders, Inc. and its subsidiaries (the "Company") at June 30, 2000 and the results of their operations and their cash flows for the years ended June 30, 2000 and June 30, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Company as of June 30, 1999 and for the year then ended were audited by other independent accountants whose report dated October 11, 1999 expressed an unqualified opinion on those statements.



PricewaterhouseCoopers LLP
September 6, 2000

                          Independent Auditors' Report
                          ----------------------------


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Orleans Homebuilders, Inc. and subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepting accounting principles.

                                                          KPMG LLP


Philadelphia, Pennsylvania
October 11, 1999

                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                   June 30,                June 30,
                                                                                     2000                   1999
                                                                                   ---------              ---------
Assets
Cash                                                                               $   2,719              $   6,738
Restricted cash - customer deposits                                                    8,737                  6,128
Real estate held for development and sale:
    Residential properties completed or under construction                            65,669                 51,800
    Land and improvements held for development or sale                                61,991                 59,763
Property and equipment, at cost, less accumulated depreciation                           439                  1,948
Receivables, deferred charges and other assets                                        10,773                 10,160
                                                                                   ---------              ---------
    Total Assets                                                                   $ 150,328              $ 136,537
                                                                                   =========              =========


Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                                    $ 18,895               $ 15,530
Accrued expenses                                                                      10,359                 10,353
Customer deposits                                                                      8,737                  6,128
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                                              69,344                 67,129
Notes payable - related parties                                                        4,810                  5,999
Other notes payable                                                                    2,753                  2,952
Deferred income taxes                                                                  2,159                  2,504
                                                                                   ---------              ---------
    Total Liabilities                                                                117,057                110,595
                                                                                   ---------              ---------
Commitments and contingencies

Shareholders' Equity:
Preferred stock, $1 par, 500,000 shares authorized:
    Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value, issued and outstanding 100,000
    shares ($3,000,000 liquidation preference)                                         3,000                  3,000
Common stock, $.10 par, 20,000,000 shares authorized,
    12,698,131 shares issued                                                           1,270                  1,270
Capital in excess of par value - common stock                                         17,726                 17,726
Retained earnings                                                                     12,250                  4,921
Treasury stock, at cost (1,340,238 shares held at
    June 30, 2000 and June 30, 1999)                                                    (975)                  (975)
                                                                                   ---------              ---------
Total Shareholders' Equity                                                            33,271                 25,942
                                                                                   ---------              ---------

Total Liabilities and Shareholders' Equity                                         $ 150,328              $ 136,537
                                                                                   =========              =========


                 See notes to consolidated financial statements

                  Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        and Changes in Retained Earnings
                    (in thousands, except per share amounts)



                                                                          For the year ended June 30,
                                                                  2000               1999               1998
                                                               ---------          ---------          ---------
Earned revenues
    Residential properties                                     $ 176,189          $ 143,827          $ 106,246
    Land sales                                                       405              4,619              1,109
    Other income                                                   2,403              2,127              1,643
                                                               ---------          ---------          ---------
                                                                 178,997            150,573            108,998
                                                               ---------          ---------          ---------
Costs and expenses
    Residential properties                                       147,287            120,815             90,404
    Land sales                                                       350              3,881                891
    Other                                                          1,030              1,098                784
    Selling, general and administrative                           17,742             15,515             13,573
    Interest
      Incurred                                                     7,656              7,597              7,564
      Less capitalized                                            (7,227)            (6,990)            (6,786)
    Minority interests                                              -                  -                  (122)
                                                               ---------          ---------          ---------
                                                                 166,838            141,916            106,308
                                                               ---------          ---------          ---------

Income from operations before income taxes                        12,159              8,657              2,690
Income tax expense                                                 4,620              3,290              1,022
                                                               ---------          ---------          ---------
Net income                                                         7,539              5,367              1,668
Preferred dividends                                                  210                147               --
                                                               ---------          ---------          ---------
Net income available for common shareholders                       7,329              5,220              1,668
Retained earnings (deficit), at beginning of period                4,921               (299)            (1,967)
                                                               ---------          ---------          ---------
Retained earnings (deficit), at end of period                  $  12,250          $   4,921          $    (299)
                                                               =========          =========          =========
Basic earnings per share                                       $    0.65          $    0.46          $    0.15
                                                               =========          =========          =========
Diluted earnings per share                                     $    0.49          $    0.36          $    0.14
                                                               =========          =========          =========


                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                For the year ended June 30,
                                                                        2000               1999               1998
                                                                        -------            -------           -------

Cash flows from operating activities:
    Net income                                                          $ 7,539            $ 5,367           $ 1,668
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                           218                326               214
Changes in operating assets and liabilities:
    Restricted cash - customer deposits                                  (2,609)            (2,226)           (1,978)
    Real estate held for development and sale                           (16,097)              (310)          (15,831)
    Receivables, deferred charges and other assets                         (613)               485            (2,467)
    Accounts payable and other liabilities                                4,529                646             6,415
    Customer deposits                                                     2,609              2,226             1,978
                                                                        -------            -------           -------
Net cash (used in) provided by operating activities                      (4,424)             6,514           (10,001)
                                                                        -------            -------           -------
Cash flows from investing activities:
    Purchases of property and equipment                                    (212)              (382)           (1,599)
                                                                        -------            -------           -------
Net cash used in investing activities                                      (212)              (382)           (1,599)
                                                                        -------            -------           -------
Cash flows from financing activities:
    Borrowings from loans secured by real estate assets                 118,590            107,463            86,537
    Repayment of loans secured by real estate assets                   (116,375)          (105,470)          (75,038)
    Repayment of subordinated debentures                                   --                 (601)             --
    Borrowings from other note obligations                                7,331              1,521             3,752
    Repayment of other note obligations                                  (8,719)            (4,540)           (2,400)
    Stock options exercised                                                --                    3              --
    Preferred stock dividend                                               (210)              (147)             --
    Distribution of minority interests                                     --                 (456)             --
                                                                        -------            -------           -------
Net cash provided by (used in) financing activities                         617             (2,227)           12,851
                                                                        -------            -------           -------

Net (decrease) increase in cash                                          (4,019)             3,905             1,251
Cash at beginning of period                                               6,738              2,833             1,582
                                                                        -------            -------           -------
Cash at end of period                                                   $ 2,719            $ 6,738           $ 2,833
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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The financial statements include the consolidated financial position and results of operations of Versailles Associates, L.P., and Bridlewood Associates, L.P., joint ventures in which a subsidiary of the Company is the sole General Partner. The outside limited partners have been allocated their portion of the income or loss and equity. These amounts are presented as minority interests in the financial statements. As of June 30, 2000, the aforementioned partnerships have been substantially liquidated. All material intercompany transactions and accounts have been eliminated.

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

Interest costs included in Costs and Expenses of residential properties and land sold for fiscal years 2000, 1999 and 1998 were $7,469,000, $7,564,000 and
$5,373,000, respectively.

Advertising costs

The total amount of advertising costs charged to expense was $2,612,000, $2,377,000 and $2,163,000 for the three years ended June 30, 2000, 1999 and
1998, respectively.

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

Leases

The Company's leasing arrangements as lessee include the leasing of certain office space and equipment. These leases have been classified as operating leases. Rent expense was approximately $213,000 for fiscal 2000 and $200,000 for fiscal 1999 and 1998, respectively.

Income taxes

The Company and its subsidiaries file a consolidated federal income tax return. See Note 10 for an additional discussion of income tax matters.

Earnings per share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three years ended June 30, 2000, 1999 and 1998, respectively, are shown in the following table.

                                                            For Year Ended June 30,
                                                 -------------------------------------------
                                                     2000            1999            1998
                                                 -------------------------------------------

Total common shares issued                       12,698,131      12,698,131      12,698,131
Less: Average treasury shares outstanding        (1,340,238)     (1,340,783)     (1,342,113)
                                               ------------    ------------    ------------
Basic EPS shares                                 11,357,893      11,357,348      11,356,018

Effect of assumed shares issued under
treasury stock method for stock options             370,204         465,983         209,750

Effect of assumed conversion of $3 million
Convertible Subordinated 7% Note                  2,000,000       2,000,000            --

Effect of assumed conversion of $3 million
Series D Preferred Stock                          2,000,000       1,386,301            --
                                               ------------    ------------    ------------

Diluted EPS shares                               15,728,097      15,209,632      11,565,768
                                               ============    ============    ============

Net income available for common shareholders   $  7,329,000    $  5,220,000    $  1,668,000

Effect of assumed conversion of $3 million
Convertible Subordinated 7% Note                    130,200         130,200            --

Effect of assumed conversion of $3 million
Series D Preferred Stock                            210,000         147,000            --
                                               ------------    ------------    ------------
Adjusted net income for diluted EPS            $  7,669,200    $  5,497,200    $  1,668,000
                                               ============    ============    ============


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

Consolidated statements of cash flows

For purposes of reporting cash flows, short-term investments with original maturities of ninety days or less are considered cash equivalents. Interest payments, net of amounts capitalized, for fiscal 2000, 1999 and 1998, were $259,000, $440,000 and $459,000, respectively. Income taxes paid were $5,376,000, $3,451,000 and $377,000 for fiscal 2000, 1999 and 1998, respectively.

On October 20, 1998, the Company issued 100,000 shares of Series D Preferred Stock (the "Series D Stock") to Jeffrey P. Orleans in exchange for an aggregate amount of $3,000,000 in Company notes held by Mr. Orleans.

In fiscal 2000, a subsidiary of the Company dedicated a waste water spray irrigation facility to the municipal authority for the Company's Willistown Chase Community in Chester County, Pennsylvania. The net asset value of the waste water spray irrigation facility was approximately $1,503,000 at dedication. The waste water spray irrigation facility was offset against deferred revenue that was collected for this purpose and there was no gain or loss recognized on this transaction.

Comprehensive income

On July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income consists of items such as net income, foreign currency translations and minimum pension liabilities. The Company's comprehensive income and net income are the same for fiscal 2000, 1999 and 1998.

Recent accounting pronouncements

In June, 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133". SFAS No. 133 provides new accounting and reporting standards for use of derivative instruments. Management intends to have the Company adopt this statement, as required by the provisions of SFAS No. 138, effective July 1, 2000. Although not precluded from doing so, the Company and its subsidiaries have not historically used such instruments extensively and, accordingly, management does not believe adoption of SFAS No. 133 will have a material impact on the Company's financial statements.


Note 2.  Joint Ventures

In October, 1992, a wholly owned subsidiary of the Company, Versailles at Europa, Inc. was established to act as the General Partner in a newly formed Versailles Associates, L.P. (the "Partnership"). The financial statements of the Partnership are included in the consolidated financial statements of the Company. The limited partner's share of the income from this entity has been presented as minority interest in the accompanying consolidated financial statements. As of June 30, 1998, all units have been delivered and final distribution to the partners and liquidation of the partnership occurred in fiscal 1999.

Orleans Construction Corp. ("OCC"), a subsidiary of the Company, entered into a joint venture agreement with Bridlewood Associates, L.P., a limited partnership formed to develop an 85 acre parcel of land in Mount Laurel, New Jersey. OCC is the managing general partner. OCC and the limited partner share equally in the profits or losses of the entity. The financial statements of the Partnership are included in the consolidated financial statements of the Company. The limited partner's share of the income and capital from this entity has been presented as minority interest in the accompanying consolidated financial statements. As of June 30, 1999, all units have been delivered and the partnership has been substantially liquidated during fiscal 2000.

Note 3.  Certain Transactions with Related Parties

During fiscal 1999 and 1998, Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, purchased four (4) and twenty-six (26) low income homes, respectively, with an aggregate sales value of approximately $176,000 and $1,400,000, respectively. These transactions satisfied, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The selling prices for these homes, which are determined by state statute, are the same as if the homes had been sold to unaffiliated third parties.

In December 1997, the Company purchased land approved for the development of 181 lots from Mr. Orleans in exchange for a $500,000 Purchase Money Mortgage, plus a share of one-half of the gross profit in excess of 16% on 134 of the lots. During fiscal 2000, 32 of the lots have settled and the Company accrued approximately $161,000 for Mr. Orleans' share of the gross profit. Included in the Accrued Expenses balance at June 30, 2000, is $58,000 for Mr. Orleans' share of the gross profit, the difference of $103,000 being paid to Mr. Orleans during fiscal 2000.

See Note 7 to the consolidated financial statements for a discussion of other related party transactions.

Note 4. Real Estate Held for Development and Sale

Residential properties completed or under construction consist of the following:

                                                                 June 30,
                                                          --------------------
                                                           2000         1999
                                                          --------------------
                                                             (In thousands)

Condominiums and townhomes                               $22,695       $23,848
Single-family homes                                       42,974        27,952
                                                         -------       -------
                                                         $65,669       $51,800
                                                         =======       =======
Sales status of above properties is as follows:

                                                                 June 30,
                                                          --------------------
                                                           2000         1999
                                                          --------------------
                                                             (In thousands)

Under contract for sale                                  $55,820       $41,144
Unsold                                                     9,849        10,656
                                                         -------       -------
                                                         $65,669       $51,800
                                                         =======       =======
Note 5.  Mortgage Subsidiary

The Company has a wholly-owned financing subsidiary which had been involved, through unaffiliated companies, in issuing mortgage-collateralized bonds. Condensed financial information for the finance subsidiary is as follows:

                                                                 June 30,
                                                          --------------------
                                                           2000         1999
                                                          --------------------
                                                             (In thousands)

Total assets, principally  mortgage notes receivable     $   205       $   262
Total liabilities, principally bonds payable                 145           200
                                                         -------       -------
Advances from parent company                             $    60       $    62
                                                         =======       =======
Net income for the year ended                            $     3       $     4
                                                         =======       =======

Note 6. Property and Equipment

                                                                 June 30,
                                                          --------------------
                                                           2000         1999
                                                          --------------------
                                                             (In thousands)
Property and equipment consists of the following:

Equipment and fixtures                                   $ 1,446       $ 2,963
Less accumulated depreciation                             (1,007)       (1,015)
                                                         -------       -------
                                                         $   439       $ 1,948
                                                         =======       =======

During fiscal 1998, a subsidiary of the Company used the proceeds from a 1997 Chester County Industrial Development Authority Wastewater Treatment Revenue Bond Offering to construct and operate a waste water spray irrigation facility. See Note 7 for additional information on the revenue bonds. In fiscal 2000, the waste water spray irrigation facility was dedicated to the municipal authority for the Company's Willistown Chase Community in Chester County, Pennsylvania. See Note 1 under consolidated statements of cash flows for additional information on the dedication of the waste water spray irrigation facility.

Depreciation expense, included in Other Costs and Expenses on the Company's Consolidated Statements of Operations and Retained Earnings, was $218,000, $326,000 and $214,000 during fiscal 2000, 1999 and 1998, respectively.

Note 7. Mortgage and Other Note Obligations

The maximum balance outstanding under construction and inventory loan agreements at any month end during fiscal 2000, 1999 and 1998 was $63,366,000, $56,308,000 and $48,461,000, respectively. The average month end balance during fiscal 2000, 1999 and 1998 was approximately $60,676,000, $49,980,000 and $39,916,000, respectively, bearing interest at an approximate average annual rate of 8.31%, 8.35% and 8.95%, respectively. At June 30, 2000, the Company had approximately $62,155,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. Mortgage obligations secured by land held for development and sale and improvements aggregating $10,469,000 and $10,820,000 at June 30, 2000 and 1999, respectively, are due in varying installments through fiscal 2003 with annual interest based on LIBOR, the prime rate of interest or a fixed rate of 7%. The LIBOR and prime rate of interest at June 30, 2000 were 6.64% and 9.50%, respectively.

Maturities of land and improvement mortgage obligations, other than residential property construction loans, are as follows: 2001 - $3,361,000; 2002 - $1,427,000; 2003 - $5,681,000. Obligations under residential property and construction loans amounted to $58,875,000 and $56,309,000 at June 30, 2000 and 1999, respectively, and are repaid at a predetermined percentage (approximately 85% on average) of the selling price of a unit when a sale is completed. The repayment percentage varies significantly from community to community and over time within the same community.

Included in the Notes Payable - Related Parties balance at June 30, 2000 and 1999 is a $3,000,000 Convertible Subordinated 7% Note dated August 8, 1996 issued to Jeffrey P. Orleans. This note is convertible into Orleans Homebuilders, Inc. common stock at $1.50 per share. During fiscal 2000, Mr. Orleans agreed to extend the maturity date one year to January 1, 2003, provided the terms of the original Convertible Subordinated 7% Note are not modified. Interest is payable quarterly and principal is due in annual installments of $1,000,000 beginning January 1, 2001.

During fiscal 1999, the Company entered into a $4,000,000 unsecured line of credit agreement with Mr. Orleans. This agreement provides for an annual review for a one-year extension and currently expires June 30, 2002 with annual interest at LIBOR plus 4% payable monthly. There were no principal and interest balances outstanding under this unsecured line of credit agreement at June 30, 2000. The total outstanding principal and interest was $650,000 at June 30, 1999.

At June 30, 1998, the Company had a $2,000,000 Variable Rate Note and a $1,746,000 Demand Note due to Mr. Orleans with interest at prime plus 2%, payable quarterly. In October, 1998, the Company issued 100,000 shares of Series D Preferred Stock in exchange for the $2,000,000 Variable Rate Note and $1,000,000 of the Demand Note. See Note 9 for additional information on the Series D Preferred Stock. The remaining portion of the Demand Note was paid in full in November, 1998.

The Company has a $750,000 Revolving Working Capital Note with Mr. Orleans with interest at the prime rate, payable monthly. There were no principal and interest balances outstanding under the Revolving Working Capital Note at June 30, 2000 and 1999. The Company has the right to reborrow under this facility.

In December 1997, the Company purchased land from Mr. Orleans in exchange for a $500,000 Purchase Money Mortgage ("PMM") plus a share of one-half of the gross profit in excess of 16% on certain specified lots to be developed and sold. See
Note 3 for additional information on the gross profit sharing arrangement. The PMM will be repaid from the proceeds of units sold at this development and bears interest at 7% annually, due no later than 60 months from the date of issuance. The total principal and accrued interest of $177,000 and $300,000, respectively, is included in Notes Payable - Related Parties at June 30, 2000 and 1999.

Prior to October 22, 1993, the date of acquisition by the Company of Orleans Construction Corp., a real estate company which was wholly owned by Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, OCC had advanced funds to, borrowed funds from, and paid expenses and debt obligations on behalf of Orleans Builders and Developers, L.P., a partnership in which Jeffrey P. Orleans owns a majority interest. At June 30, 2000 and 1999, amounts owed by the Company to the partnership aggregated $1,633,000 and $2,049,000, respectively. These advances are payable on demand and bear interest at 7% annually. Interest incurred on these advances amounted to $134,000, $149,000 and $176,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

In June, 1997, the Chester County Industrial Development Authority issued bonds in the amount of $1,855,000 and loaned the proceeds thereof to a subsidiary of the Company. The bonds mature November 1, 2006 and bear interest at 7% annually. The bonds will be repaid at a predetermined amount from settlement proceeds for each home sold with minimum annual repayments of approximately $200,000 commencing on November 1, 1998. The proceeds from this obligation were used to construct and operate a waste water spray irrigation facility which is servicing the Company's Willistown Chase community in Chester County, Pennsylvania. Included in Other Assets on the Company's Consolidated Balance Sheet at June 30, 2000 is $1,087,000 of restricted cash to be used for repayment of the bonds. The total principal and accrued interest of $1,505,000 and $1,674,000, respectively, is included in Other Notes Payable at June 30, 2000 and 1999.

In addition, the Company has various working capital and property and equipment note obligations which require various monthly repayment terms with maturity dates from fiscal 2001 through 2004.

The following table summarizes the components of Other Notes Payable, including related party amounts.


                                                                                         Outstanding
                                                                                            Balance
                                                                                         as of June 30,
                                          Maturity          Interest            ----------------------------
Note                                        Date              Rate                2000                 1999
----                                      --------          --------            --------              ------
                                                                                         (In thousands)

Convertible Subordinated 7% Note         1/2003            7%                   $ 3,000               $ 3,000
Unsecured Line of Credit                 6/2002            LIBOR +4%                --                    650
Purchase Money Mortgage                  12/2002           7%                       177                   300
Unsecured advance                        On demand         7%                     1,633                 2,049
                                                                                -------              --------

Subtotal - related party notes payable(1)                                         4,810                 5,999
                                                                                -------              --------
Property & Equipment                     2001-2004         9 1/2%-11 1/2%         1,103                 1,078
Bonds Payable (secured
  by mortgage receivables)               2001-2017         10%-12%                  145                   200

Quaker Sewer Bonds                       11/2006           7%                     1,505                 1,674
                                                                                -------              --------

Subtotal - other notes payable                                                    2,753                 2,952
                                                                                -------              --------

                                                                                $ 7,563              $  8,951
                                                                                =======              ========



Maturities of these obligations during the next five fiscal years are (in thousands):

                                2001(2)         $ 3,634
                                2002              1,420
                                2003              1,408
                                2004                276
                                2005                215
                                Thereafter          610
                                                -------
                                                $ 7,563
                                                =======
-------

(1) The holders of the related party notes payable are Jeffrey P. Orleans or Orleans Builders and Developers, L.P.

(2)  Includes all demand notes and unsecured advances payable on demand.

Note 8. Subordinated Debentures

On September 8, 1980, the Company sold 25,000 Units, each consisting of a $1,000 debenture bearing interest at 14 l/2% per annum and 5 shares of Common Stock. The debentures, which were unsecured obligations of the company, required semi-annual interest payments each September and March with the principal balance due on September 1, 2000. The Company repaid the debentures in full in March, 1999. No gain or loss was recognized on the repayment.

Note 9. Preferred Stock

On October 20, 1998, the Company issued 100,000 shares of Series D Stock to Jeffrey P. Orleans in exchange for an aggregate amount of $3,000,000 in company notes held by Mr. Orleans. (See Note 7 for additional information on the notes.) The Series D Stock was issued from an aggregate of 500,000 shares of Preferred Stock authorized. The Series D Stock has a liquidation value of $3,000,000, or $30.00 per share, and requires annual dividends of 7% of the liquidation value. The dividends are cumulative and are payable quarterly on the first day of March, June, September and December. The Series D Stock may be redeemed by the Company at any time after December 31, 2003, in whole or in part, at a cash redemption price equal to the liquidation value plus all accrued and unpaid dividends on such shares to the date of redemption. The Series D Stock is currently convertible into 2,000,000 shares of Common Stock.

Note 10. Income Taxes

The provision (benefit) for income taxes is summarized as follows:

                                For Year Ended June 30,
                          ---------------------------------
                          2000           1999          1998
                          ---------------------------------
                                       (In Thousands)
                          ---------------------------------
Continuing operations
     Current             $ 4,965      $ 3,747           896
     Deferred               (345)        (457)          126
                         -------      -------       -------
                         $ 4,620      $ 3,290       $ 1,022
                         =======      =======       =======

The differences between taxes computed at federal income tax rates and amounts provided for continuing operations are as follows:

                                                  For Year Ended June 30,
                                             --------------------------------
                                             2000          1999          1998
                                             --------------------------------
                                                      (In thousands)
                                             --------------------------------

Amount computed at statutory rate            $ 4,134     $ 2,944     $   914
State income taxes, net of federal
  tax benefit                                    486         346         162
Realized benefits from
   net operating loss carry forwards
   and other tax credits net of
   changes in related valuation reserves        --          --           (54)
                                             -------     -------     -------
                                             $ 4,620     $ 3,290     $ 1,022
                                             =======     =======     =======

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The principal components of the Company's deferred tax liability of $2,107,000 and $2,504,000 at June 30, 2000 and 1999, respectively, are temporary differences arising from interest and real estate taxes incurred prior to commencing active construction being capitalized for financial reporting purposes while being expensed for tax purposes. In addition, temporary differences arise from net realizable value adjustments recognized for financial reporting purposes, but not for tax purposes. These temporary differences reverse ratably as the communities sellout. The principal items making up the deferred income tax provisions (benefits) from continuing operations are as follows:


                                                              For Year Ended June 30,
                                                         ------------------------------
                                                            2000      1999      1998
                                                         ------------------------------
                                                                 (In thousands)
                                                         ------------------------------

Interest and real estate taxes                           $ (43)      $(253)      $ 246
Difference in tax accounting for
  land and property sales (net)                            (18)         (6)         (8)
Realized tax net operating loss carryforwards
  and other tax credits, net of  changes in related
  valuation reserves                                       --           --        (122)
Accrued expenses                                          (278)         80          12
Gain (loss) from joint ventures                              2          (7)         15
Deferred compensation                                      (79)       (305)        (35)
Depreciation and other                                      27         (47)         18
State taxes                                                 44          81         --
                                                        ------       -----       -----
                                                        $ (345)      $(457)      $ 126
                                                        ======       =====       =====



Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. SFAS No. 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The Company does not have a valuation allowance for deferred tax assets at June 30, 2000. The ultimate realization of certain tax assets depends on the Company's ability to generate sufficient taxable income in the future, including the effects of future anticipated arising/reversing temporary differences.

The components of net deferred taxes payable consisted of the following:

                                                               June 30,
                                                               --------
                                                         2000            1999
                                                         ----            ----
                                                             (In Thousands)
                                                        ----------------------

Capitalized interest and real estate taxes              $2,424          $2,499
State income taxes                                       1,300           1,250
Other                                                       18              21
                                                        ------          ------
Gross deferred tax liabilities                           3,742           3,770
                                                        ------          ------

Reserves for books                                        (330)          (  52)
Partnership income                                        (166)           (168)
Related party interest                                   (   9)          (  50)
Executive bonus                                           (486)           (342)
Employment contracts                                      (259)           (316)
Vacation accrual                                         (  73)          (  73)
Inventory adjustment                                     ( 187)           (165)
Fixed assets                                            (   59)          (  86)
Other                                                   (   14)          (  14)
                                                        ------          ------

Gross deferred tax assets                               (1,583)         (1,266)
                                                        ------          ------

Net deferred tax liabilities                            $2,159          $2,504
                                                        ======          ======

As of June 30, 2000, the Company had no remaining federal net operating loss or alternative minimum tax credit carryforwards.


Note 11.  Stock Option Plan

In December 1992, the Board of Directors adopted (i) the 1992 Stock Incentive Option Plan and (ii) the Non-Employee Directors Stock Option Plan. The 1992 Plan allows for the grant of options to purchase up to 1,210,000 shares (increased in December 1998 from 910,000 shares) of Common Stock of the Company. The Non-Employee Directors Stock Option Plan allows for the grant of options to purchase up to 100,000 shares of Common Stock of the Company. No options were granted under either plan during fiscal 2000. During fiscal 1999 and 1998, options were granted under these plans totaling 10,625 and 170,000 options, respectively, at an exercise price of $2.06 and $1.19 per share, respectively. The aforementioned options vest 25% per year beginning on the date of grant.

In February, 1995, the Board of Directors adopted the 1995 Stock Option Plan for Non-Employee Directors (the "1995 Directors Plan"). The 1995 Directors Plan allows for the grant of options to purchase up to 125,000 shares (increased in December, 1998 from 100,000 shares) of Common Stock of the Company. During fiscal 1998, 50,000 options were granted at an exercise price of $1.19 per share. The options vest 25% per year beginning on the date of grant.

The option price per share under all plans is established at the fair market value on the date of each grant. Total outstanding options under all three plans aggregated 1,188,125 options to purchase shares of

Common Stock of the Company at prices ranging from $.69 to $2.81 per share. All options expire between December 2002 and December 2008.

Effective in fiscal 1997, the Company was required to adopt the provisions of SFAS No. 123 "Accounting for Stock Based Compensation". As permitted, the Company has elected to continue to utilize the intrinsic value method and not to charge the fair value of such options as earned directly to the financial statements but to disclose the effects of such a charge. Had compensation costs for the option plans been determined based on the fair value at the grant date for awards and recognized over the related vesting period in 2000, 1999 and 1998, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the three years ended June 30, 2000 would have been reduced to the pro forma amounts indicated below:

                                              For Year Ended June 30
                                              ----------------------
                                        2000            1999             1998
                                       ----------------------------------------
                                         (In thousands, except for EPS data)

Net Income - as reported               $7,329         $5,220            $1,668
Net Income - pro forma                 $7,271          5,148             1,641

Diluted EPS - as reported                 .49            .36               .14
Diluted EPS - pro forma                   .48            .35               .14

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option - Pricing Model with the following weighted average assumptions used for options granted in fiscal 1998 through fiscal 1999: dividend yield of 0% for all years; expected volatility of 73.9%; risk free interest rates for treasuries of comparable duration and expected lives of 10 years for all grants. The weighted average fair value of grants per share for fiscal 1999 and 1998 was $1.67 and $.98 per share, respectively. Note there were no options granted in fiscal 2000.

The fiscal 1998 option grants were included in the pro forma calculation for fiscal 1999, as they were not approved by the shareholders until December 1998.

The pro forma disclosures above may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted on or after July 1, 1995.

The following summarizes stock option activity for the three plans during the three years ended June 30, 2000:

                                 2000                         1999                           1998
                                 ----                         ----                           ----
                                       Weighted-                     Weighted-                      Weighted
                       Number of        Average      Number of       Average        Number of        Average
                        Options      Exercise Price   Options     Exercise Price     Options      Exercise Price
                       ---------     --------------  ---------    --------------    ---------     --------------
Outstanding,
 beginning of year     1,188,125         $1.22       967,500          $1.21          967,500         $ 1.21
Granted                   -                          230,625           1.23             -               -
Exercised                 -                         (  1,875)          1.19             -               -
Canceled                  -                         (  8,125)          1.19             -               -
                       ---------                   ---------                         -------
Outstanding,
  end of year          1,188,125          1.22     1,188,125           1.22          967,500           1.21
                       =========                   =========                         =======
Exercisable,
  end of year            989,688          1.17       884,531           1.15          708,750           1.10
                       =========                   =========                         =======
Available for grant,
   end of year           245,000                     245,000                          92,500
                       =========                   =========                         =======

The fiscal 1999 grants include 220,000 options granted in fiscal 1998 subject to shareholder approval, which was obtained during fiscal 1999.

The following table summarizes information about stock options outstanding at June 30, 2000.

                               Options Outstanding                              Options Exercisable
                               -------------------                              -------------------
                                        Weighted-
                                        Average           Weighted                           Weighted
Range of                                Remaining         Average                            Average
Exercise              Number            Contractual       Exercise              Number       Exercise
Prices              Outstanding         Life (in yrs)     Price                 Exercisable  Price
$ .69 -$ .81          480,000           2.5               $ .75                 480,000      $ .75
$1.19 -$1.63          562,500           6.6                1.32                 390,000       1.29
$2.00 -$2.81          145,625           5.5                2.42                 119,688       2.51
                    ---------                                                   -------
$ .69 -$2.81        1,188,125           5.8               $1.22                 989,688      $1.17
                    =========                                                   =======

Note 12.  Commitments and Contingencies

General

At June 30, 2000, the Company had outstanding bank letters of credit, surety bonds and financial security agreements amounting to $45,614,000 as collateral for completion of improvements at various developments of the Company.

At June 30, 2000 the Company had agreements to purchase land and approved homesites aggregating approximately 2,800 building lots with purchase prices totaling approximately $81,260,000 at twenty-one locations. Purchase of the properties is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the Sellers. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. The Company anticipates completing a majority of these acquisitions in the next two fiscal years. As of June 30, 2000 and 1999, the Company had paid deposits and incurred other costs associated with the acquisition and development of these parcels aggregating $4,627,000 and $4,141,000, respectively, which are included in Other Assets.

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

Pursuant to an Order dated February 6, 1996 issued by the New Jersey Department of Environmental Protection ("NJDEP"), the Company submitted a Closure/Post-Closure Plan ("Plan") and Classification Exception Area ("CEA") for certain affected portions of Colts Neck Estates, a single family residential development built by the Company in Washington Township, Gloucester County, New Jersey. The affected areas include those portions of Colts Neck where solid waste allegedly was deposited. NJDEP approved the Plan and CEA on July 22, 1996 and the Company carried it out thereafter. NJDEP as a standard condition of its approval of the Plan and CEA reserves the right to amend its approval to require additional remediation measures if warranted. Neither the implementation of the Plan nor CEA is expected to have a material adverse effect on the Company's results of operations or its financial position.

Approximately 145 homeowners at Colts Neck instituted three lawsuits against the Company, which were separately filed in state and Federal courts between April and November, 1993. These suits were consolidated in the United States District Court for the District of New Jersey and were subject to court-sponsored mediation. Asserting a variety of state and federal claims, the plaintiffs in the consolidated action alleged that the Company and other defendants built and sold them homes which had been constructed on and adjacent to land which had been used as a municipal waste landfill and a pig farm. The complaints asserted claims under the federal Comprehensive Environmental Response, Compensation and Liability Act, the Federal Solid Waste Disposal Act, the New Jersey Sanitary Landfill Facility Closure and Contingency Act, the New Jersey Spill Compensation and Control Act, as well as under state common law and statutory law.

In September, 1993 the Company brought an action in New Jersey state court against more than 30 of its insurance companies seeking indemnification and reimbursement of costs of defense in connection with the three Colts Neck actions referred to above.

As a result of the court sponsored mediation, the Company and the plaintiffs in the consolidated federal litigation entered into a settlement agreement. Under that agreement, which has been approved by the Court, a $6,000,000 Judgment was entered against the Company in favor of a class comprising most of the current and former homeowners. The Company, which has paid $650,000 on August 28, 1996 to the class, has no liability for the remainder of the Judgment. The remainder of the Judgment is to be paid solely from the proceeds of the state court litigation against the Company's insurance companies. Although, under the settlement agreement the Company is obligated to prosecute and fund the litigation against its insurance companies, the Company is entitled to obtain some reimbursement of those expenses. Specifically, under the settlement agreement, the Company may obtain reimbursement of its aggregate litigation expenses in excess of $100,000 incurred in connection with its continued prosecution of the insurance claims to the extent that settlements are reached and to the extent that the portion of those settlement funds designated to fund the litigation are not exhausted. The Company's right to reimbursement may, under certain circumstances, be limited to a total of $300,000.

The Company is actively pursuing the litigation against its insurance companies in state court pursuant to its settlement agreement. The likelihood of a favorable judgment or additional settlements in the litigation is uncertain.

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

Note 13.  Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2000 and 1999 are as follows (in thousands, except per share data):

                                                            Three Months Ended
                                        September 30           December 31                   March 31              June 30
                                        ------------        ------------------               --------              -------
Fiscal 2000

Net sales                                $41,475                $43,715                       $40,453               $50,951
Gross profit                               6,287                  7,276                         6,871                 8,523
Net income available for
  common shareholders                      1,458                  1,933                         1,489                 2,449
Net earnings per share:
  Basic                                      .13                    .17                           .13                   .22
  Diluted                                    .10                    .13                           .10                   .16


Fiscal 1999

Net sales                                $35,461                $39,920                       $30,829               $42,236
Gross profit                               5,344                  6,051                         4,887                 7,468
Net income available for
  common shareholders                      1,026                  1,443                           859                 1,892
Net earnings per share:
  Basic                                      .09                    .13                           .08                   .16
  Diluted                                    .08                    .10                           .06                   .12

Item 9. Changes in and Disagreements with Accountants on Accounting and ------- Financial Disclosure.
         ---------------------------------------------------------------

         There are no matters required to be reported hereunder.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
-------- ---------------------------------------------------

         Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December, 2000. Information concerning the executive officers is included under the separate caption Item A. "Executive Officers of the Registrant" under Part I of this Form 10-K.

Item 11. Executive Compensation.
-------- -----------------------

         Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

         Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December, 2000.

Item 13. Certain Relationships and Related Transactions.
-------- -----------------------------------------------

         Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December, 2000.

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

3.5 Certificate of Designation filed by the Company on September 6, 1991 with the Secretary of State of Delaware respecting the Series A Preferred Stock and Series B Junior Preferred Stock (incorporated by reference to Exhibit 4.4 of the Company's Form 8-K dated September 11, 1991 ("1991 Form 8- K")).

3.6 Subsequent Certificate to Certificate of Designations, Preferences and Rights of Series A Preferred Stock and Series B Junior Preferred Stock of FPA Corporation adopted September 14, 1992 and filed with the Secretary of State of Delaware. (incorporated by reference to Exhibit 4.19 to Registrant's Form 10-K for the fiscal year ended June 30, 1994).

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

3.11 By-Laws, as last amended on April 20, 1998 (incorporated by reference to Exhibit 3.11 to the 1998 Form 10-K).

3.12 Certificate of Designations, Preferences and Rights of Series D Preferred Stock of Orleans Homebuilders, Inc. filed October 14, 1998 (incorporated by reference to Exhibit 3.1 to the September 30, 1998 Form 10-Q).

4.1 Form of Note Purchase Agreement, dated as of August 1, 1996, together with form of $3,000,000 Convertible Subordinated 7% Note due January 1, 2002 (incorporated by reference to Exhibit 4.9 to the 1997 Form 10-K).

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

10.4 Exchange Agreement dated as of October 14, 1998 between Orleans Homebuilders, Inc. and Jeffrey P. Orleans (incorporated by referenced to Exhibit 10.1 to the September 30, 1998 Form 10-Q).

10.5        $4,000,000 Unsecured Line of Credit Agreement with Jeffrey P.
            Orleans dated as of June 30, 1999 (incorporated by reference to Exhibit 10.4 to the 1999 Form 10-K).

22. Subsidiaries of Registrant (incorporated by reference to Exhibit 22 to the 1998 Form 10-K).

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



s/ Jeffrey P. Orleans                                     September 14, 2000
-------------------------------------
Jeffrey P. Orleans
Chairman of the Board and
Chief Executive Officer

s/ Benjamin D. Goldman                                    September 14, 2000
-------------------------------------
Benjamin D. Goldman
Vice Chairman and Director

s/ Sylvan M. Cohen                                        September 14, 2000
-------------------------------------
Sylvan M. Cohen
Director

s/ Robert N. Goodman                                      September 14, 2000
-------------------------------------
Robert N. Goodman
Director

s/ Andrew N. Heine                                        September 14, 2000
-------------------------------------
Andrew N. Heine
Director

s/ David Kaplan                                           September 14, 2000
-------------------------------------
David Kaplan
Director

s/ Lewis Katz                                             September 14, 2000
-------------------------------------
Lewis Katz
Director


s/ Michael T. Vesey                                       September 14, 2000
-------------------------------------
Michael T. Vesey
President and Chief Operating Officer


s/ Joseph A. Santangelo                                   September 14, 2000
-------------------------------------
Joseph A. Santangelo
Chief Financial Officer,
Treasurer and Secretary