Form 10-Q
period 2000-09-30
ORLEANS HOMEBUILDERS INC
filed 2000-11-14
CIK 38570

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarter ended September 30, 2000

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Number of shares of common stock outstanding as of November 10, 2000: 11,357,893
                 (excluding 1,340,238 shares held in Treasury).

                   Orleans Homebuilders, Inc. and Subsidiaries

                                                                                        PAGE
                                                                                        ----
                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)
------

                  Consolidated Balance Sheets at September 30, 2000
                  and June 30, 2000                                                        1

                  Consolidated Statements of Operations and Changes
                  in Retained Earnings for the three months ended
                  September 30, 2000 and 1999                                              2

                  Consolidated Statements of Cash Flows for the
                  three months ended September 30, 2000 and 1999                           3

                  Notes to Consolidated Financial Statements                               4

Item 2.           Management's Discussion and Analysis of Financial Condition
------            and Results of Operations.                                               6



                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                          11
------


                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                    (Unaudited)
                                                                                   September 30,             June 30,
                                                                                        2000                   2000
                                                                                   -------------            ----------
Assets
Cash                                                                                 $   7,954              $   2,719
Restricted cash - customer deposits                                                      7,712                  8,737
Real estate held for development and sale:
    Residential properties completed or under construction                              62,006                 65,669
    Land held for development or sale and improvements                                  55,372                 61,991
Property and equipment, at cost, less accumulated depreciation                             432                    439
Receivables, deferred charges and other assets                                          12,511                 10,773
                                                                                     ---------              ---------
    Total Assets                                                                     $ 145,987              $ 150,328
                                                                                     =========              =========
Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                                     $  15,832              $  18,895
Accrued expenses                                                                        11,532                 10,359
Customer deposits                                                                        7,712                  8,737
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                                                65,759                 69,344
Notes payable - related parties                                                          4,760                  4,810
Other notes payable                                                                      2,686                  2,753
Deferred income taxes                                                                    2,159                  2,159
                                                                                     ---------              ---------
    Total Liabilities                                                                  110,440                117,057
                                                                                     ---------              ---------
Commitments and contingencies

Shareholders' Equity:
Preferred stock, $1 par, 500,000 shares authorized:
    Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value, issued and outstanding 100,000
    shares ($3,000,000 liquidation preference)                                           3,000                  3,000
Common stock, $.10 par, 20,000,000 shares authorized,
    12,698,131 shares issued                                                             1,270                  1,270
Capital in excess of par value - common stock                                           17,726                 17,726
Retained earnings                                                                       14,526                 12,250
Treasury stock, at cost (1,340,238 shares held at
    September 30, 2000 and June 30, 2000)                                                 (975)                  (975)
                                                                                     ---------              ---------
Total Shareholders' Equity                                                              35,547                 33,271
                                                                                     ---------              ---------
Total Liabilities and Shareholders' Equity                                           $ 145,987              $ 150,328
                                                                                     =========              =========

         See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        and Changes in Retained Earnings
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                         Three Months Ended
                                                             September 30,
                                                          2000          1999
                                                        --------      --------
Earned revenues
    Residential properties                              $ 52,982      $ 41,070
    Land sales                                                 -           405
    Other income                                             641           504
                                                        --------      --------
                                                          53,623        41,979
                                                        --------      --------
Costs and expenses
    Residential properties                                44,646        34,838
    Land sales                                                 -           350
    Other                                                    255           211
    Selling, general and administrative                    4,873         4,043
    Interest
      Incurred                                             1,860         1,785
      Less capitalized                                    (1,769)       (1,692)
                                                        --------      --------
                                                          49,865        39,535
                                                        --------      --------
Income from operations before income taxes                 3,758         2,444
Income tax expense                                         1,429           933
                                                        --------      --------
Net income                                                 2,329         1,511
Preferred dividends                                           53            53
                                                        --------      --------
Net income available for common shareholders               2,276         1,458
Retained earnings, at beginning of period                 12,250         4,921
                                                        --------      --------
Retained earnings, at end of period                     $ 14,526      $  6,379
                                                        ========      ========
Basic earnings per share                                $   0.20      $   0.13
                                                        ========      ========
Diluted earnings per share                              $   0.15      $   0.10
                                                        ========      ========

                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                         Three Months Ended
                                                                            September 30,
                                                                       2000             1999
                                                                     --------         --------
Cash flows from operating activities:
    Net income                                                       $ 2,329           $ 1,511
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                         33                53
Changes in operating assets and liabilities:
    Restricted cash - customer deposits                                1,025              (129)
    Real estate held for development and sale                         10,282           (11,757)
    Receivables, deferred charges and other assets                    (1,738)              445
    Accounts payable and other liabilities                            (1,890)              900
    Customer deposits                                                 (1,025)              129
                                                                     -------           -------
Net cash provided by (used in) operating activities                    9,016            (8,848)
                                                                     -------           -------
Cash flows from investing activities:
    Purchases of property and equipment                                  (26)              (41)
                                                                     -------           -------
Net cash used in investing activities                                    (26)              (41)
                                                                     -------           -------
Cash flows from financing activities:
    Borrowings from loans secured by real estate assets               32,167            21,720
    Repayment of loans secured by real estate assets                 (35,752)          (14,297)
    Borrowings from other note obligations                                52               314
    Repayment of other note obligations                                 (169)             (864)
    Preferred stock dividend                                             (53)              (53)
                                                                     -------           -------
Net cash provided by (used in) financing activities                   (3,755)            6,820
                                                                     -------           -------
Net increase (decrease) in cash                                        5,235            (2,069)
Cash at beginning of year                                              2,719             6,738
                                                                     -------           -------
Cash at end of year                                                  $ 7,954           $ 4,669
                                                                     =======           =======
Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized                        $    91           $    67
                                                                     =======           =======
    Income taxes paid                                                $   671           $   999
                                                                     =======           =======

                 See notes to consolidated financial statements

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference is made to the Form 10-K as of and for the year ended June 30, 2000 for Orleans Homebuilders, Inc. and subsidiaries (the "Company") for additional disclosures, including a summary of the Company's accounting policies.

    In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company for the periods presented. The interim operating results of the Company may not be indicative of operating results for the full year.

(B) Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three months ended September 30, 2000 and 1999, respectively, are shown in the following table.

                                                                             Three Months Ended
                                                                                 September 30,
                                                                          2000               1999
                                                                       ---------          ----------
Total common shares issued                                             12,698,131        12,698,131
Less: Average treasury shares outstanding                              (1,340,238)       (1,340,238)
                                                                      -----------       -----------
Basic EPS shares                                                       11,357,893        11,357,893

Effect of assumed shares issued under treasury
  stock method for stock options                                          396,395           373,384
Effect of assumed conversion of $3 million
  Convertible Subordinated 7% Note                                      2,000,000         2,000,000
Effect of assumed conversion of $3 million
  Series D Preferred Stock                                              2,000,000         2,000,000
                                                                      -----------       -----------
Diluted EPS shares                                                     15,754,288        15,731,277
                                                                      ===========       ===========

Net income available for common shareholders                           $2,276,000        $1,458,000
Effect of assumed conversion of $3 million
  Convertible Subordinated 7% Note                                         32,550            32,550
Effect of assumed conversion of $3 million
  Series D Preferred Stock                                                 52,500            52,500
                                                                      -----------       -----------
Adjusted net income for diluted EPS                                    $2,361,050        $1,543,050
                                                                      ===========       ===========

(C) Residential properties completed or under construction consists of the following:

                                                 (In thousands)
                                  September 30, 2000            June 30, 2000
                                  ------------------            -------------

    Under contract for sale           $ 50,355                    $ 55,820
    Unsold                              11,651                       9,849
                                      --------                    --------
                                      $ 62,006                    $ 65,669
                                      ========                    ========

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

(E) On October 13, 2000, pursuant to a Stock Purchase Agreement dated October 12, 2000, the Company completed its acquisition of all of the issued and outstanding shares of Parker & Lancaster Corporation ("PLC"), a privately-held Virginia corporation, from the six individual shareholders of PLC. The consideration paid by the Company consisted of: (i) approximately $5 million in cash at closing; (ii) subordinated promissory notes of the Company in the aggregate principal amount of $1 million, payable over four years; (iii) 150,000 shares of common stock of the Company, par value $.10 per share, issuable in equal installments on each of the first four anniversaries of the closing of the acquisition; and (iv) payments to be made at the end of the next three fiscal years of the Company, not to exceed $1.25 million in the aggregate, calculated based on the pre-tax profits of PLC for such years. The Company determined the amount of the purchase price based on the book value of PLC at June 30, 2000. The acquisition will be accounted for as a purchase. The Company also agreed to deliver the following to the former PLC shareholders, in each case conditioned upon continued employment with PLC or another subsidiary of the Company: (i) up to an aggregate of 150,000 shares of common stock of the Company, par value $.10 per share, in installments on each of the first four anniversaries of the closing of the acquisition, and (ii) payments at the end of the next three fiscal years of the Company, not to exceed $1.25 million in the aggregate, calculated based on the pre-tax profits of PLC for such years. The former shareholders of PLC have the right to cause the Company to repurchase the common stock issued in this transaction approximately five years after the closing at a price of $3.33 per share.

    The acquisition included all of the assets and liabilities of PLC. The acquired assets were used by PLC in the homebuilding business in Virginia, North Carolina and South Carolina. The Company intends to continue to use the acquired assets in the homebuilding business.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At September 30, 2000, the Company had approximately $49,369,000 available to be drawn under existing revolving and construction loans for planned development expenditures, including a $2,000,000 unsecured line of credit. In addition, the Company had $4,750,000 available to be drawn under existing unsecured line of credit and working capital arrangements with Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company.

         On October 13, 2000, the Company completed its acquisition of all of the issued and outstanding shares of PLC, a privately-held Virginia corporation. The Company paid consideration of (i) approximately $5,000,000 in cash, (ii) $1,000,000 of subordinated promissory notes payable over four years, (iii) 150,000 shares of common stock of the Company to be issued in equal installments on each of the first four anniversaries of the closing of the acquisition, and
(iv) payments to be made at the end of the next three fiscal years of the Company, not to exceed $1.25 million in the aggregate, calculated based on the pre-tax profits of PLC for such years. The Company also agreed to deliver the following to the former PLC shareholders, in each case conditioned upon continued employment with PLC or another subsidiary of the Company: (i) up to an aggregate of 150,000 shares of common stock of the Company, par value $.10 per share, in installments on each of the first four anniversaries of the closing of the acquisition, and (ii) payments at the end of the next three fiscal years of the Company, not to exceed $1.25 million in the aggregate, calculated based on the pre-tax profits of PLC for such years. The former shareholders of PLC have the right to cause the Company to repurchase the common stock issued in this transaction approximately five years after the closing at a price of $3.33 per share. To fund the acquisition, the Company borrowed $4,000,000 from Mr. Orleans under its existing unsecured line of credit agreement and used funds from operations of approximately $1,000,000. As of November 6, 2000, the Company repaid Mr. Orleans in full from available cash and funds generated from operations.

         The Company believes that funds generated from operations and financing commitments from available lenders will provide the Company with sufficient capital to meet its existing operating needs.

Results of Operations

         The following table sets forth certain details as to residential sales activity for the three months ended September 30, 2000 and 1999, in the case of revenues earned and new orders, and at the end of the periods indicated, in the case of backlog.

                                               Three Months Ended
                                               ------------------
                                  September 30, 2000       September 30, 1999
                                  ------------------       ------------------
                                              (Dollars in thousands)

Revenues Earned                       $ 52,982                 $ 41,070
  Units                                    195                      185
  Average Price Per Unit              $    272                 $    222

New Orders                            $ 41,495                 $ 41,834
  Units                                    156                      171
  Average Price Per Unit              $    266                 $    245

Backlog                               $116,412                 $101,829
  Units                                    370                      411
  Average Price Per Unit              $    315                 $    248


         Dollar volume of new orders for the three months ended September 30, 2000 decreased slightly from record levels during the three months ended September 30, 1999. The dollar volume of new orders for the three months ended September 30, 2000 decreased by less than 1% to $41,495,000 on 156 orders, compared to $41,834,000 on 171 orders for the three months ended September 30, 1999. Although down from record levels in the prior fiscal period, the Company continued to maintain a strong level of new orders due to favorable economic conditions, strong consumer sentiment and quality product offerings. While new orders decreased, unit pricing remained strong. The average price per unit of new orders increased to $266,000 per unit for the three months ended September 30, 2000 compared to $245,000 per unit for the three months ended September 30, 1999. The increase in average price per unit of new orders is due to a change in product mix toward higher priced and larger single family homes sold in the first quarter of fiscal 2001, compared to the first quarter of fiscal 2000. Single family homes sold in the first quarter of fiscal 2001 accounted for approximately 47% of total unit sales compared with approximately 43% during the first quarter of fiscal 2000. In addition, strong demand has allowed for unit sales price increases for the majority of communities open during the first quarter of fiscal 2001, when compared with the same communities and units offered for sale in the first quarter of fiscal 2000.

         The dollar backlog at September 30, 2000 increased approximately 14% to $116,412,000 on 370 homes compared to the backlog at September 30, 1999 of $101,829,000 on 411 homes.

The increased backlog can be attributed to consumer demand for larger single family homes as a result of favorable economic conditions, strong consumer sentiment and the Company's quality product offerings.

Inflation

         Inflation can have a significant impact on the Company's liquidity. Rising costs of land, materials, labor, interest and administrative costs have generally been recoverable in prior years through increased selling prices. However, there is no assurance the Company will be able to continue to increase prices to cover the effects of inflation in the future.

                 Three Months Ended September 30, 2000 and 1999

Operating Revenues

         Earned revenues for the first quarter of fiscal 2001 increased $11,644,000 to $53,623,000, or 27.7%, compared to the first quarter of fiscal 2000. Revenues from the sale of residential homes included 195 homes totaling $52,982,000 during the first quarter of fiscal 2001, as compared to 185 homes totaling $41,070,000 during the first quarter of fiscal 2000. The increase in revenues for the first quarter of fiscal 2001, as compared to the first quarter of fiscal 2000, is primarily attributable to a change in product mix toward higher priced and larger single family homes delivered during the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000. Single family homes delivered in the first quarter of fiscal 2001 accounted for approximately 74% of residential property revenues and 57% of total unit sales compared with approximately 60% of residential property revenues and 47% of total unit sales during the first quarter of fiscal 2000.

         In addition, the average selling price per unit for single family homes increased to $355,000 during the first quarter of fiscal 2001, as compared to $285,000 during the first quarter of fiscal 2000. The increase in average selling price is primarily due to an increase over the prior comparable period in the percentage of single family homes delivered when compared to total homes delivered for the period. Also, the increase in average selling price is due to an increase in the base price per unit and option revenue per unit for the majority of units delivered during the first quarter of fiscal 2001 compared with the same units delivered during the first quarter of fiscal 2000.

Costs and Expenses

         Costs and expenses for the first quarter of fiscal 2001 increased $10,330,000 to $49,865,000, or 26.1%, compared with the first quarter of fiscal 2000. The first quarter of fiscal 2001 cost of residential properties increased $9,808,000 to $44,646,000, or 28.2% when compared with the first quarter of fiscal 2000. This increase in residential property costs is less than the percentage increase in residential property revenues when compared with the prior fiscal quarter. Overall profit margins on residential properties improved, as the gross profit of residential properties as a percentage of residential property revenues was 15.7% for the first quarter of fiscal

2001, compared with 15.2% for the first quarter of fiscal 2000. The increase in gross profit of residential property revenues is primarily due to positive home pricing as a result of favorable economic conditions, strong consumer sentiment and product demand for the Company's homes.

         The first quarter of fiscal 2001 selling, general and administrative expenses increased $830,000 to $4,873,000, or 20.5%, when compared with the first quarter of fiscal 2000. The first quarter of fiscal 2001 increase in selling, general and administrative expenses is attributable to an increase in sales incentives, sales office expense and advertising costs, as a result of the increase in residential property sales. The selling, general and administrative expenses as a percentage of residential property revenues decreased to 9.2% during the first quarter of fiscal 2001, compared to 9.8% in the comparable prior fiscal quarter. The decrease in selling, general and administrative expenses as a percentage of residential property revenue can be attributed to an increase in revenues, while the fixed portion of costs related to advertising, sales office expenses and administrative office expense, remained relatively consistent with the prior comparable period.

Net Income Available for Common Shareholders

         Net income available for common shareholders for the first quarter of fiscal 2001 was $2,276,000 ($.20 basic and $.15 diluted earnings per share), compared with $1,458,000 ($.13 basic and $.10 diluted earnings per share) for the first quarter of fiscal 2000. This increase in net income available for common shareholders is primarily attributable to an increase in residential property revenues as a result of a change in product mix toward higher priced and larger single family homes, combined with positive home pricing and a decrease in selling, general and administrative costs as a percentage of residential property revenues.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

         In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by statute. Generally words such as "may", "will", "should", "could", "anticipate", "expect", "intend", "estimate", "plan", "continue", and "believe" or the negative of or other variation on these and other similar expressions identify forward-looking statements. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

         Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements.

         Many factors, including those listed below, could cause Orleans Homebuilders' actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, Orleans Homebuilders, Inc.:

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

o        inability to successfully integrate acquired businesses;

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

                                           ORLEANS HOMEBUILDERS, INC.
                                           (Registrant)

         November 14, 2000                 /s/ Michael T. Vesey
                                           -------------------------------------
                                           Michael T. Vesey
                                           President and Chief Operating Officer


         November 14, 2000                 /s/ Joseph A. Santangelo
                                           -------------------------------------
                                           Joseph A. Santangelo
                                           Treasurer, Secretary and
                                           Chief Financial Officer