Form 10-Q
period 2000-12-31
ORLEANS HOMEBUILDERS INC
filed 2001-02-14
CIK 38570

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2000

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Number of shares of common stock outstanding as of February 9, 2001: 11,357,893
                 (excluding 1,340,238 shares held in Treasury).

                   Orleans Homebuilders, Inc. and Subsidiaries

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets at December 31, 2000
         and June 30, 2000                                                    1

         Consolidated Statements of Operations and Changes
         in Retained Earnings for the three and six months
         ended December 31, 2000 and 1999                                     2

         Consolidated Statements of Cash Flows for the
         six months ended December 31, 2000 and 1999                          3

         Notes to Consolidated Financial Statements                           4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                           8


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 2.  Changes in Securities and Use of Proceeds                           15

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 6.  Exhibits and Reports on Form 8-K                                    16

                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)


                                                                      (Unaudited)
                                                                      December 31,         June 30,
                                                                          2000               2000
                                                                       ---------          ---------
Assets
Cash                                                                   $   5,629          $   2,719
Restricted cash customer deposits                                          6,922              8,737
Real estate held for development and sale:
    Residential properties completed or under construction                99,474             65,669
    Land held for development or sale and improvements                    60,009             61,991
Property and equipment, at cost, less accumulated depreciation               894                439
Intangible assets, net of amortization                                     1,557                  -
Receivables, deferred charges and other assets                            12,670             10,773
                                                                       ---------          ---------
    Total Assets                                                       $ 187,155          $ 150,328
                                                                       =========          =========



Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                       $  17,478          $  18,895
Accrued expenses                                                          14,323             10,359
Customer deposits                                                          7,373              8,737
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                                  99,749             69,344
Notes payable related parties                                              5,208              4,810
Other notes payable                                                        2,419              2,753
Deferred income taxes                                                      2,325              2,159
                                                                       ---------          ---------
    Total Liabilities                                                    148,875            117,057
                                                                       ---------          ---------

Commitments and contingencies
Redeemable common stock                                                      500                  -
                                                                       ---------          ---------
Shareholders' Equity:
Preferred stock, $1 par, 500,000 shares authorized:
    Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value, issued and outstanding 100,000
    shares ($3,000,000 liquidation preference)                             3,000              3,000
Common stock, $.10 par, 20,000,000 shares authorized,
    12,698,131 shares issued                                               1,270              1,270
Capital in excess of par value common stock                               17,726             17,726
Retained earnings                                                         16,759             12,250
Treasury stock, at cost (1,340,238 shares held at
    December 31, 2000 and June 30, 2000)                                    (975)              (975)
                                                                       ---------          ---------
Total Shareholders' Equity                                                37,780             33,271
                                                                       ---------          ---------
Total Liabilities and Shareholders' Equity                             $ 187,155          $ 150,328
                                                                       =========          =========


                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        and Changes in Retained Earnings
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                        Three Months Ended                   Six Months Ended
                                                           December 31,                         December 31,
                                                       2000              1999             2000               1999
                                                    ---------         ---------         ---------         ---------
Earned revenues
    Residential properties                          $  72,108         $  43,715         $ 125,090         $  84,785
    Land sales                                          1,786                 -             1,786               405
    Other income                                          817               610             1,458             1,114
                                                    ---------         ---------         ---------         ---------
                                                       74,711            44,325           128,334            86,304
                                                    ---------         ---------         ---------         ---------
Costs and expenses
    Residential properties                             61,695            36,439           106,341            71,277
    Land sales                                          1,664                 -             1,664               350
    Other                                                 320               197               575               408
    Selling, general and administrative                 7,129             4,302            12,002             8,345
    Interest
      Incurred                                          2,836             1,936             4,696             3,721
      Less capitalized                                 (2,623)           (1,737)           (4,392)           (3,429)
                                                    ---------         ---------         ---------         ---------
                                                       71,021            41,137           120,886            80,672
                                                    ---------         ---------         ---------         ---------

Income from operations before income taxes              3,690             3,188             7,448             5,632
Income tax expense                                      1,405             1,203             2,834             2,136
                                                    ---------         ---------         ---------         ---------
Net income                                              2,285             1,985             4,614             3,496
Preferred dividends                                        52                52               105               105
                                                    ---------         ---------         ---------         ---------
Net income available for common shareholders            2,233             1,933             4,509             3,391
Retained earnings, at beginning of period              14,526             6,379            12,250             4,921
                                                    ---------         ---------         ---------         ---------
Retained earnings, at end of period                 $  16,759         $   8,312         $  16,759         $   8,312
                                                    =========         =========         =========         =========
Basic earnings per share                            $    0.19         $    0.17         $    0.39         $    0.30
                                                    =========         =========         =========         =========

Diluted earnings per share                          $    0.14         $    0.13         $    0.29         $    0.23
                                                    =========         =========         =========         =========



                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                     Six Months Ended
                                                                       December 31,

                                                                  2000              1999
                                                                --------          --------
Cash flows from operating activities:
    Net income                                                  $  4,614          $  3,496
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                    145               113
    Deferred taxes                                                  (242)                -
Changes in operating assets and liabilities net of
    effects from purchase of PLC
    Restricted cash customer deposits                              1,815              (883)
    Real estate held for development and sale                     14,129           (15,110)
    Receivables, deferred charges and other assets                  (523)             (240)
    Accounts payable and other liabilities                        (3,253)            2,620
    Customer deposits                                             (1,723)              883
                                                                --------          --------
Net cash provided by (used in) operating activities               14,962            (9,121)
                                                                --------          --------
Cash flows from investing activities:
    Purchases of property and equipment                              (91)             (133)
    Acquisition of PLC, net of cash acquired                      (4,581)                -
                                                                --------          --------
Net cash used in investing activities                             (4,672)             (133)
                                                                --------          --------

Cash flows from financing activities:
    Borrowings from loans secured by real estate assets           75,972            55,740
    Repayment of loans secured by real estate assets             (82,284)          (48,705)
    Borrowings from other note obligations                         4,222             4,497
    Repayment of other note obligations                           (5,185)           (3,930)
    Preferred stock dividend                                        (105)             (105)
                                                                --------          --------
Net cash provided by (used in) financing activities               (7,380)            7,497
                                                                --------          --------

Net increase (decrease) in cash                                    2,910            (1,757)
Cash at beginning of year                                          2,719             6,738
                                                                --------          --------
Cash at end of year                                             $  5,629          $  4,981
                                                                ========          ========



Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized                   $    214          $    135
                                                                ========          ========
    Income taxes paid                                           $  1,806          $  1,886
                                                                ========          ========



                 See notes to consolidated financial statements

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(A)      Summary of Significant Accounting Policies:

         The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference is made to Form 10-K as of and for the year ended June 30, 2000 for Orleans Homebuilders, Inc. and subsidiaries (the "Company") for additional disclosures, including a summary of the Company's accounting policies.

         On October 13, 2000 the Company acquired all of the issued and outstanding shares of Parker & Lancaster Corporation ("PLC"). Unless otherwise indicated, the term the "Company" includes the accounts of PLC and its subsidiaries. PLC is engaged in residential real estate development in North Carolina, South Carolina and Virginia. The Consolidated Statements of Operations and Changes in Retained Earnings and the Consolidated Statements of Cash Flows include the accounts of PLC and its wholly owned subsidiaries from October 13, 2000 through December 31, 2000. The Consolidated Balance Sheets include the accounts of PLC and its wholly owned subsidiaries as of December 31, 2000. All material intercompany transactions and accounts have been eliminated.

         In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company for the periods presented. The interim operating results of the Company may not be indicative of operating results for the full year.

(B)      Acquisitions:

         On October 13, 2000, the Company acquired all of the issued and outstanding shares of PLC for (i) approximately $5,000,000 in cash at closing; (ii) subordinated promissory notes in the aggregate principal amount of $1,000,000, payable over four years; (iii) 150,000 shares of common stock of Orleans Homebuilders, Inc., issuable in equal installments on each of the first four anniversaries of the closing of the acquisition; and (iv) 25% of the pre-tax profits of PLC in excess of $1,750,000 for each of the fiscal years ended June 30, 2001, 2002 or 2003, subject to a cumulative payout not in excess of $1,250,000. Interest on the subordinated promissory notes is payable quarterly. The subordinated promissory notes accrue interest at an annual rate equal to the prime rate (9.5% at December 31, 2000), subject to a cap of 10% and a floor of 8%. The Company incurred approximately $485,000 in acquisition related costs to complete this transaction. The purchase price and transaction costs were allocated to the fair value of the assets and liabilities acquired in accordance with Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations". Approximately $1,598,000 was allocated to intangible assets and goodwill, under the purchase method of accounting. The intangible assets and goodwill are being amortized on a straight-line basis over the next 10 years. The accumulated amortization of intangible assets is approximately $41,000 at December 31, 2000.

         In addition to the purchase price, the Company has entered into employment agreements with the former PLC shareholders, pursuant to which the Company has agreed to (i) issue up to an aggregate of 150,000 shares of common stock of Orleans Homebuilders, Inc., in equal installments on each of the first four anniversaries of the closing of the acquisition; and (ii) make payments equal to 25% of PLC's pre-tax profits in excess of $1,750,000, for each of the fiscal years ended June 30, 2001, 2002 or 2003, subject to a cumulative payout of $1,250,000.

         The former shareholders of PLC have the right to cause the Company to repurchase the common stock issued in this transaction approximately five years after the closing of the acquisition at a price of $3.33 per share.

(C)      Earnings Per Share:

         Basic earnings per common share are computed by dividing net income by weighted average number of common shares outstanding. Basic shares outstanding includes the pro rata portion of unconditional shares issuable as part of the purchase price of the PLC acquisition. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three and six months ended

              December 31, 2000 and 1999, respectively, are shown in the following table:

                                                               Three Months Ended         Six Months Ended
                                                              12/31/00    12/31/99        12/31/00     12/31/99
                                                            ----------   -----------    -----------  ----------
                                                                   (in thousands)              (in thousands)
              Total common shares issued                        12,698        12,698        12,698       12,698
              Less:  Average treasury shares
                outstanding                                      1,211         1,340         1,276        1,340
                                                            ----------   -----------    -----------  ----------
              Basic EPS shares                                  11,487        11,358        11,422       11,358
              Effect of assumed shares issued under
                treasury stock method for stock options            533           340           470          305
              Effect of assumed shares issued for PLC               21             -            86            -
              Effect of assumed conversion of $3 million
                Convertible Subordinated 7% Note                 2,000         2,000         2,000        2,000
              Effect of assumed conversion of
                $3 million Series D Preferred Stock              2,000         2,000         2,000        2,000
                                                            ----------   -----------    ----------   ----------
              Diluted EPS shares                                16,041        15,698        15,978       15,663
                                                            ==========   ===========    ==========   ==========

              Net income available for
                common shareholders                            $ 2,233       $ 1,933       $ 4,509      $ 3,391
              Effect of assumed conversion of $3 million
                Series D Preferred Stock                            52            52           105          105
              Effect of assumed conversion of $3 million
                Convertible Subordinated 7% Note                    33            33            65           65
                                                            ----------   -----------    ----------   ----------
              Adjusted net income for diluted EPS              $ 2,318       $ 2,018       $ 4,679      $ 3,561
                                                            ==========   ===========    ==========   ==========



(D)      Supplemental Cash Flow Disclosure:

         Non-cash assets acquired and liabilities assumed as a result of the PLC acquisition were approximately $47,794,000 and $43,311,000, respectively. In connection with the acquisition, the Company issued a subordinated promissory note in the aggregate principal amount of $1,000,000, payable over four years. In addition, the Company agreed to issue an aggregate of 150,000 shares of common stock issuable in equal installments on each of the next four anniversaries of the closing of the acquisition. The former shareholders of PLC have the right to cause the Company to repurchase the common stock issued in this transaction approximately five years after the closing of the acquisition at a price of $3.33 per share.

(E)      Supplemental Pro Forma Disclosure:

         If the PLC acquisition occurred on July 1, 1999, unaudited pro forma information for the Company would have been as follows:

                                               Six Months Ending December 31,
                                                   2000            1999
                                        ----------------------------------------
                                        (in thousands, except per share amounts)

                  Revenue                       $149,047         $132,043
                  Income from
                    operations                     6,992            5,378

                  Net income                       4,216            3,213

                  Earnings per share:
                    Basic                           0.38             0.28
                    Diluted                         0.27             0.21


(F)      Residential Properties Completed or under Construction:

         Residential properties completed or under construction consists of the following:

                                            December 31, 2000     June 30, 2000
                                          --------------------   ---------------
                                                        (in thousands)

             Under contract for sale            $61,078              $55,820
             Unsold                              38,396                9,849
                                                -------              -------
                                                $99,474              $65,669
                                                =======              =======

(G)      Litigation:

         From time to time the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of the Company any such liability will not have a material adverse effect on the financial position, operating results or cash flows of the Company.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.


Liquidity and Capital Resources
-------------------------------

         On October 13, 2000, the Company completed its acquisition of all of the issued and outstanding shares of PLC, a privately-held Virginia corporation engaged in residential real estate development in North Carolina, South Carolina and Virginia. The Company paid consideration of (i) approximately $5,000,000 in cash, (ii) $1,000,000 of subordinated promissory notes payable over four years,
(iii) 150,000 shares of common stock of the Company to be issued in equal installments on each of the first four anniversaries of the closing of the acquisition, and (iv) 25% of the pre-tax profits of PLC in excess of $1,750,000 for each of the fiscal years ended June 30, 2001, 2002 or 2003, subject to a cumulative payout of $1,250,000. The Company also agreed to deliver the following to the former PLC shareholders under employment agreements (i) up to an aggregate of 150,000 shares of common stock of the Company, in installments on each of the first four anniversaries of the closing of the acquisition, and
(ii) 25% of the pre-tax profits of PLC in excess of $1,750,000 for each of the fiscal years ended June 30, 2001, 2002 or 2003, subject to a cumulative payout of $1,250,000. The former shareholders of PLC have the right to cause the Company to repurchase the common stock issued in this transaction approximately five years after the closing at a price of $3.33 per share. To fund the acquisition, the Company borrowed $4,000,000 from Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, under its existing unsecured line of credit agreement and used funds from operations of approximately $1,000,000. As of November 6, 2000, the Company repaid Mr. Orleans in full from available cash and funds generated from operations.

         The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At December 31, 2000, the Company had approximately $83,409,000 available to be drawn under existing revolving and construction loans for planned development expenditures, including unsecured lines of credit of approximately $3,000,000. In addition, the Company had $4,750,000 available to be drawn under existing unsecured line of credit and working capital arrangements with Mr. Orleans.

         During the six months ended December 31, 2000, the Company acquired land for future development with an aggregate purchase price of approximately $7,876,000, including approximately $5,307,000 for land purchases in North Carolina, South Carolina and Virginia, subsequent to the acquisition of PLC.

         As of December 31, 2000 the Company had contracted to purchase, or has under option, land and improved lots that will yield approximately 5,400 homes, for an aggregate purchase price of approximately $172,000,000. These purchase agreements are subject to due diligence review and are contingent upon the receipt of governmental approvals. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. The Company anticipates completing a majority of these acquisitions over the next several years.

         The Company believes that funds generated from operations and financing commitments from available lenders will provide the Company with sufficient capital to meet its existing operating needs.

Results of Operations
---------------------

The following table sets forth certain details as to residential sales activity for the periods listed below. The backlog information is as of the end of each period listed.

                                                           Six Months Ended December 31,
                                                     2000                                 1999
                                     --------------------------------------------------------------------------
                                                              (Dollars in thousands)
                                                                Average                              Average
Northern Region                                                 Price /                              Price /
New Jersey and Pennsylvania:                Amount        Units      Unit         Amount       Units      Unit
Revenues earned                           $101,632         375      $ 271        $ 84,785       382      $ 222
New orders                                  86,250         312        276          89,901       341        264
Backlog                                    112,518         346        325         106,181       384        277


                                               October 13, 2000
                                              (acquisition date)
                                                      To
                                              December 31, 2000
                                     -------------------------------------
                                            (Dollars in thousands)
Southern Region                                                 Average
North Carolina, South Carolina                                  Price /
  and Virginia:                         Amount        Units       Unit
Revenues earned                        $23,458          97      $ 242
New orders                              30,709         126        244
Backlog                                 36,936         150        246

                                                       Six Months Ended December 31,
                                               2000                                     1999
                             ----------------------------------------------------------------------------------
                                                          (Dollars in thousands)
                                                           Average                                  Average
                                                           Price /                                  Price /
Combined Regions                      Amount         Units        Unit          Amount        Units       Unit
Revenues earned                     $125,090          472       $ 265          $ 84,785        382       $ 222
New orders                           116,959          438         267            89,901        341         264
Backlog                              149,454          496         301           106,181        384         277

The dollar value of new orders for the six months ended December 31, 2000 increased by approximately 30% to $116,959,000 on 438 units compared to $89,901,000 on 341 units for the six months ended December 31, 1999. The increase in new order dollars is primarily attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC. The overall increase in new order dollars is slightly offset by a decrease of new order dollars in New Jersey and Pennsylvania of approximately 4% when compared with the six months ended December 31, 1999. Although new order dollars decreased in the northern region, unit pricing remained strong. The average price per unit of new orders increased to $276,000 per unit for the six months ended December 31, 2000 compared to $264,000 per unit for the six months ended December 31, 1999. The increase in average price per unit of new orders is due to the product mix as well as the demand for new homes. Strong demand has allowed for unit sales price increases at the majority of communities open during the first six months of fiscal 2001, when compared with the same communities and units offered for sale in the first six months of fiscal 2000.

The dollar backlog at December 31, 2000, increased approximately 41% to $149,454,000 on 496 homes compared to the backlog at December 31, 1999 of $106,181,000 on 384 homes. The increase in backlog dollars is primarily attributable to the Company's acquisition of PLC on October 13, 2000. In addition, a change in the product mix toward higher priced and larger single family homes resulted in the increased backlog level.

Inflation
---------

Inflation can have a significant impact on the Company's liquidity. Rising costs of land, materials, labor, interest and administrative costs have generally been recoverable in prior years through increased selling prices. However, there is no assurance the Company will be able to continue to increase prices to cover the effects of inflation in the future.

          Three Months and Six Months Ended December 31, 2000 and 1999
          ------------------------------------------------------------

Operating Revenues
------------------

Earned revenues for the first six months of fiscal 2001 increased $42,030,000 to $128,334,000, or 48.7%, compared to the first six months of fiscal 2000. Revenues from the sale of residential homes included 472 homes totaling $125,090,000 during the first six months of fiscal 2001, as compared to 382 homes totaling $84,785,000 during the first six months of fiscal 2000. Approximately $23,458,000 of the increase in residential revenue earned is attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC. In addition, although homes delivered in the northern region decreased slightly in the first six months of fiscal year 2001 compared to the prior year, residential revenue earned increased approximately 20% in the same time period in the northern region. The increase in residential revenue earned in the northern region in the first six months of fiscal 2001, as compared to the first six months of fiscal 2000, is primarily attributable to a change in product mix toward higher priced and larger single family homes delivered. Single family homes delivered in the northern region for the first six months of fiscal 2001 accounted for approximately 72% of northern region residential revenue earned and 55% of unit sales compared with approximately 60% of residential revenue earned and 46% of unit sales during the first six months of fiscal 2000. In addition, the average selling price for single family homes delivered in the northern region increased approximately 22% during the first six months of fiscal 2001, as compared to the first six months of fiscal 2000. The increase in average selling price is attributable to the Company's change in product mix toward higher priced and larger single family homes.

Earned revenues for the second quarter ending December 31, 2000 increased $30,386,000 to $74,711,000, or 68.6%, compared to the second quarter of fiscal 2000. Revenues from the sale of residential homes included 277 homes totaling $72,108,000 during the second quarter of fiscal 2001, as compared to 197 homes totaling $43,715,000 during the second quarter of fiscal 2000. Approximately $23,458,000 of the increase in residential revenue earned is attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC. In addition, the southern region accounted for 97 homes delivered in the second quarter of 2001.

Costs and Expenses
------------------

Costs and Expenses for the first six months of fiscal 2001 increased $40,214,000, or 49.8%, compared with the first six months of fiscal 2000. The cost of residential properties for the first six months of fiscal 2001 increased $35,064,000 to $106,341,000, or 49.2%, when compared with the first six months of fiscal 2000. Approximately $20,915,000 of the increase in cost of residential properties is attributable to the Company's expansion into North Carolina, South Carolina and Virginia, through its acquisition of PLC. Gross profit margin on residential property revenues was 15% for the first six months of fiscal 2001 compared with 15.9% for the first six months of fiscal 2000. The decrease in gross profit margin on residential property revenues is primarily related to residential property revenues earned in the southern region. The gross profit margins in North Carolina, South Carolina and Virginia for the period ending December 31, 2000 are negatively affected by an increase in inventory value at the date of acquisition, as a result of the application of purchase accounting under APB No. 16, "Business Combinations". The gross profit margin on residential property revenues in New Jersey and Pennsylvania is consistent with the prior year comparable period.

For the first six months of fiscal 2001, selling, general and administrative expenses increased $3,657,000 to $12,002,000, or 43.8%, when compared with the first six months of fiscal 2000. Approximately $1,922,000 of the increase in selling, general and administrative expenses for the first six months of fiscal 2001 is attributable to the selling, general and administrative expenses incurred in the southern region by the Company's newly acquired subsidiary, PLC. In addition, this increase is also attributable to an increase in northern region incentives, sale office expense and advertising costs in connection with the increase in revenues earned from higher priced and larger single family homes. The selling general and administrative expenses as a percentage of residential property revenue decreased to 9.6% during the first six months of fiscal 2001 compared to 9.8% in the comparable prior period. The decrease in selling, general and administrative expenses as a percentage of residential property revenue can be attributed to an increase in revenues while the fixed portion of costs related to advertising, sales office expense and administrative expense remained consistent with the prior comparable period.

Costs and Expenses for the second quarter of fiscal 2001 increased $29,884,000, or 72.6%, compared with the second quarter of fiscal 2000. The cost of residential properties for the second quarter of fiscal 2001 increased $25,256,000 to $61,695,000, or 69.3%, when compared with the second quarter of fiscal 2000. Approximately $20,915,000 of the increase in cost of residential properties is attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC. Gross profit margin on residential property revenues was 14.4% for the second quarter of fiscal 2001 compared with 16.6% for the second quarter of fiscal 2000. The decrease in gross profit margin on residential property revenues is primarily related to residential property revenues earned in the southern region. The gross profit margins in North Carolina, South Carolina and Virginia for the period ending December 31, 2000 are negatively affected by an increase in inventory value at the date of acquisition as a result of the application of purchase accounting under APB No. 16 "Business Combinations". The gross profit margin on residential property revenues in the northern region is consistent with the prior year comparable period.

For the second quarter of fiscal 2001, selling, general and administrative expenses increased $2,827,000 to $7,129,000, or 65.7%, when compared with the second quarter of fiscal 2000. Approximately $1,922,000 of the second quarter fiscal 2001 increase in selling, general and administrative expenses is attributable to the selling, general and administrative expenses incurred in the southern region by Company's newly acquired subsidiary, PLC. In addition, northern region incentives, sale office expense and advertising costs partially contributed to the increase. The selling general and administrative expenses as a percentage of residential property revenue remained consistent with the comparable prior period.

Net Income Available for Common Shareholders
--------------------------------------------

Net income available for common shareholders for the first six months of fiscal 2001 increased $1,118,000, or 32.9%, to $4,509,000 ($.39 basic and $.29 diluted earnings per share), compared with $3,391,000 ($.30 basic and $.23 diluted earnings per share) for the first six month of fiscal 2000. This increase in net income available for common shareholders is partially attributable to the Company's acquired operations in North Carolina, South Carolina and Virginia through its October 13, 2000 acquisition of PLC. Additionally, increased residential property revenues in New Jersey and Pennsylvania as a result of a change in product mix toward higher priced and larger single family homes and positive home pricing, also contributed to the increase in net income available for common shareholders.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

         In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe arbor provisions created by statute. Generally words such as "may", "will", "should", "could", "anticipate", "expect", "intend", "estimate", "plan"(pound) "continue", and "believe" or the negative of or other variation on these and other similar expressions identify forward-looking statements. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

         Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements.

         Many factors, including those listed below, could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

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

                           PART II. OTHER INFORMATION


Item 2.    Changes in Securities and Use of Proceeds.

           (c) In connection with the Company's acquisition of PLC, the Company agreed to issue shares of common stock, $.10 par, of the Company, to six individuals who are former stockholders of PLC and current employees of a subsidiary of the Company, as described below.

         On October 13, 2000, the Company acquired all of the issued and outstanding shares of PLC for (i) approximately $5,000,000 in cash at closing;
(ii) subordinated promissory notes in the aggregate principal amount of $1,000,000, payable over four years; (iii) 150,000 shares of common stock of Orleans Homebuilders, Inc., issuable in equal installments on each of the first four anniversaries of the closing of the acquisition; and (iv) 25% of the pre-tax profits of PLC in excess of $1,750,000 for each of the fiscal years ended June 30, 2001, 2002 or 2003, subject to a cumulative payout not in excess of $1,250,000. Interest on the subordinated promissory notes is payable quarterly. The subordinated promissory notes accrue interest at an annual rate equal to the prime rate (9.5% at December 31, 2000), subject to a cap of 10% and a floor of 8%. The Company incurred approximately $485,000 in acquisition related costs to complete this transaction. The purchase price and transaction costs were allocated to the fair value of the assets and liabilities acquired in accordance with APB No. 16, "Business Combinations". Approximately $1,598,000 was allocated to intangible assets and goodwill, under the purchase method of accounting. The intangible assets and goodwill are being amortized on a straight-line basis over the next 10 years. The accumulated amortization of intangible assets is approximately $41,000 at December 31, 2000.

         In addition to the purchase price, the Company has entered into employment agreements with the former PLC shareholders, pursuant to which the Company has agreed to: (i) issue up to an aggregate of 150,000 shares of common stock of Orleans Homebuilders, Inc., in equal installments on each of the first four anniversaries of the closing of the acquisition; and (ii) payments equal to 25% of PLC's pre-tax profits in excess of $1,750,000, for each of the fiscal years ended June 30, 2001, 2002 or 2003, subject to a cumulative payout of $1,250,000.

         The former shareholders of PLC have the right to cause the Company to repurchase the common stock issued in this transaction approximately five years after the closing of the acquisition at a price of $3.33 per share.

         The Company relied upon Rule 506 under the Securities Act of 1933 (the "Act") for its exemption from the registration requirements of the Act. Five of the six individuals were not accredited investors and the Company reasonably believed, based on their business experience and certain representations made to the Company, that those individuals had the required knowledge and expertise in financial and business matters to evaluate the merits and risks of the Company's common stock. The Company furnished the information required by Rule 502 under the Act for each of the six individuals a reasonable time prior to the sales.

Item 4.  Submission of Matters to a Vote of Security Holders.

           On December 7, 2000, the Company held its Annual Meeting of Stockholders pursuant to a notice dated October 27, 2000. Definitive proxy materials were filed with the Securities and Exchange Commission prior to the meeting. A total of 10,327,181 shares were voted at the meeting constituting 90.9% of the 11,357,893 shares entitled to vote.

           At the Annual Meeting, the seven nominees (Sylvan M. Cohen, Benjamin
D. Goldman, Robert N. Goodman, Andrew N. Heine, David Kaplan, Lewis Katz and Jeffrey P. Orleans) who were nominated for re-election and were previously elected by the stockholders were all elected.


         The results of the vote were as follows:

                                                                Shares for Which
                                          Share Voted For      Vote was Withheld
                                          ---------------      -----------------
         Sylvan M. Cohen                    10,324,411               2,770
         Benjamin D. Goldman                10,342,261               2,920
         Robert N. Goodman                  10,319,411               7,770
         Andrew N. Heine                    10,324,411               2,770
         David Kaplan                       10,324,411               2,770
         Lewis Katz                         10,324,411               2,770
         Jeffrey P. Orleans                 10,342,261               2,920

Item 6.  Exhibits and Reports on Form 8-K.

(a)      None.

(b)      Reports on Form 8-K.
         -------------------

                The Company filed a Current Report on Form 8-K dated October 27, 2000, as amended by Form 8-K/A dated December 20, 2000, relating to the Company's acquisition of all the issued and outstanding shares of Parker & Lancaster Corporation ("PLC"). The PLC acquisition was reported under Item 2 of Form 8-K. The audited financial statements of PLC as of June 30, 2000 were filed under Item 7 of Form 8-K/A. In addition, the unaudited pro forma combined and condensed balance sheet of the Company at June 30, 2000 and the unaudited pro forma consolidated statement of operations of the Company for the year ended June 30, 2000 were filed under Item 7 of Form 8-K/A.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ORLEANS HOMEBUILDERS, INC.
                                           (Registrant)

         February 14, 2001                 /s/ Michael T. Vesey
                                           -----------------------
                                           Michael T. Vesey
                                           President and Chief Operating Officer


         February 14, 2001                  /s/ Joseph A. Santangelo
                                            ------------------------
                                            Joseph A. Santangelo
                                            Treasurer, Secretary and
                                            Chief Financial Officer