Form 10-Q
period 2001-03-31
ORLEANS HOMEBUILDERS INC
filed 2001-05-15
CIK 38570

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

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


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Number of shares of common stock outstanding as of May 9, 2001: 11,357,893
                 (excluding 1,340,238 shares held in Treasury).

                   Orleans Homebuilders, Inc. and Subsidiaries

                                                                           PAGE

                  PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets at March 31, 2001
           and June 30, 2000                                                 1

           Consolidated Statements of Operations and Changes
           in Retained Earnings for the three and nine months ended
           March 31, 2001 and 2000                                           2

           Consolidated Statements of Cash Flows for the
           nine months ended March 31, 2001 and 2000                         3

           Notes to Consolidated Financial Statements                        4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                       10


                                     PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 17

                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                (Unaudited)
                                                                 March 31,     June 30,
                                                                    2001         2000
                                                                 ---------    ---------
Assets
Cash                                                             $   2,993    $   2,719
Restricted cash - customer deposits                                  7,974        8,737
Real estate held for development and sale:
    Residential properties completed or under construction         110,888       65,669
    Land held for development or sale and improvements              57,650       61,991
Property and equipment, at cost, less accumulated depreciation         933          439
Intangible assets, net of amortization                               1,916         --
Receivables, deferred charges and other assets                      15,567       10,773
                                                                 ---------    ---------
    Total Assets                                                 $ 197,921    $ 150,328
                                                                 =========    =========


Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                 $  18,134    $  18,895
Accrued expenses                                                    14,490       10,359
Customer deposits                                                    8,718        8,737
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                           103,514       69,344
Notes payable - related parties                                      7,959        4,810
Other notes payable                                                  2,954        2,753
Deferred income taxes                                                2,141        2,159
                                                                 ---------    ---------
    Total Liabilities                                              157,910      117,057
                                                                 ---------    ---------
Commitments and contingencies
Redeemable common stock                                                932         --
                                                                 ---------    ---------
Shareholders' Equity:
Preferred stock, $1 par, 500,000 shares authorized:
    Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value, issued and outstanding 100,000
    shares ($3,000,000 liquidation preference)                       3,000        3,000
Common stock, $.10 par, 20,000,000 shares authorized,
    12,698,131 shares issued                                         1,270        1,270
Capital in excess of par value - common stock                       17,726       17,726
Retained earnings                                                   18,058       12,250
Treasury stock, at cost (1,340,238 shares held at
    March 31, 2001 and June 30, 2000)                                 (975)        (975)
                                                                 ---------    ---------
Total Shareholders' Equity                                          39,079       33,271
                                                                 ---------    ---------
Total Liabilities and Shareholders' Equity                       $ 197,921    $ 150,328
                                                                 =========    =========



                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        and Changes in Retained Earnings
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                 Three Months Ended        Nine Months Ended
                                                      March 31,                 March 31,
                                                  2001         2000         2001         2000
                                               ---------    ---------    ---------    ---------
Earned revenues
    Residential properties                     $  54,380    $  40,453    $ 179,470    $ 125,238
    Land sales                                      --           --          1,786          405
    Other income                                     631          508        2,089        1,622
                                               ---------    ---------    ---------    ---------
                                                  55,011       40,961      183,345      127,265
                                               ---------    ---------    ---------    ---------
Costs and expenses
    Residential properties                        45,794       33,582      152,135      104,859
    Land sales                                      --           --          1,664          350
    Other                                            231          194          806          602
    Selling, general and administrative            6,516        4,541       18,518       12,886
    Interest
      Incurred                                     2,582        1,908        7,278        5,629
      Less capitalized                            (2,343)      (1,758)      (6,735)      (5,187)
                                               ---------    ---------    ---------    ---------
                                                  52,780       38,467      173,666      119,139
                                               ---------    ---------    ---------    ---------
Income from operations before income taxes         2,231        2,494        9,679        8,126
Income tax expense                                   879          952        3,713        3,088
                                               ---------    ---------    ---------    ---------
Net income                                         1,352        1,542        5,966        5,038
Preferred dividends                                   53           53          158          158
                                               ---------    ---------    ---------    ---------
Net income available for common shareholders       1,299        1,489        5,808        4,880
Retained earnings, at beginning of period         16,759        8,312       12,250        4,921
                                               ---------    ---------    ---------    ---------
Retained earnings, at end of period            $  18,058    $   9,801    $  18,058    $   9,801
                                               =========    =========    =========    =========

Basic earnings per share                       $    0.11    $    0.13    $    0.50    $    0.43
                                               =========    =========    =========    =========
Diluted earnings per share                     $    0.08    $    0.10    $    0.38    $    0.33
                                               =========    =========    =========    =========

                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                        March 31,
                                                                 2001               2000
                                                               ---------         ---------
Cash flows from operating activities:
    Net income                                                 $   5,966         $   5,038
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                    274               176
    Deferred taxes                                                  (426)             --
    Noncash compensation                                              22              --
Changes in operating assets and liabilities net of
    effects from purchase of PLC
    Restricted cash - customer deposits                              763            (1,494)
    Real estate held for development and sale                      5,074           (18,348)
    Receivables, deferred charges and other assets                (3,420)           (1,302)
    Accounts payable and other liabilities                        (2,430)            3,240
    Customer deposits                                               (378)            1,494
                                                               ---------         ---------
Net cash provided by (used in) operating activities                5,445           (11,196)
                                                               ---------         ---------
Cash flows from investing activities:
    Purchases of property and equipment                             (208)             (133)
    Acquisition of PLC, net of cash acquired                      (4,581)             --
                                                               ---------         ---------
Net cash used in investing activities                             (4,789)             (133)
                                                               ---------         ---------
Cash flows from financing activities:
    Borrowings from loans secured by real estate assets          124,135            83,403
    Repayment of loans secured by real estate assets            (126,683)          (78,700)
    Borrowings from other note obligations                         7,855             6,077
    Repayment of other note obligations                           (5,531)           (4,277)
    Preferred stock dividend                                        (158)             (158)
                                                               ---------         ---------
Net cash provided by (used in) financing activities                 (382)            6,345
                                                               ---------         ---------
Net increase (decrease) in cash                                      274            (4,984)
Cash at beginning of year                                          2,719             6,738
                                                               ---------         ---------
Cash at end of year                                            $   2,993         $   1,754
                                                               =========         =========
Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized                  $     377         $     135
                                                               =========         =========
    Income taxes paid                                          $   3,142         $   1,886
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

              On October 13, 2000 the Company acquired all of the issued and outstanding shares of Parker & Lancaster Corporation ("PLC"). Unless otherwise indicated, the term the "Company" includes the accounts of PLC and its subsidiaries. PLC is engaged in residential real estate development in North Carolina, South Carolina and Virginia. The Consolidated Statements of Operations and Changes in Retained Earnings and the Consolidated Statements of Cash Flows include the accounts of PLC and its wholly owned subsidiaries from October 13, 2000 through March 31, 2001. The Consolidated Balance Sheets include the accounts of PLC and its wholly owned subsidiaries as of March 31, 2001. All material intercompany transactions and accounts have been eliminated.

              In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company for the periods presented. The interim operating results of the Company may not be indicative of operating results for the full year.

              Recent Accounting Pronouncements:

              Comprehensive Income
              In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. The primary components of comprehensive income are net income, foreign currency translations, minimum pension liabilities, and the change in value of certain investments in marketable securities classified as available-for-sale. Upon adoption of SFAS No. 133/SFAS No. 137 (effective for the Company on July 1, 2000), other comprehensive income was also affected by the mark-to-market on the effective portion of hedge instruments. Since the Company had no material such items, other comprehensive income and net income are the same for both the three and nine month periods ending March 31, 2001 and 2000.

              New Accounting Standards
              In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999 the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or
              (iii) in certain circumstances a hedge of a foreign currency exposure. The Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Hedging Activities- an Amendment of FASB No. 133," July 1, 2000. The adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company because the Company has not entered into any freestanding derivatives and has no embedded derivatives that require bifurcation and separate treatment. However, should the Company change its use of such derivatives, the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

              In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will adopt SAB 101, as required, in the fourth quarter of fiscal 2001. The adoption of SAB 101 is not expected to have a material financial impact on the financial position or results of operations of the Company.

              In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). The Company was required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees." The initial adoption of FIN 44 by the Company did not have a material impact on its consolidated financial position or results of operations.

(B)      Acquisitions:

              On October 13, 2000, the Company acquired all of the issued and outstanding shares of PLC and entered into employment agreements ranging from 2 to 3 years with certain of the former PLC shareholders for combined consideration of (i) approximately $5,000,000 in cash; (ii) $1,000,000 of subordinated promissory notes which bear interest at the prime rate, subject to a cap of 10% and a floor of 8% (subject to the 8% floor at March 31, 2001) with principal payable over four years; (iii) 300,000 shares of common stock of the Company payable in equal installments on each of the four anniversaries of the closing of the acquisition; and
              (iv) contingent payments representing an aggregate of 50% of PLC's pre-tax profits in excess of $1,750,000, for each of the fiscal years ended June 30, 2001, 2002 and 2003, subject to an aggregate cumulative pay-out limitation of $2,500,000. The Company also incurred approximately $485,000 in acquisition costs to complete this transaction.

              The Company accounted for these transactions in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations" whereby certain of these amounts were considered to be part of the purchase price of the business and the remainder part of employee compensation. With respect to the amounts allocated to the purchase, such amount was allocated to the fair value of the assets and liabilities acquired with the excess of approximately $2,008,000 allocated to intangible assets and goodwill, both of which are being amortized on a straight-line basis over a ten-year period. Accumulated amortization of the intangible assets and goodwill at March 31, 2001 was approximately $92,000.

              The former shareholders of PLC have the right to cause the Company to repurchase the common stock issued in this transaction approximately five years after the closing of the acquisition at a price of $3.33 per share.

              If the PLC acquisition occurred on July1, 1999, pro forma information for the Company would have been as follows:

                                            Nine Months Ending March 31,
                                             2001                   2000
                                      ----------------------------------------
                                                     (Unaudited)
                                      (in thousands, except per share amounts)

              Revenue                  $   203,887            $   189,823
              Income from
                operations                   9,863                  7,355
              Net income                     5,900                  4,345
              Earnings per share:
                Basic                         0.51                   0.37
                Diluted                       0.38                   0.29





(C)      Earnings Per Share:

              Basic earnings per common share are computed by dividing net income by weighted average number of common shares outstanding. Basic shares outstanding includes the pro rata portion of unconditional shares issuable as part of the purchase price of the PLC acquisition. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three and nine months ended March 31, 2001 and 2000, respectively, are shown in the following unaudited table:


                                                               Three Months Ended         Nine Months Ended
                                                             3/31/01      3/31/00       3/31/01      3/31/00
                                                            ------------------------- --------------------------
                                                                 (in thousands)            (in thousands)
              Total common shares issued                        12,698        12,698        12,698       12,698
              Unconditional shares issuable                        273             -           168            -
              Less:  Average treasury shares outstanding       (1,340)       (1,340)       (1,340)      (1,340)
                                                            ------------------------- --------------------------
              Basic EPS shares                                  11,631        11,358        11,526       11,358
              Effect of assumed shares issued under
                treasury stock method for stock options            750           410           591          364
              Effect of assumed conversion of $3 million
                Convertible Subordinated 7% Note                 2,000         2,000         2,000        2,000
              Effect of assumed conversion of
                $ 3 million Series D Preferred Stock             2,000         2,000         2,000        2,000
                                                            ------------------------- --------------------------
              Diluted EPS shares                                16,381        15,768        16,117       15,722
                                                            ========================= ==========================

              Net income available for
              common                 shareholders              $ 1,299       $ 1,489       $ 5,808      $ 4,880
              Effect of assumed conversion of $3 million
                Series D Preferred Stock                            53            53           158          158
              Effect of assumed conversion of $3 million
                Convertible Subordinated 7% Note                    33            33            98           98
                                                            ------------------------- --------------------------
              Adjusted net income for diluted EPS              $ 1,385       $ 1,575       $ 6,064      $ 5,136
                                                            ========================= ==========================


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

(E)      Residential Properties Completed or under Construction:

              Residential properties completed or under construction consists of the following:

                                               March 31, 2001  June 30, 2000
                                               --------------  -------------
                                                        (Unaudited)
                                                       (in thousands)
                  Under contract for sale       $     81,883    $     55,820

                  Unsold                              29,005           9,849
                                               --------------  --------------
                                                $    110,888    $     65,669
                                               ==============  ==============



(F)      Litigation:

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

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.


Liquidity and Capital Resources

         On October 13, 2000, the Company acquired all of the issued and outstanding shares of PLC and entered into employment agreements ranging from 2 to 3 years with certain of the former PLC shareholders for combined consideration of (i) approximately $5,000,000 in cash; (ii) $1,000,000 of subordinated promissory notes which bear interest at the prime rate, subject to a cap of 10% and a floor of 8% (subject to the 8% floor at March 31, 2001) with principal payable over four years; (iii) 300,000 shares of common stock of the Company payable in equal installments on each of the four anniversaries of the closing of the acquisition; and (iv) contingent payments representing an aggregate of 50% of PLC's pre-tax profits in excess of $1,750,000, for each of the fiscal years ended June 30, 2001, 2002 and 2003, subject to an aggregate cumulative pay-out limitation of $2,500,000. The former shareholders of PLC have the right to cause the Company to repurchase the common stock issued in this transaction approximately five years after the closing at a price of $3.33 per share. To fund the acquisition, the Company borrowed $4,000,000 from Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, under its existing unsecured line of credit agreement and used funds from operations of approximately $1,000,000. As of November 6, 2000, the Company repaid Mr. Orleans in full from available cash and funds generated from operations.

         The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At March 31, 2001, the Company had approximately $73,933,000 available to be drawn under existing revolving and construction loans for planned development expenditures, including unsecured lines of credit of approximately $1,550,000. In addition, the Company had $1,900,000 available to be drawn under existing unsecured line of credit and working capital arrangements with Mr. Orleans.

         During the nine months ended March 31, 2001, the Company acquired land for future development with an aggregate purchase price of approximately $15,783,000, including approximately $8,221,000 for land purchases in North Carolina, South Carolina and Virginia, subsequent to the acquisition of PLC.

         As of March 31, 2001 the Company had contracted to purchase, or has under option, land and improved lots that will yield approximately 5,600 homes, for an aggregate purchase price of approximately $193,000,000. These purchase agreements are subject to due diligence review and are contingent upon the receipt of governmental approvals. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. The Company anticipates completing a majority of these acquisitions over the next several years.

         The Company believes that funds generated from operations and financing commitments from available lenders will provide the Company with sufficient capital to meet its existing operating needs.

Results of Operations

The following table (unaudited) sets forth certain details as to residential sales activity for the periods listed below. The backlog information is as of the end of each period listed.



                                                            Nine Months Ended March 31,
                                                     2001                                 2000
                                     --------------------------------------------------------------------------
                                                              (Dollars in thousands)
                                                                Average                              Average
Northern Region                                                 Price /                              Price /
New Jersey and Pennsylvania:             Amount       Units       Unit         Amount       Units     Unit

Revenues earned                        $137,499        516       $ 266        $ 125,238      566      $ 221

New orders                              151,907        549         277          150,365      561        268

Backlog                                 142,307        442         322          126,191      420        300



                                               October 13, 2000
                                              (acquisition date)
                                                      To
                                                March 31, 2001
                                     -------------------------------------
                                             (Dollars in thousands)
Southern Region                                                 Average
North Carolina, South Carolina                                  Price /
  and Virginia:                          Amount       Units       Unit

Revenues earned                          $41,971       179       $ 234

New orders                                73,905       305         242

Backlog                                   60,424       242         250


                                               Nine Months Ended March 31,
                                      2001                                    2000
                          -----------------------------------------------------------------------------
                                                 (Dollars in thousands)
                                                       Average                                  Average
                                                       Price /                                  Price /
Combined Regions            Amount        Units         Unit          Amount         Units       Unit
Revenues earned           $179,470         695         $ 258       $ 125,238          566       $ 221
New orders                 225,812         854           264         150,365          561         268
Backlog                    202,731         684           296         126,191          420         300



The dollar value of new orders for the nine months ended March 31, 2001 increased by approximately 50% to $225,812,000 on 854 units compared to $150,365,000 on 561 units for the nine months ended March 31, 2000. The increase in new order dollars and new orders is primarily attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC. The average price per unit of new orders decreased to $264,000 per unit for the nine months ended March 31, 2001 compared to $268,000 per unit for the nine months ended March 31, 2000, due to a change in product mix as a result of the Company's geographic expansion. The number of orders in the Company's new geographic area accounted for 36% of all new orders for the nine months ended March 31, 2001. Overall, unit sales prices have increased at the majority of communities open during the first nine months of fiscal 2001, when compared with the same communities and units offered for sale in the first nine months of fiscal 2000.

The dollar backlog at March 31, 2001, increased approximately 61% to $202,731,000 on 684 homes compared to the backlog at March 31, 2000 of $126,191,000 on 420 homes. The increase in backlog dollars is primarily attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC on October 13, 2000.

Inflation

Inflation can have a significant impact on the Company's liquidity. Rising costs of land, materials, labor, interest and administrative costs have generally been recoverable in prior years through increased selling prices. However, there is no assurance the Company will be able to continue to increase prices to cover the effects of inflation in the future.

           Three Months and Nine Months Ended March 31, 2001 and 2000


Operating Revenues

Earned revenues for the first nine months of fiscal 2001 increased $56,080,000 to $183,345,000, or 44.1%, compared to the first nine months of fiscal 2000. Revenues from the sale of residential homes included 695 homes totaling $179,470,000 during the first nine months of fiscal 2001, as compared to 566 homes totaling $125,238,000 during the first nine months of fiscal 2000. The increase in revenues was attributable to a 23% increase in the number of homes delivered and a 17% increase in the average price per home delivered. The Company's expansion into North Carolina, South Carolina and Virginia on October 13, 2000 resulted in additional residential property revenue and homes delivered during the first nine months of fiscal 2001 of $41,971,000 and 179 homes, respectively. The increase in the average selling price per home delivered in the first nine months of fiscal 2001 compared with the prior year period is the result of the Company's change in product mix toward higher priced and larger single family homes. In addition, unit sales prices have increased at the majority of communities open during the first nine months of fiscal 2001 when compared with the same communities and units offered for sale in the first nine months of fiscal 2000.

Earned revenues for the third quarter ending March 31, 2001 increased $14,050,000 to $55,011,000, or 34.3%, compared to the third quarter of fiscal 2000. Revenues from the sale of residential homes included 223 homes totaling $54,380,000 during the third quarter of fiscal 2001, as compared to 184 homes totaling $40,453,000 during the third quarter of fiscal 2000. The increase in revenues was attributable to a 21% increase in the number of homes delivered and an 11% increase in the average price per home delivered. The Company's expansion into North Carolina, South Carolina and Virginia on October 13, 2000 resulted in additional residential property revenue and homes delivered during the third quarter of fiscal 2001 of $18,513,000 and 82 homes, respectively. The inclement weather conditions in New Jersey and Pennsylvania during the third quarter of fiscal 2001, resulted in a decrease in residential property revenues and homes delivered during the third quarter of fiscal 2001 compared with the third quarter of fiscal 2000, of $4,586,000 and 43 homes, respectively. The increase in the average selling price per home delivered in the third quarter of fiscal 2001 compared with the prior year period is the result of the Company's change in product mix toward higher priced and larger single family homes. In addition, unit sales prices have increased at the majority of communities open during the third quarter of fiscal 2001 when compared with the same communities and units offered for sale in the third quarter of fiscal 2000.


Costs and Expenses

Costs and Expenses for the first nine months of fiscal 2001 increased $54,527,000, or 45.8%, compared with the first nine months of fiscal 2000. The cost of residential properties for the first nine months of fiscal 2001 increased $47,276,000 to $152,135,000, or 45.1%, when compared with the first nine months of fiscal 2000. The increase in cost of residential properties is attributable to the increase in the number of homes delivered. Gross profit margin on residential property revenues was 15.2% for the first nine months of fiscal 2001 compared with 16.3% for the first nine months of fiscal 2000. The decrease in gross profit margin on residential property revenues is primarily related to the lower gross profit margins attained on the homes delivered in North Carolina, South Carolina and Virginia beginning with the Company's expansion into these states on October 13, 2000 through its acquisition of PLC. In addition, the gross profit margin is further affected when the acquired PLC inventory is delivered because the value of the acquired PLC inventory was increased to fair market value as a result of the application of purchase accounting under APB No. 16, "Business Combinations".

For the first nine months of fiscal 2001, selling, general and administrative expenses increased $5,632,000 to $18,518,000, or 43.7%, when compared with the first nine months of fiscal 2000. This increase is attributable to an increase in the number of communities in which the Company was operating, the geographic expansion of the Company's homebuilding operations and the increase in the number of homes sold. The selling, general and administrative expense as a percentage of residential property revenue was 10.3%, which is consistent with the comparable prior year period.

Costs and Expenses for the third quarter of fiscal 2001 increased $14,313,000, or 37.2%, compared with the third quarter of fiscal 2000. The cost of residential properties for the third quarter of fiscal 2001 increased $12,212,000 to $45,794,000, or 36.4%, when compared with the third quarter of fiscal 2000. The increase in cost of residential properties is attributable to the increase in the number of homes delivered. Gross profit margin on residential property revenues was 15.8% for the third quarter of fiscal 2001 compared with 17.0% for the third quarter of fiscal 2000. The decrease in gross profit margin on residential property revenues is primarily related to the lower gross profit margins attained on the homes delivered in North Carolina, South Carolina and Virginia beginning with the Company's expansion into these states on October 13, 2000 through its acquisition of PLC. In addition, the gross profit margin is further affected when the acquired PLC inventory is delivered because the value of the acquired PLC inventory was increased to fair market value as a result of the application of purchase accounting under APB No. 16, "Business Combinations".

For the third quarter of fiscal 2001, selling, general and administrative expenses increased $1,975,000 to $6,516,000, or 43.5%, when compared with the third quarter of fiscal 2000. This increase is attributable to an increase in the number of communities in which the Company was operating, the geographic expansion of the Company's homebuilding operations and the increase in the number of homes sold. The selling, general and administrative expense as a percentage of residential property revenue was 12% for the third quarter of fiscal 2001 compared with 11.2% for the third quarter of fiscal 2000. The increase in selling, general and administrative expense as a percentage of residential property revenue is attributable to an increase in fixed costs as a result of the Company's geographic expansion and the increase in the number of communities in which the Company operates, combined with a decrease in residential property revenue in New Jersey and Pennsylvania, due to inclement weather, during the third quarter of fiscal 2001. The Company expects fourth quarter selling, general and administrative expense as a percentage of residential property revenue to be consistent with year-to-date selling, general and administrative expense as a percentage of residential property revenue.

Net Income Available for Common Shareholders

Net income available for common shareholders for the first nine months of fiscal 2001 increased $928,000, or 19%, to $5,808,000 ($.50 basic and $.37 diluted earnings per share), compared with $4,880,000 ($.43 basic and $.33 diluted earnings per share) for the first nine months of fiscal 2000.

The increase in net income available for common shareholders is primarily attributable to an increase in residential property revenues, as a result of an increase in homes delivered and an increase in the average selling price per home delivered.

Recent Accounting Pronouncements

Comprehensive Income
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective January 1, 1998. The primary components of comprehensive income are net income, foreign currency translations, minimum pension liabilities, and the change in value of certain investments in marketable securities classified as available-for-sale. Upon adoption of SFAS No. 133/SFAS No. 137 (effective for the Company on July 1, 2000), other comprehensive income was also affected by the mark-to-market on the effective portion of hedge instruments. Since the Company had no material such items, other comprehensive income and net income are the same for both the three and nine month periods ending March 31, 2001 and 2000.

New Accounting Standards
In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999 the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;
(ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances a hedge of a foreign currency exposure. The Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Hedging Activities- an Amendment of FASB No. 133," July 1, 2000. The adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company because the Company has not entered into any freestanding derivatives and has no embedded derivatives that require bifurcation and separate treatment. However, should the Company change its use of such derivatives, the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company will adopt SAB 101, as required, in the fourth quarter of fiscal 2001. The adoption of SAB 101 is not expected to have a material financial impact on the financial position or results of operations of the Company.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). The Company was required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees." The initial adoption of FIN 44 by the Company did not have a material impact on its consolidated financial position or results of operations.


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

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

(a)      None.

(b)      Reports on Form 8-K.

              None.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ORLEANS HOMEBUILDERS, INC.
                                         (Registrant)

         May 15, 2001                    /s/ Michael T. Vesey
                                         -----------------------
                                         Michael T. Vesey
                                         President and Chief Operating Officer


         May 15, 2001                    /s/ Joseph A. Santangelo
                                         ------------------------
                                         Joseph A. Santangelo
                                         Treasurer, Secretary and
                                         Chief Financial Officer