Form 10-K
period 2001-06-30
ORLEANS HOMEBUILDERS INC
filed 2001-09-25
CIK 38570

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

         Title of Each Class                    Name of Each Exchange
         -------------------                    on which Registered
                                                ---------------------------
Common Stock, $.10 Par Value Per Share
  (also formerly registered under
  Section 12(g) of the Act)                             American


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

                       YES     X                   NO
                            ---------                  ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant as of September 7, 2001 was approximately $8,413,000.

Number of shares of the registrant's outstanding Common Stock as of September 7, 2001 was 11,357,893, shares (excluding 1,340,238 shares held in Treasury).

Documents incorporated by reference:

Part III is incorporated by reference to the proxy statement for the annual meeting of Stockholders scheduled to be held in December, 2001.

                                TABLE OF CONTENTS
                                     PART I
                                                                            PAGE

ITEM 1.           Business.                                                    1

ITEM 2.           Properties.                                                  8

ITEM 3.           Legal Proceedings                                            8

ITEM 4.           Submission of Matters to a Vote of Security Holders          8


                                     PART II

ITEM 5.           Market for Registrant's Common Stock and
                    Related Stockholder Matters                                9

ITEM 6.           Selected Financial Data                                     10

ITEM 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       11

ITEM 7A.          Quantitative and Qualitative Disclosures About
                    Market Risk                                               20

ITEM 8.           Financial Statements and Supplementary Data                 21

ITEM 9.           Changes in and Disagreements With Accountants
                    on Accounting and Financial Disclosure                    46


                                    PART III

ITEM 10.          Directors and Executive Officers of Registrant              46

ITEM 11.          Executive Compensation                                      46

ITEM 12.          Security Ownership of Certain Beneficial Owners
                    and Management                                            46

ITEM 13.          Certain Relationships and Related Transactions              46

                                     PART IV

ITEM 14.          Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                       46

Item l.  Business.

General

         Orleans Homebuilders, Inc. and its subsidiaries (collectively, the "Company", "OHB" or "Orleans") primarily develops residential communities in Southeastern Pennsylvania, Central and Southern New Jersey, and the metropolitan areas of Richmond, Virginia and Charlotte, Greensboro and Raleigh, North Carolina. The Company has operated in the Pennsylvania and New Jersey areas for over 80 years and began operations in North Carolina, South Carolina and Virginia in fiscal 2001 through the acquisition of Parker & Lancaster Corporation ("PLC"), a privately-held residential homebuilder (See Note 2 of Notes to Consolidated Financial Statements for further details on the acquisition).

         The Company operates as a land developer, primarily for its own use, and as a builder. The Company builds and sells condominiums, townhouses and single-family homes to first-time homebuyers, first and second-time move-up homebuyers, luxury homebuyers, empty nesters and active adult homebuyers. During the fiscal year ended June 30, 2001, the Company delivered 1,085 homes, as compared to 768 homes in fiscal 2000. Revenues earned from residential property activities increased by 60.3% during fiscal 2001 to $282,384,000 as compared to $176,189,000 in fiscal 2000. At June 30, 2001 the Company's backlog increased by 46.3% to $187,098,000, representing 623 homes, compared to $127,899,000, representing 409 homes, at June 30, 2000.

         Jeffrey P. Orleans, Chairman of the Board and Chief Executive Officer of the Company, owns directly or indirectly approximately 7,324,828 shares of Common Stock, par value $.10 per share ("Common Stock"), which represents approximately 64.5% of the outstanding shares, excluding treasury shares, as of September 7, 2001. In addition, if Mr. Orleans were to convert his Convertible Subordinated 7% Note (See Note 6 of Notes to Consolidated Financial Statements) and his Series D Preferred Stock (See Note 8 of Notes to Consolidated Financial Statements) into common shares, he would then own 73.7% of the then outstanding shares.

         Residential

         The Company's activities in developing residential communities include the sale of residential properties and the sale of land and developed homesites to independent builders. The Company occasionally participates in joint ventures in certain of these activities.

         The following table sets forth certain information at June 30, 2001 with respect to active communities of the Company under development and those where construction is expected to commence in the near future, range of base sales prices and lots controlled by the Company.

                  RESIDENTIAL DEVELOPMENTS AS OF JUNE 30, 2001


State     Number Of     Unit Price Range      Remaining Lots   Total Units Under
-----     ---------     ----------------      --------------   -----------------
          Communities                            Owned         Contract of Sale
          -----------                            -----         ----------------
NC            21       $147,000-$340,000           327                 139

NJ            18       $112,000-$877,000         1,078                 318

PA             9       $130,000-$534,000           648                  92

SC             3       $196,000-$293,000            29                  10

VA            15       $145,000-$390,000           194                  64
              --                                 -----                 ---
TOTAL         66                                 2,276                 623
              ==                                 =====                 ===

         The following table sets forth certain details as to residential sales activity. The information provided is for the twelve months ended June 30, 2001, 2000 and 1999 in the case of revenues earned and new orders, and as of June 30, 2001, 2000 and 1999 in the case of backlog.

                                                     Year Ended June 30,
                               2001                  2000            1999(2)
                               ----                 ----             -------

                                                (in thousands)
Northern Region
New Jersey and Pennsylvania:

Revenues earned                $     200,108     $     176,189      $  143,827
  Homes                                  739               768             718
  Average Price                $         271     $         229      $      200

New Orders                     $     203,102     $     203,023      $  173,897
  Homes                                  740               752             803
  Average Price                $         274     $         270      $      217

Backlog                        $     130,893     $     127,899      $  101,065
  Homes                                  410               409             425
  Average Price                $         319     $         313      $      238

Southern Region (1)
North Carolina, South Carolina and Virginia:

Revenues earned                $      82,276     $           -      $        -
  Homes                                  346                 -               -
  Average Price                $         238     $           -      $        -

New Orders                     $     109,991     $           -      $        -
  Homes                                  443                 -               -
  Average Price                $         248     $           -      $        -

Backlog                        $      56,205     $           -      $        -
  Homes                                  213                 -               -
  Average Price                $         264     $           -      $        -

Combined Regions
Revenues earned                $     282,384     $     176,189      $  143,827
  Homes                                1,085               768             718
  Average Price                $         260     $         229      $      200

New Orders                     $     313,093     $     203,023      $  173,897
  Homes                                1,183               752             803
  Average Price                $         265     $         270      $      217

Backlog                        $     187,098     $     127,899      $  101,065
  Homes                                  623               409             425
  Average Price                $         300     $         313      $      238



         (1) Information on revenue earned and new orders is for the period beginning October 13, 2000, the date the Company entered this market through its acquisition of PLC, through June 30, 2001.

         (2) Included in revenues earned and new order data for fiscal 1999 are four low income housing units purchased by Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company. The units had an aggregate sales value of $176,000. The selling price of all units, which are determined by state statute, are the same as if the units had been sold to unaffiliated third parties. These transactions will satisfy, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey.

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

         The Company generally begins construction of condominium and townhouse buildings after commitments for at least 50% of the homes in that building. In addition, a majority of the single family detached homes are constructed after contracts are signed and mortgage approval has been obtained. Depending on the market conditions and the specific community, the Company may also build speculative homes. Speculative homes are homes that are under construction or completed but for which the Company does not have a signed contract. These homes are often marketed to individuals who are relocating and have immediate housing needs. Many of these homes are sold while under construction. The Company monitors its speculative inventory to determine adequate return on investment.

         The Company does not manufacture any of the materials or other items used in the development of its communities, nor does the Company maintain substantial inventories of materials. Standard building materials, appliances and other components are purchased in volume. The Company has not experienced significant delays in obtaining materials needed by it to date and has long-standing relationships with many of its major suppliers and contractors. None of the Company's suppliers accounted for more than 10% of the Company's total purchases in the fiscal year ended June 30, 2001.

         Sales and Customer Financing

         The Company conducts a marketing program that is directed to purchasers of primary residences. In New Jersey and Pennsylvania, A.P. Orleans, Inc., a wholly owned subsidiary of the Company, is the exclusive sales agent. The residential communities are sold principally through on-site sales offices utilizing the Company's own sales team as well as outside sales brokers. In North Carolina, South Carolina and Virginia, the Company utilizes a combination of outside sales brokers and inside sales coordinators. The outside sales brokers are responsible for the initial customer contact and sale of the home and are generally compensated on a commission basis. The inside sales coordinators are responsible for managing the customer through the new home orientation and selection process. The inside sales coordinators are generally compensated with both salary and commission.

         Fully furnished and landscaped model homes and sales centers are constructed to promote sales. A variety of custom changes are permitted at the request of the homebuyers. The Company advertises extensively using newspapers, radio, billboards, direct mail advertising, illustrated brochures and via the internet, through its own website as well as websites of others. The Company's websites, orleanshomes.com and parkerorleans.com, are designed to provide a visitor with information regarding the Company's communities, including model type and elevation, floor plan layout and price range, as well as a multimedia gallery offering panoramic video tours or streaming video presentations of some of its homes. The Company also has a Preferred Buyer Program, a special discount program which makes it easy for anyone living in an Orleans home to move into another Orleans community.

         The Company's customers generally require mortgage financing to complete their purchases. The Company has a mortgage department to assist its homebuyers in obtaining financing from unaffiliated lenders and the Company receives a fee for this service. In addition, the Company offers numerous special mortgage programs designed to attract the homebuyer. In April 2001, the Company formed Alambry Funding LLC ("Alambry") a limited liability company whose sole member is the Company. Alambry has absorbed the Company's mortgage department into its operations. Alambry is currently authorized to do business in the states of Delaware, Florida, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia.

         The Company applies for project financing approvals from the Federal Housing Administration, the Veterans Administration and the Federal National Mortgage Association for many of its moderately priced communities. These approvals assist customers in their ability to obtain competitive fixed and adjustable rate mortgages with moderate down payments and liberal underwriting requirements. The Company has obtained approvals for most projects and anticipates additional approvals during fiscal 2002; however there can be no assurance additional approvals will be obtained.

         Land Policy

         The Company acquires land in order to provide an adequate and well-located supply for its residential building operations. The Company's strategy for land acquisition and development is dictated by specific market conditions where the Company conducts its operations. In general, the Company seeks to minimize the overall risks associated with acquiring undeveloped land by structuring purchase agreements that allow the Company to control the process of obtaining environmental and other regulatory approvals, but defer the acquisition of such land until the approval process has been completed and the Company is ready to commence construction. In certain regions, the Company acquires improved lots from land developers on a lot takedown basis. Under a typical agreement with a land developer, a minimal number of lots are purchased initially, and the remaining lot takedowns are subject to the terms of an option agreement. In evaluating possible opportunities to acquire land, the Company considers a variety of factors including, feasibility of development, proximity to developed areas, population growth patterns, customer preferences, estimated cost of development and availability and cost of financing.

         The Company engages in many phases of development activity, including land and site planning, obtaining environmental and other regulatory approvals, and the construction of roads, sewer, water and drainage facilities, recreation facilities and other amenities.

         The Company considers economic and market conditions for residential lots in each of its various communities in assessing the relative desirability of constructing homes or selling lots to other builders.

         As of June 30, 2001, the Company had contracted to acquire 28 parcels of undeveloped land and approximately 1,900 improved lots in its existing markets, totaling approximately 5,200 residential building lots for an aggregate purchase price of approximately $185,000,000. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, the agreements are generally subject to obtaining the required regulatory approval. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

         Joint Ventures

         From time to time, the Company has developed and owned projects through joint ventures with other parties. Determinations by the Company to enter into joint ventures have traditionally been based upon a number of factors, including principally the use of the joint venture as an alternative source for land acquisition financing. The Company will continue to evaluate joint venture opportunities. At the present time joint venture activities do not constitute a material portion of the Company's operations.

         Government Regulation

         The Company and its subcontractors are subject to continuing compliance requirements of various federal, state and local statutes, ordinances, rules and regulations regarding zoning, plumbing, heating, air conditioning and electrical systems, building permits and similar matters. The intensity of development in recent years in areas in which the Company is actively developing real estate has resulted in increased restrictive regulation and moratoriums by governments due to density, sewer, water, ecological and similar factors. Further expansion and development will require prior approval of federal, state and local authorities and may result in delay or curtailment of development activities and costly compliance programs.

         In January 1983, the New Jersey Supreme Court rendered a decision known as the "Mount Laurel II" decision, which has the effect of requiring certain municipalities in New Jersey to provide housing for persons of low and moderate income. In order to comply with such requirements, municipalities in that state may require developers, including the Company, in connection with the development of residential communities, to contribute funds or otherwise assist in the achievement of a fair share of low or moderate housing in such municipalities.

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

         Despite the Company's past ability to obtain necessary permits and authorizations for its projects, more stringent requirements may be imposed on developers and home builders in the future. Although the Company cannot predict the effect of such requirements, they could result in time-consuming and expensive compliance programs and substantial expenditures for environmental controls which could have a material adverse effect on the results of operations of the Company. In addition, the continued effectiveness of permits already granted is subject to many factors which are beyond the Company's control, including changes in policies, rules and regulations and their interpretation and application.

         Environmental Regulation and Litigation

         Development and sale of real property creates a potential for environmental liability on the part of the developer, owner, or any mortgage lender for its own acts or omissions as well as those of current or prior owners of the subject property or adjacent parcels. If hazardous substances are discovered on or emanating from any of the Company's properties, the owner or operator of the property (including the prior owners) may be held liable for costs and liabilities relating to such hazardous substances. Environmental studies are generally undertaken in connection with property acquisitions by the Company. Further governmental regulation on environmental matters affecting residential development could impose substantial additional expense to the Company, which could adversely affect the results of operations of the Company or the value of properties owned, or under contract of purchase by the Company. (See Note 11 of Notes to Consolidated Financial Statements for a discussion of specific environmental litigation.)

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

         Employees

         The Company, as of June 30, 2001, employed 112 executive, administrative and clerical personnel, 51 sales personnel, 147 construction supervisory personnel and laborers, for a total of 310 employees.

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

Item 2.  Properties.

         Lease of Executive Offices

         The Company leases office space for its corporate headquarters at 3333 Street Road, Bensalem, Pennsylvania 19020, consisting of approximately 16,500 square feet. The Company also leases office space consisting of approximately 3,100 square feet in Hainesport, New Jersey, a total of 10,000 square feet in two Richmond, Virginia locations and a total of 6,700 square feet in three North Carolina locations for certain centralized support services related to operations in those regions.

Item 3.  Legal Proceedings.

         The Company is a plaintiff or defendant in various cases arising out of its business operations. The Company believes that it has adequate reserves, insurance or meritorious defenses in all pending cases in which it is a defendant and that adverse decisions in any or all of the cases would not have a material effect upon the Company. (See Note 11 of Notes to Consolidated Financial Statements for a discussion of specific litigation).

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

         The principal market on which the Company's Common Stock is traded is the American Stock Exchange, Inc. (Symbol: OHB).

         The high and low sales prices on the Exchange for the periods indicated are as follows:

         Fiscal year
         ended June 30,                                High               Low
         --------------------                       ---------           --------

         2001    First Quarter                       $ 2.188            $ 1.375
                 Second Quarter                        3.500              1.563
                 Third Quarter                         4.250              2.000
                 Fourth Quarter                        3.240              2.080

         2000     First Quarter                      $ 1.875            $ 1.500
                  Second Quarter                       1.750              1.250
                  Third Quarter                        2.313              1.438
                  Fourth Quarter                       2.125              1.438


         The number of common stockholders of record of the Company as of September 7, 2001 was approximately 300.

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



                                                                                        Year Ended June 30,
                                                                             (In thousands, except per share data)

Operating Data                             2001               2000                1999               1998                1997
--------------------------           -----------------   ----------------   -----------------   ----------------    ----------------


Earned revenues                             $ 287,222          $ 178,997           $ 150,573          $ 108,998           $ 101,996

Net income before preferred
  dividends                                    10,759              7,539               5,367              1,668               1,615

Per share data for net income
  available for common shareholders:
           Basic                                 0.91               0.65                0.46               0.15                0.14
           Diluted                               0.67               0.49                0.36               0.14                0.14





                                                                            Balance at June 30,
                                                                              (In thousands)

Balance Sheet Data                        2001                2000                 1999                1998                1997
--------------------------          -----------------    ----------------    -----------------    ----------------    --------------


Residential properties                 $ 100,950            $ 65,669             $ 51,800            $ 47,209            $ 35,355

Land and improvements                     71,739              61,991               59,763              64,044              60,067

Total assets                             213,500             150,328              136,537             130,525             107,613

Mortgage obligations
  secured by real estate                 102,605              69,344               67,129              65,136              53,637

Subordinated debentures                        -                   -                    -                 601                 601

Other notes payable                       11,669               7,563                8,951              14,970              13,618

Shareholders' equity                      43,820              33,271               25,942              17,719              16,051







           The Company has not paid a cash dividend since December 1982.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

              On October 13, 2000, the Company acquired all of the issued and outstanding shares of PLC and entered into employment agreements ranging from two to three years with certain of the former PLC shareholders for combined consideration of (i) approximately $5,000,000 in cash; (ii) $1,000,000 of subordinated promissory notes which bear interest at the prime rate, subject to a cap of 10% and a floor of 8% (subject to the 8% floor at June 30, 2001) with principal payable over four years; (iii) 300,000 shares of common stock of the Company payable in equal installments on each of the four anniversaries of the closing of the acquisition; and (iv) contingent payments representing an aggregate of 50% of PLC's pre-tax profits in excess of $1,750,000 for each of the fiscal years ended June 30, 2001, 2002 and 2003, subject to an aggregate cumulative pay-out limitation of $2,500,000. The former shareholders of PLC have the right to cause the Company to repurchase the common stock issued in this transaction approximately five years after the closing at a price of $3.33 per share. To fund the acquisition, the Company borrowed $4,000,000 from Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, under its existing unsecured line of credit agreement from Mr. Orleans and used funds from operations of approximately $1,000,000. Approximately one month after the acquisition, the Company repaid Mr. Orleans in full from available cash and funds generated from operations.

              The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At June 30, 2001, the Company had approximately $98,069,000 available under existing secured revolving and construction loans for planned development expenditures, and approximately $1,279,000 available under existing unsecured lines of credit. In addition, the Company had $381,000 available under an existing $4,000,000 unsecured line of credit and working capital arrangement with Mr. Orleans.

              During the fiscal year ended June 30, 2001, the Company acquired land for future development for an aggregate purchase price of approximately $37,321,000, including approximately $17,489,000 for land purchases, subsequent to the acquisition of PLC, in North Carolina, South Carolina and Virginia.

              As of June 30, 2001, the Company had contracted to purchase, or had under option, land and improved lots for an aggregate purchase price of approximately $185,000,000. The improved lots are expected to yield approximately 5,200 homes. These purchase agreements are subject to due diligence review and are contingent upon the receipt of governmental approvals. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. The Company anticipates completing a majority of these acquisitions over the next several years.

              Subsequent to June 30, 2001, the Company acquired approximately 245 improved lots including work-in-process on some of the lots, from a third party homebuilder. The purchased lots are located within the Company's current operating area in New Jersey. The total purchase price of the transaction was approximately $14,700,000, of which $8,400,000 was financed through the Company's usual and customary construction loan financing arrangements and $6,300,000 was financed by the issuance of promissory notes with interest, payable monthly, ranging from prime to prime minus 100 basis points. The promissory notes are payable within one year from the date of the transaction.

              The Company believes that funds generated from operations and financing commitments from available lenders will provide the Company with sufficient capital to meet its existing operating needs.

Overview of Operations

              The tables included in "Item 1 - Business" summarize the Company's revenues, new orders and backlog data for the year ended June 30, 2001 with comparable data for fiscal 2000 and 1999.

              The dollar value of new orders for fiscal 2001 increased by approximately $110,070,000, or 54.2%, to $313,093,000 on 1,183 homes compared to
$203,023,000 on 752 homes for fiscal 2000. The increase in new order dollars and new orders is primarily attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC. The average price per home of new orders decreased to $265,000 in fiscal 2001, compared to $270,000 in fiscal 2000. The decrease in average price per home of new orders is primarily due to the change in product mix as a result of the Company's geographic expansion. Overall, the average selling price of new orders has increased at the majority of communities open during fiscal 2001 when compared with the same communities offered for sale in fiscal 2000.

              The dollar backlog at June 30, 2001 increased by approximately $59,199,000, or 46.3%, to $187,098,000 on 623 homes, compared to the backlog at
June 30, 2000 of $127,899,000 on 409 homes. The increase in backlog dollars is primarily attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC. In addition, favorable economic conditions in the regions where the Company operates continued during fiscal 2001.

Inflation

              Inflation can have a significant impact on the Company's liquidity. Rising costs of land, materials, labor, interest and administrative costs have generally been recoverable in prior years through increased selling prices. However, there is no assurance the Company will be able to continue to increase prices to cover the effects of inflation in the future.

                    Fiscal Years Ended June 30, 2001 and 2000

Results of Operations

              Operating Revenues

              Earned revenues for fiscal 2001 increased by $108,225,000 to $287,222,000, or 60.5%, compared to fiscal 2000. Revenues from the sale of residential homes included 1,085 homes totaling $282,384,000 during fiscal 2001, as compared to 768 homes totaling $176,189,000 during fiscal 2000. Approximately $82,276,000 of the increase in residential revenue earned is attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC. In addition, although homes delivered in the northern region decreased to 739 in fiscal 2001 from 768 in fiscal 2000 (approximately 3.8%), residential revenue increased by approximately $23,919,000, or 13.6%, during the same time period. The increase in residential revenue earned in the northern region during fiscal 2001, as compared to fiscal 2000, is primarily attributable to a change in product mix toward higher priced and larger single family homes delivered. The average selling price per home in the northern region increased from $229,000 in fiscal 2000 to $271,000 in fiscal 2001. The increase in average selling price is due to a number of factors, including increases in the base price per unit, option revenue per unit and a change in product mix.

              Land sales and other income consist primarily of land and lot sales, interest income, purchase discounts and contract rebates, property management fees and mortgage processing income. Revenues from land sales for fiscal 2001 increased by $1,381,000 to $1,786,000 compared to $405,000 for fiscal 2000. Although the Company primarily purchases land and engages in land development activities to support its own homebuilding activities, the Company occasionally sells land or improved lots to other third parties. Land sale opportunities are generally evaluated on an individual basis. Risk factors and return on investment are among the factors considered in determining whether to sell land and improved lots or complete homebuilding activities.

Costs and Expenses

              Costs and expenses for fiscal 2001 increased $102,851,000, or 61.6%, compared with fiscal 2000. The cost of residential properties for fiscal 2001 increased $88,842,000 to $236,129,000, or 60.3%, when compared with fiscal 2000. Approximately $70,096,000 of the increase in cost of residential properties is attributable to the Company's expansion into North Carolina, South Carolina and Virginia, through its acquisition of PLC. The remaining increase in residential property costs and expenses of $18,746,000 is due to the increase in sales in the northern region. Gross profit margins on residential property revenues were 16.4% for fiscal 2001 compared with the same amount for fiscal 2000. The gross profit margins on residential property increased to 17% in New Jersey and Pennsylvania in fiscal 2001 compared with 16.4% in fiscal 2000. The increase in gross profit margins on residential property revenues in New Jersey and Pennsylvania in fiscal 2001 compared with fiscal 2000 is a result of favorable economic conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing. This increase is offset by lower gross profit margins in North Carolina, South Carolina and Virginia. The lower gross profit margins in North Carolina, South Carolina and Virginia are partially a result of the application of purchase accounting, under APB No. 16, "Business Combinations", associated with the acquisition of PLC. APB No. 16 requires the allocation of a portion of the purchase price to completed and partially completed units based on their relative fair value at the date of purchase, including PLC's builder profit accrued prior to the acquisition, rather than at historical cost to the predecessor. As a result, sales of these completed and partially completed units subsequent to the acquisition result in lower relative margins compared to those units built and sold subsequent to the acquisition.

              Costs and expenses from land sales for fiscal 2001 increased by $1,314,000 to $1,664,000 compared to $350,000 for fiscal 2000. The increase in costs of land sales is due to the increase in land sales.

              For fiscal 2001, selling, general and administrative expenses increased $12,439,000 to $30,181,000, or 70.1%, when compared with fiscal 2000. Approximately $9,779,000 of the increase in selling, general and administrative expenses for fiscal 2001 is attributable to selling, general and administrative expenses incurred in the southern region as a result of the Company's acquisition of PLC. In addition, $2,660,000 of this increase is attributable to an increase in northern region incentives, sales office expense and advertising costs related to the increase in revenues earned from higher priced and larger single family homes. The selling general and administrative expenses as a percentage of residential property revenue increased to 10.7% during fiscal 2001 compared to 10.1% in fiscal 2000. The increase in selling, general and administrative expenses as a percentage of residential property revenue is primarily due to start-up costs associated with the Company's expansion into new markets, particularly North Carolina, South Carolina and Virginia.

Net Income Available for Common Shareholders

              Net income available for common shareholders for fiscal 2001 increased $3,220,000, or 43.9%, to $10,549,000 ($.91 basic and $.67 diluted earnings per share), compared with $7,329,000 ($.65 basic and $.49 diluted earnings per share) for fiscal 2000. This increase in net income available for common shareholders is partially attributable to the Company's acquired operations in North Carolina, South Carolina and Virginia through its October 13, 2000 acquisition of PLC. Additionally, increased residential property revenues in New Jersey and Pennsylvania as a result of a change in product mix toward higher priced and larger single family homes and positive home pricing, also contributed to the increase in net income available for common shareholders.

                    Fiscal Years Ended June 30, 2000 and 1999
Results of Operations

              Operating Revenues

              Earned revenues for fiscal 2000 increased by $28,424,000 to $178,997,000, or 18.9% compared with fiscal 1999. Revenues from the sale of residential homes included 768 homes totaling $176,189,000 during fiscal 2000, as compared to 718 homes totaling $143,827,000 during fiscal 1999. The increase in revenues for fiscal 2000, as compared to fiscal 1999, is attributable to the number of units delivered and an increase in average selling price, which is the result of the expanding geographic scope of the Company's operations, and favorable economic conditions affecting unit sales volume and price. The average selling price per unit increased to approximately $229,000 during fiscal 2000, as compared to approximately $200,000 during fiscal 1999. The increase in average selling price is partially due to an increase in the base price per unit, and an increase over the prior comparable period in the percentage of single family homes delivered when compared to total homes delivered for the period. Fiscal 2000 revenue from land sales decreased approximately $4,214,000 to $405,000 as compared to $4,619,000 in fiscal 1999. This decrease is primarily due to a decrease in the number and size of developed homesites sold during fiscal 2000 compared with fiscal 1999.

              Costs and Expenses

              Costs and expenses for fiscal 2000 increased $24,922,000 to $166,838,000, or 17.6%, compared with fiscal 1999. The fiscal 2000 cost of residential properties increased $26,472,000 to $147,287,000, or 21.9% when compared with fiscal 1999. This increase in residential property costs is less than the percentage increase in residential property revenues when compared with the prior fiscal year. Overall profit margins on residential properties improved as the gross profit of residential properties as a percentage of residential property revenues was 16.4% for fiscal 2000, compared with 16% for fiscal 1999. The increase in gross profit of residential property revenues is primarily due to an increase in base selling prices per unit in excess of an increase in the cost of residential properties per unit when compared to the prior comparable period. In addition, the cost of land sales for fiscal 2000 decreased $3,531,000 when compared to fiscal 1999. The decrease in the cost of land sales is due to the overall decrease in land sale revenues. The gross profit of land sales as a percentage of land sale revenues was 13.6% for fiscal 2000 compared with 16% for fiscal 1999.

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

Recent Accounting Pronouncements
Comprehensive Income

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company adopted this standard effective July 1, 1998. The primary components of comprehensive income are net income, foreign currency translations, minimum pension liabilities, and the change in value of certain investments in marketable securities classified as available for sale. Upon adoption of SFAS No. 133/SFAS No. 137 (effective for the Company on July 1,
2000), comprehensive income was also affected by the mark-to-market on the effective portion of hedge instruments. Since the Company had no such material items, comprehensive income and net income are the same for fiscal year 2001, 2000 and 1999.

New Accounting Standards

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133"). On June 23, 1999 the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as: (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances a hedge of a foreign currency exposure. The Company adopted this pronouncement, as amended by SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Hedging Activities - An Amendment of FASB No. 133", July 1, 2000. The adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company because the Company has not entered into any freestanding derivatives and has no embedded derivatives that require bifurcation and separate treatment. However, should the Company change its use of such derivatives, the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

              In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company has adopted SAB 101, as required, in the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material financial impact on the financial position or results of operations of the Company.

              In March 2000, the FASB issued FASB interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). The Company was required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees". The initial adoption of FIN 44 by the Company did not have a material impact on its consolidated financial position or results of operations.

              In June, 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), which establishes standards for reporting business combinations entered into after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". Among other things, SFAS No. 141 requires that all business combinations be accounted for as purchase transactions and provides specific guidance on the definition of intangible assets which require separate treatment. The statement is applicable for all business combinations entered into after June 30, 2001 and also requires that companies apply its provisions relating to intangibles from pre-existing business combinations.

         In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS No. 141. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets" and related interpretations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the provision of SFAS No. 142 at the beginning of its new fiscal year. Accordingly, the Company intends early adoption of SFAS No. 142 effective with the beginning of its new fiscal year on July 1, 2001. The Company does not believe that there will be any charge to earnings for the cumulative effect upon adoption because all such intangibles relate to the Company's recent acquisition of PLC for which no impairment is expected to be required under the provisions of SFAS No. 142. Prospectively, such intangibles, which are currently being amortized over ten years will no longer be amortized but continue to be subject to periodic review for impairment.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

              In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended (the "Exchange Act") and are subject to the Safe Harbor provisions created by the statute. Generally words such as "may", "will", "should", "could", "anticipate", "expect", "intend", "estimate", "plan", "continue", and "believe" or the negative of or other variation on these and other similar expressions identify forward- looking statements. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

              Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements.

              Many factors, including those listed below, could cause the Company's actual consolidated results to differ materially from those expressed in any foward-looking statements made by, or on behalf of, the Company:

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

              Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company is exposed to market risk in the area of interest rate changes. A majority of the Company's debt is variable based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, an increase/decrease in interest rates of 100 basis points will result in an equivalent increase/decrease in cost of sales and interest incurred by approximately $700,000. Generally, the Company has been able to increase prices to cover portions of any increase in interest rates. As a result, the Company believes that reasonably possible near-term changes in interest rates will not result in a material negative effect on future earnings, fair values or cash flows of the Company.

Item  8.   Financial Statements and Supplementary Data.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Reports of independent accountants                                         22-23

Consolidated balance sheets at June 30, 2001
     and June 30, 2000                                                        24

Consolidated statements of operations and retained
     earnings for the years ended June 30, 2001,
     2000 and 1999                                                            25

Consolidated statements of cash flows for the
     years ended June 30, 2001, 2000 and 1999                                 26

Notes to consolidated financial statements                                    27


              All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

              The individual financial statements of the Registrant's subsidiaries have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at June 30, 2001, excepting indebtedness incurred in the ordinary course of business.

                        Report of Independent Accountants




To the Board of Directors and Shareholders of Orleans Homebuilders, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of Orleans Homebuilders, Inc. and its subsidiaries (the "Company") at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The financial statements of the Company for the year ended June 30, 1999 were audited by other independent accountants whose report dated October 11, 1999 expressed an unqualified opinion on those statements.



PricewaterhouseCoopers LLP
September 12, 2001

                          Independent Auditors' Report


The Board of Directors and Shareholders
  of Orleans Homebuilders, Inc.


We have audited the accompanying consolidated statements of operations and retained earnings, and cash flows of Orleans Homebuilders, Inc. and subsidiaries for the year ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Orleans Homebuilders, Inc. and subsidiaries for the year ended June 30, 1999 in conformity with generally accepting accounting principles.


                                                          KPMG LLP


Philadelphia, Pennsylvania
October 11, 1999

                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)



                                                                                June 30,             June 30,
                                                                                  2001                 2000
                                                                              ----------            ---------
Assets
Cash                                                                          $  13,560             $   2,719
Restricted cash - customer deposits                                               8,424                 8,737
Real estate held for development and sale:
    Residential properties completed or under construction                      100,950                65,669
    Land held for development or sale and improvements                           71,739                61,991
Property and equipment, at cost, less accumulated depreciation                      979                   439
Intangible assets, net of amortization                                            2,313                     -
Receivables, deferred charges and other assets                                   15,535                10,773
                                                                              ----------            ----------
    Total Assets                                                              $ 213,500             $ 150,328
                                                                              ==========            ==========


Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                              $  26,194             $  18,895
Accrued expenses                                                                 17,017                10,359
Customer deposits                                                                 9,134                 8,737
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                                        102,605                69,344
Notes payable - related parties                                                   8,576                 4,810
Other notes payable                                                               3,093                 2,753
Deferred income taxes                                                             2,118                 2,159
                                                                              ----------            ----------
    Total Liabilities                                                           168,737               117,057
                                                                              ----------            ----------

Commitments and contingencies
Redeemable common stock (Note 2)                                                    943                     -
                                                                              ----------            ----------
Shareholders' Equity:
Preferred stock, $1 par, 500,000 shares authorized:
    Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value, issued and outstanding 100,000
    shares ($3,000,000 liquidation preference)                                    3,000                 3,000
Common stock, $.10 par, 20,000,000 shares authorized,
    12,698,131 shares issued                                                      1,270                 1,270
Capital in excess of par value - common stock                                    17,726                17,726
Retained earnings                                                                22,799                12,250
Treasury stock, at cost (1,340,238 shares held at
    June 30, 2001 and June 30, 2000)                                               (975)                 (975)
                                                                              ----------            ----------
Total Shareholders' Equity                                                       43,820                33,271
                                                                              ----------            ----------

Total Liabilities and Shareholders' Equity                                    $ 213,500             $ 150,328
                                                                              ==========            ==========


                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                              and Retained Earnings
                    (in thousands, except per share amounts)



                                                               For the year ended June 30,
                                                             2001         2000         1999
                                                            ------       ------       ------

Earned revenues
    Residential properties                                $ 282,384    $ 176,189    $ 143,827
    Land sales                                                1,786          405        4,619
    Other income                                              3,052        2,403        2,127
                                                          ---------    ---------    ---------
                                                            287,222      178,997      150,573
                                                          ---------    ---------    ---------
Costs and expenses
    Residential properties                                  236,129      147,287      120,815
    Land sales                                                1,664          350        3,881
    Other                                                     1,290        1,030        1,098
    Selling, general and administrative                      30,181       17,742       15,515
    Interest
      Incurred                                                8,992        7,656        7,597
      Less capitalized                                       (8,567)      (7,227)      (6,990)
                                                          ---------    ---------    ---------
                                                            269,689      166,838      141,916
                                                          ---------    ---------    ---------

Income from operations before income taxes                   17,533       12,159        8,657
Income tax expense                                            6,774        4,620        3,290
                                                          ---------    ---------    ---------

Net income                                                   10,759        7,539        5,367
Preferred dividends                                             210          210          147
                                                          ---------    ---------    ---------

Net income available for common shareholders                 10,549        7,329        5,220
Retained earnings (deficit), at beginning of period          12,250        4,921         (299)
                                                          ---------    ---------    ---------
Retained earnings, at end of period                       $  22,799    $  12,250    $   4,921
                                                          =========    =========    =========

Basic earnings per share                                  $    0.91    $    0.65    $    0.46
                                                          =========    =========    =========

Diluted earnings per share                                $    0.67    $    0.49    $    0.36
                                                          =========    =========    =========



                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)



                                                                               Twelve Months Ended
                                                                                  June 30,
                                                                       2001        2000              1999
                                                                    --------     --------          --------
Cash flows from operating activities:
    Net income                                                      $ 10,759     $  7,539          $  5,367
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                        507          218               326
    Deferred taxes                                                      (227)           -                 -
    Noncash compensation                                                  33            -                 -
    Changes in operating assets and liabilities net of
      effects from purchase of PLC:
      Restricted cash - customer deposits                                313       (2,609)           (2,226)
      Real estate held for development and sale                          362      (16,097)             (310)
      Receivables, deferred charges and other assets                  (6,126)        (613)              485
      Accounts payable and other liabilities                          10,895        4,529               646
      Customer deposits                                                   38        2,609             2,226
                                                                    --------     --------          --------
Net cash provided by (used in) operating activities                   16,554       (4,424)            6,514
                                                                    --------     --------          --------

Cash flows from investing activities:
    Purchases of property and equipment                                 (412)        (212)             (382)
    Acquisition of PLC, net of cash acquired                          (4,714)           -                 -
                                                                    --------     --------          --------
Net cash used in investing activities                                 (5,126)        (212)             (382)
                                                                    --------     --------          --------

Cash flows from financing activities:
    Borrowings from loans secured by real estate assets              178,119      118,590           107,463
    Repayment of loans secured by real estate assets                (181,602)    (116,375)         (105,470)
    Repayment of subordinated debentures                                   -            -              (601)
    Borrowings from other note obligations                            10,673        7,331             1,521
    Repayment of other note obligations                               (7,567)      (8,719)           (4,540)
    Stock options exercised                                                -            -                 3
    Preferred stock dividend                                            (210)        (210)             (147)
    Distribution of minority interests                                     -            -              (456)
                                                                    --------     --------          --------
Net cash provided by (used in) financing activities                     (587)         617            (2,227)
                                                                    --------     --------          --------

Net increase (decrease) in cash                                       10,841       (4,019)            3,905
Cash at beginning of year                                              2,719        6,738             2,833
                                                                    --------     --------          --------
Cash at end of year                                                 $ 13,560     $  2,719          $  6,738
                                                                    ========     ========          ========



                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Orleans Homebuilders, Inc. and its subsidiaries ("OHB" or "the Company") are currently engaged in residential real estate development in New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia. A summary of the significant accounting principles and practices used in the preparation of the consolidated financial statements is as follows:

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. On October 13, 2000, the Company acquired all of the issued and outstanding shares of Parker & Lancaster Corporation ("PLC"). Unless otherwise indicated, the term, the "Company" or "OHB" includes the accounts of PLC and its subsidiaries. PLC is engaged in residential real estate development in North Carolina, South Carolina and Virginia. The Consolidated Statements of Operations and Retained Earnings and the Consolidated Statements of Cash Flows include the accounts of PLC and its wholly-owned subsidiaries from October 13, 2000 through June 30, 2001. The Consolidated Balance Sheets include the accounts of PLC and its wholly-owned subsidiaries as of June 30, 2001. All material intercompany transactions and accounts have been eliminated.

Earned revenues from real estate transactions
The Company recognizes revenues from sales of residential properties at the time of closing. The Company also sells developed and undeveloped land in bulk and under option agreements. Revenues from sales of land and other real estate are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied. To the extent that certain sales or portions thereof do not meet all conditions necessary for profit recognition, the Company uses other methods to recognize profit, including the cost recovery and the deposit methods. These methods of profit recognition defer a portion or all of the profit to the extent it is dependent upon the occurrence of future events.

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

Interest costs included in Costs and Expenses of residential properties and land sold for fiscal years 2001, 2000 and 1999 were $11,789,000, $7,469,000 and
$7,564,000, respectively.

Intangible Assets
Intangible assets are amortized on a straight-line basis over their estimated useful lives. Goodwill and other intangible assets resulting from the Company's acquisition of PLC is being amortized over ten years and is reported in the Consolidated Statements of Operations as Other Expense. Amortization of other intangible assets was approximately $167,000 during the year ended June 30, 2001. (See also Recent Accounting Pronouncements in Note 1 to these Consolidated Financial Statements).

Advertising costs
The total amount of advertising costs charged to expense was $3,858,000, $2,612,000 and $2,377,000 for the three years ended June 30, 2001, 2000 and
1999, respectively.

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

Leases
The Company's leasing arrangements as lessee include the leasing of certain office space and equipment. These leases have been classified as operating leases. Rent expense was approximately $360,000, $213,000 and $200,000 for the three years ended June 30, 2001, 2000 and 1999, respectively.

Income taxes
The Company and its subsidiaries file a consolidated federal income tax return. See Note 9 for an additional discussion of income tax matters.

Earnings per share
Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Basic shares outstanding includes the pro rata portion of unconditional shares issuable as part of the purchase price of the PLC acquisition. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three years ended June 30, 2001, 2000 and 1999, respectively, are shown in the following table.


                                                                                For Year Ended June 30,
                                                                                -----------------------
                                                                    2001                 2000                 1999
                                                                 -----------------------------------------------------
                                                                                     (In thousands)

Total common shares issued                                        12,698                 12,698                  12,698
Unconditional shares issuable (1)                                    194                      -                       -
Less: Average treasury shares outstanding                         (1,340)               ( 1,340)                ( 1,341)
                                                                 -------               --------                 -------
Basic EPS shares                                                  11,552                 11,358                  11,357

Effect of assumed shares issued under
treasury stock method for stock options                              615                    370                     466

Effect of assumed shares issued in
PLC acquisition (2)                                                   79                      -                       -

Effect of assumed conversion of $3 million
Convertible Subordinated 7% Note                                   2,000                  2,000                   2,000

Effect of assumed conversion of $3 million
Series D Preferred Stock                                           2,000                  2,000                   1,386
                                                                 -------               --------                 -------

Diluted EPS shares                                                16,246                 15,728                  15,209
                                                                 =======               ========                 =======

Net income available for common shareholders                     $10,549               $  7,329                 $ 5,220

Effect of assumed conversion of $3 million
Convertible Subordinated 7% Note                                     130                    130                     130

Effect of assumed conversion of $3 million
Series D Preferred Stock                                             210                    210                     147
                                                                 -------               --------                 -------
Adjusted net income for diluted EPS                              $10,889               $  7,669                 $ 5,497
                                                                 =======               =========                =======


(1) Represents portion of 273,000 shares issues from treasury shares in connection with the acquisition of PLC on October 13, 2000 which are considered to be outstanding for a portion of the year for the computation of Basic EPS.

(2) Represents adjustment with regard to the 273,000 shares issued in connection with the PLC acquisition since these shares were issued unconditionally and are assumed to have been outstanding for the entire year.

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

Consolidated statements of cash flows
For purposes of reporting cash flows, short-term investments with original maturities of ninety days or less are considered cash equivalents. Interest payments, net of amounts capitalized, for fiscal 2001, 2000 and 1999, were $373,000, $259,000 and $440,000, respectively. Income taxes paid were $6,718,000, $5,376,000 and $3,451,000 for fiscal 2001, 2000 and 1999, respectively.

On October 20, 1998, the Company issued 100,000 shares of Series D Preferred Stock (the "Series D Stock") to Jeffrey P. Orleans in exchange for an aggregate amount of $3,000,000 in Company notes held by Mr. Orleans.

Non-cash assets acquired and liabilities assumed as a result of the PLC acquisition were approximately $47,234,000 and $43,089,000, respectively. In connection with the acquisition, the Company issued a subordinated promissory note in the aggregate principal amount of $1,000,000, payable over four years. In addition, the Company agreed to issue an aggregate of 300,000 shares of common stock issuable in equal installments on each of the next four anniversaries of the closing of the acquisition. The former shareholders of PLC have the right to cause the Company to repurchase the common stock issued in this transaction approximately five years after the closing of the acquisition at a price of $3.33 per share.

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

Comprehensive income
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective July 1, 1998. The primary components of comprehensive income are net income, foreign currency translations, minimum pension liabilities, and the change in value of certain investments in marketable securities classified as available-for- sale. Upon adoption of SFAS No. 133/SFAS No.137 (effective for the Company on July 1, 2000), comprehensive income was also affected by the mark-to-market on the effective portion of hedge instruments. Since the Company had no material such items, comprehensive income and net income are the same for fiscal 2001, 2000 and 1999.

Recent accounting pronouncements
In June, 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999, the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for use of derivative financial instruments and hedging activities. It reuires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;
(ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances a hedge of a foreign currency exposure. The Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Hedging Activities - an Amendment of FASB No. 133" July 1, 2000. The adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company because the Company has not entered into any freestanding derivatives and has no embedded derivatives that require bifurcation and separate treatment. However, should the Company change its use of such derivatives, the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company has adopted SAB 101, as required, in the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material financial impact on the financial position or results of operations of the Company.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). The Company was required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees". The initial adoption of FIN 44 by the Company did not have a material impact on its consolidated financial position or results of operations.

In June, 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), which establishes standards for reporting business combinations entered into after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition

Contingencies of Purchased Enterprises". Among other things, SFAS No. 141 requires that all business combinations be accounted for as purchase transactions and provides specific guidance on the definition of intangible assets which require separate treatment. The statement is applicable for all business combinations entered into after June 30, 2001 and also requires that companies apply its provisions relating to intangibles from pre-existing business combinations.

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS No. 141. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets" and related interpretations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the provision of SFAS No. 142 at the beginning of its new fiscal year. Accordingly, the Company intends early adoption of SFAS No. 142 effective with the beginning of its new fiscal year on July 1, 2001. The Company does not believe that there will be any charge to earnings for the cumulative effect upon adoption because all such intangibles relate to the Company's recent acquisition of PLC for which no impairment is expected to be required under the provisions of SFAS No. 142. Prospectively, such intangibles, which are currently being amortized over ten years will no longer be amortized but continue to be subject to periodic review for impairment.

Note 2.  Acquisitions

On October 13, 2000, the Company acquired all of the issued and outstanding shares of PLC and entered into employment agreements ranging from two to three years with certain of the former PLC shareholders for combined consideration of
(i) approximately $5,000,000 in cash; (ii) $1,000,000 of subordinated promissory notes which bear interest at the prime rate, subject to a cap of 10% and a floor of 8% (subject to the 8% floor at June 30, 2001) with principal payable over four years; (iii) 300,000 shares of common stock of the Company payable in equal installments on each of the four anniversaries of the closing of the acquisition; and (iv) contingent payments representing an aggregate of 50% of PLC's pre-tax profits in excess of $1,750,000 for each of the fiscal years ended June 30, 2001, 2002 and 2003, subject to an aggregate cumulative pay-out limitation of $2,500,000. The Company also incurred approximately $485,000 in acquisition costs to complete this transaction.

The Company accounted for these transactions in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations", whereby certain of these amounts were considered to be part of the purchase price of the business and the remainder part of employee compensation. With respect to the amounts allocated to the purchase, such amount was allocated to the fair value of the assets and liabilities acquired with the excess of approximately $2,480,000 allocated to intangible assets and goodwill, both of which are being amortized on a straight-line basis over a ten-year period. Accumulated amortization of the intangible assets and goodwill at June 30, 2001 was approximately $167,000. (See also Recent Accounting Pronouncements in Note 1 to these Consolidated Financial Statements).

The former shareholders of PLC have the right to cause the Company to repurchase the common stock issued in this transaction approximately five years after the closing of the acquisition at a price of $3.33 per share.

If the PLC acquisition occurred on July 1, 1999, pro forma information for the Company would have been as follows:

                                                 For the Year Ended June 30,
                                                   2001                2000
                                         ---------------------------------------
                                                         (unaudited)
                                        (In thousands, except per share amounts)


        Revenue                                  $306,867            $271,003
        Income from operations                     17,623              12,784
        Net income                                 10,832               7,832
        Earnings per share:
          Basic                                       .93                 .67
          Diluted                                     .69                 .51




Note 3.  Certain Transactions with Related Parties

During fiscal 1999, Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, purchased four (4) low income homes, with an aggregate sales value of approximately $176,000. These transactions satisfied, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The selling prices for these homes, which are determined by state statute, are the same as if the homes had been sold to unaffiliated third parties.

In December 1997, the Company purchased land approved for the development of 181 lots from Mr. Orleans in exchange for a $500,000 Purchase Money Mortgage, plus a share of one-half of the gross profit in excess of 16% on 134 of the lots. During fiscal 2001 and 2000, 48 lots and 32 lots, respectively, have settled and the Company incurred additional costs of approximately $145,000 and $161,000, respectively, for Mr. Orleans' share of the gross profit. As of June 30, 2001, the Company paid Mr. Orleans approximately $276,000 under this agreement and the remaining $30,000 is included in Accrued Expenses at June 30, 2001.

The Company leases office space from entities controlled by the president of its subsidiary, PLC. The annual rent of this office space approximates $65,000 and is considered a fair market value rental.

See Note 6 to the consolidated financial statements for a discussion of other related party transactions.

Note 4. Real Estate Held for Development and Sale

Residential properties completed or under construction consist of the following:

                                                             June 30,
                                                  ------------------------------
                                                    2001                  2000
                                                  ------------------------------
                                                         (In thousands)

Condominiums and townhomes                        $ 28,100              $ 22,695
Single-family homes                                 72,850                42,974
                                                  --------              --------
                                                  $100,950              $ 65,669
                                                  ========              ========

Sales status of above properties is as follows:

                                                              June 30,
                                                  ------------------------------
                                                    2001                  2000
                                                  ------------------------------
                                                           (In thousands)

Under contract for sale                           $ 72,969              $ 55,820
Unsold                                              27,981                 9,849
                                                  --------              --------
                                                  $100,950              $ 65,669
                                                  ========              ========

Note 5. Property and Equipment
                                                               June 30,
                                                  ------------------------------
                                                     2001                 2000
                                                  ------------------------------
                                                          (In thousands)
                                                  ------------------------------
Property and equipment consists of the following:

Equipment and fixtures                             $ 2,295             $  1,446
  less accumulated depreciation                    ( 1,316)             ( 1,007)
                                                  --------             --------
                                                  $    979             $    439
                                                  ========            =========


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

Depreciation expense, included in Other Costs and Expenses on the Company's Consolidated Statements of Operations and Retained Earnings, was $340,000, $218,000 and $326,000 during fiscal 2001, 2000 and 1999, respectively.

Note 6. Mortgage and Other Note Obligations

The maximum balance outstanding under construction and inventory loan agreements at any month end during fiscal 2001, 2000 and 1999 was $102,103,000, $63,366,000 and $56,308,000, respectively. The average month end balance during fiscal 2001, 2000 and 1999 was approximately $83,875,000, $60,676,000 and $49,980,000, respectively, bearing interest at an approximate average annual rate of

7.85%, 8.31% and 8.35%, respectively. At June 30, 2001, the Company had approximately $98,069,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. Mortgage obligations secured by land held for development and sale and improvements aggregating $6,095,000 and $10,469,000 at June 30, 2001 and 2000, respectively, are due in varying installments through fiscal 2003 with annual interest based on LIBOR, the prime rate of interest or a fixed rate of 7%. The LIBOR and prime rate of interest at June 30, 2001 were 3.86% and 6.75%, respectively.

Maturities of land and improvement mortgage obligations, other than residential property construction loans, are as follows: 2002 - $3,175,000 and 2003 - $2,920,000. Obligations under residential property and construction loans amounted to $96,510,000 and $58,875,000 at June 30, 2001 and 2000, respectively, and are repaid at a predetermined percentage (approximately 85% on average) of the selling price of a unit when a sale is completed. The repayment percentage varies from community to community and over time within the same community.

As partial consideration for the October 13, 2000 acquisition of PLC, the Company issued $1,000,000 of subordinated promissory notes to certain former PLC shareholders. The Company, via certain employment agreements entered into as a result of the acquisition, currently employs the former PLC shareholders. The subordinated promissory notes of $1,000,000 are included in Notes Payable - Related Parties at June 30, 2001. The promissory notes bear interest, payable quarterly, at the prime rate, subject to a cap of 10% and a floor of 8% (subject to the 8% floor at June 30, 2001) with principal payable on the anniversary date of the note in four equal installments.

Included in the Notes Payable - Related Parties balance at June 30, 2001 and 2000 is a $3,000,000 Convertible Subordinated 7% Note dated August 8, 1996 issued to Jeffrey P. Orleans. This note is convertible into Orleans Homebuilders, Inc. common stock at $1.50 per share. During fiscal 2001, Mr. Orleans agreed to extend the maturity date one year to January 1, 2004, provided the terms of the original Convertible Subordinated 7% Note are not modified. Interest is payable quarterly and principal is due in annual installments of $1,000,000 beginning January 1, 2002.

During fiscal 1999, the Company entered into a $4,000,000 unsecured line of credit agreement with Mr. Orleans. This agreement provides for an annual review for a one-year extension and currently expires June 30, 2002 with annual interest at LIBOR plus 4% payable monthly. The total outstanding principal and interest was $3,619,000 at June 30, 2001. There were no principal and interest balances outstanding under this unsecured line of credit agreement at June 30, 2000.

At June 30, 1998, the Company had a $2,000,000 Variable Rate Note and a $1,746,000 Demand Note due to Mr. Orleans with interest at prime plus 2%, payable quarterly. In October, 1998, the Company issued 100,000 shares of Series D Preferred Stock in exchange for the $2,000,000 Variable Rate Note and $1,000,000 of the Demand Note. See Note 8 for additional information on the Series D Preferred Stock. The remaining portion of the Demand Note was paid in full in November, 1998.

In December 1997, the Company purchased land from Mr. Orleans in exchange for a $500,000 Purchase Money Mortgage ("PMM") plus a share of one-half of the gross profit in excess of 16% on certain specified lots to be developed and sold. See
Note 3 for additional information on the gross profit sharing arrangement. The PMM will be repaid from the proceeds of units sold at this development and bears interest at 7% annually, due no later than 60 months from the date of issuance. The total principal and accrued interest of $88,000 and $177,000, respectively, is included in Notes Payable - Related Parties at June 30, 2001 and 2000.

Prior to October 22, 1993, the date of acquisition by the Company of Orleans Construction Corp., a real estate company which was wholly owned by Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, OCC had advanced funds to, borrowed funds from, and paid expenses and debt obligations on behalf of Orleans Builders and Developers, L.P., a partnership in which Jeffrey P. Orleans owns a majority interest. At June 30, 2001 and 2000, amounts owed by the Company to the partnership aggregated $869,000 and $1,633,000, respectively. These advances are payable on demand and bear interest at 7% annually. Interest incurred on these advances amounted to $90,000, $134,000 and $149,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

In June, 1997, the Chester County Industrial Development Authority issued bonds in the amount of $1,855,000 and loaned the proceeds thereof to a subsidiary of the Company. The bonds mature November 1, 2006 and bear interest at 7% annually. The bonds will be repaid at a predetermined amount from settlement proceeds for each home sold with minimum annual repayments of approximately $200,000 commencing on November 1, 1998. The proceeds from this obligation were used to construct and operate a waste water spray irrigation facility which is servicing the Company's Willistown Chase community in Chester County, Pennsylvania. Included in Other Assets on the Company's Consolidated Balance Sheet at June 30, 2001 is $985,000 of restricted cash to be used for repayment of the bonds. The total principal and accrued interest of $1,318,000 and $1,505,000, respectively, is included in Other Notes Payable at June 30, 2001 and 2000.

In addition, the Company has various working capital and property and equipment note obligations which require various monthly repayment terms with maturity dates primarily from fiscal 2002 through 2007.

The following table summarizes the components of Other Notes Payable, including related party amounts.

                                                                                         Outstanding
                                                                                            Balance
                                                 Final                                   as of June 30,
                                                 Maturity       Interest               -----------------
Note                                             Date           Rate                   2001         2000
----                                             --------       --------               ----         ----
                                                                                        (In thousands)
Convertible Subordinated 7% Note                 1/2004         7%                  $  3,000      $ 3,000
Subordinated Promissory Note                     10/2004        8-10%                  1,000            -
Unsecured Line of Credit                         6/2002         LIBOR +4%              3,619            -
Purchase Money Mortgage                          12/2001        7%                        88          177
Unsecured advance                                On demand      7%                       869        1,633
                                                                                    --------      -------

Subtotal - related party notes payable(1)                                              8,576        4,810
                                                                                    --------      -------

Property & Equipment                             2001-2004      9 1/2%-11 1/2%           890        1,103
Unsecured line of credit                         10/2001        LIBOR +2 1/2%            821            -
Bonds Payable (secured
  by mortgage receivables)                       2001-2017      10%-12%                   64          145

Quaker Sewer Bonds                               11/2006        7%                     1,318        1,505
                                                                                    --------      -------

Subtotal - other notes payable                                                         3,093        2,753
                                                                                    --------      -------

                                                                                    $ 11,669      $ 7,563
                                                                                    ========      =======

Maturities of these obligations during the next five fiscal years are (in thousands):

                                                                2002(2)             $  7,541
                                                                2003                   1,621
                                                                2004                   1,531
                                                                2005                     467
                                                                2006                     225
                                                                Thereafter               284
                                                                                    --------
                                                                                    $ 11,669
                                                                                    ========

-----------

(1) Except for the subordinated promissory note, the holders of the related party notes payable are Jeffrey P. Orleans or Orleans Builders and Developers, L.P.

(2) Includes all demand notes and unsecured advances payable on demand.

Note 7. Subordinated Debentures

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

Note 8.  Preferred Stock
On October 20, 1998, the Company issued 100,000 shares of Series D Stock to Jeffrey P. Orleans in exchange for an aggregate amount of $3,000,000 in company notes held by Mr. Orleans. (See Note 6 for additional information on the notes.) The Series D Stock was issued from an aggregate of 500,000 shares of Preferred Stock authorized. The Series D Stock has a liquidation value of $3,000,000, or $30.00 per share, and requires annual dividends of 7% of the liquidation value. The dividends are cumulative and are payable quarterly on the first day of March, June, September and December. The Series D Stock may be redeemed by the Company at any time after December 31, 2003, in whole or in part, at a cash redemption price equal to the liquidation value plus all accrued and unpaid dividends on such shares to the date of redemption. The Series D Stock is currently convertible into 2,000,000 shares of Common Stock.

Note 9.  Income Taxes
The provision (benefit) for income taxes is summarized as follows:

                                                    For Year Ended June 30,
                                              ---------------------------------
                                              2001           2000          1999
                                              ---------------------------------
                                                           (In Thousands)
                                              ---------------------------------
Continuing operations
     Current                                  $6,853        $4,965        3,747
     Deferred                                    (79)         (345)        (457)
                                              ------        ------        -----
                                              $6,774        $4,620       $3,290
                                              ======        ======       ======

The differences between taxes computed at federal income tax rates and amounts provided for continuing operations are as follows:

                                                    For Year Ended June 30,
                                              ---------------------------------
                                              2001           2000          1999
                                              ---------------------------------
                                                           (In Thousands)
                                              ---------------------------------
Amount computed at statutory rate             $5,961        $4,134       $2,944
State income taxes, net of federal
  tax benefit                                    756           486          346
Other, net                                        57             -            -
                                              ------        ------       ------
                                              $6,774        $4,620       $3,290
                                              ======        ======       ======




Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The principal components of the

Company's deferred tax liability of $2,118,000 and $2,159,000 at June 30, 2001 and 2000, respectively, are temporary differences arising from interest and real estate taxes incurred prior to commencing active construction being capitalized for financial reporting purposes while being expensed for tax purposes. In addition, temporary differences arise from net realizable value adjustments recognized for financial reporting purposes, but not for tax purposes. These temporary differences reverse ratably as the communities sellout. The principal items making up the deferred income tax provisions (benefits) from continuing operations are as follows:

                                                      For Year Ended June 30,
                                                 -------------------------------
                                                 2001         2000          1999
                                                 ----         ----          ----
                                                         (In thousands)

Interest and real estate taxes                  ($371)       $( 43)       $(253)
Difference in tax accounting for
  land and property sales (net)                   107          (18)          (6)
Accrued expenses                                   56         (278)          80
Gain (loss) from joint ventures                     3            2           (7)
Deferred compensation                             (19)         (79)        (305)
Depreciation and other                             53           27          (47)
State taxes                                        92           44           81
                                                 ----        -----        -----
                                                 ($79)       $(345)       $(457)
                                                 ====        =====        =====

Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. SFAS No. 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The Company does not have a valuation allowance for deferred tax assets at June 30, 2001. The ultimate realization of certain tax assets depends on the Company's ability to generate sufficient taxable income in the future, including the effects of future anticipated arising/reversing temporary differences.

The components of net deferred taxes payable consisted of the following:

                                                                June 30,
                                                       -------------------------
                                                         2001              2000
                                                             (In Thousands)
                                                       -------------------------

Capitalized interest and real estate taxes             $2,493            $2,424
State income taxes                                      1,300             1,300
Other                                                     126                18
                                                       ------            ------
Gross deferred tax liabilities                          3,919             3,742
                                                       ------            ------


Reserves for books                                       (166)             (330)
Partnership income                                       (164)             (166)
Related party interest                                     (1)               (9)
Executive bonus                                          (760)             (486)
Employment contracts                                     (159)             (259)
Vacation accrual                                          (73)              (73)
Inventory adjustment                                     (444)             (187)
Fixed assets                                              (20)              (59)
Other                                                     (14)              (14)
                                                       ------            ------

Gross deferred tax assets                              (1,801)           (1,583)
                                                       ------            ------

Net deferred tax liabilities                           $2,118            $2,159
                                                       ======            ======


The deferred tax assets and liabilities at June 30, 2000 exclude those of PLC. As of June 30, 2001, the Company had no remaining federal net operating loss or alternative minimum tax credit carryforwards.


Note 10. Stock Option Plan

In December 1992, the Board of Directors adopted (i) the 1992 Stock Incentive Option Plan and (ii) the Non-Employee Directors Stock Option Plan. The 1992 Plan allows for the grant of options to purchase up to 1,210,000 shares (increased in December 1998 from 910,000 shares) of Common Stock of the Company. The Non-Employee Directors Stock Option Plan allows for the grant of options to purchase up to 100,000 shares of Common Stock of the Company. No options were granted under either plan during fiscal 2001 and 2000. During fiscal 1999, options were granted under these plans totaling 10,625 options at an exercise price of $2.06 per share. The aforementioned options vest 25% per year beginning on the date of grant.

In February, 1995, the Board of Directors adopted the 1995 Stock Option Plan for Non-Employee Directors (the "1995 Directors Plan"). The 1995 Directors Plan allows for the grant of options to purchase up to 125,000 shares (increased in December, 1998 from 100,000 shares) of Common Stock of the Company. No options were granted under the 1995 Directors Plan during fiscal 2001, 2000 and 1999. The options vest 25% per year beginning on the date of grant.

The option price per share under all plans is established at the fair market value on the date of each grant. Total outstanding options under all three plans aggregated 1,185,625 options to purchase shares of Common Stock of the Company at prices ranging from $.69 to $2.81 per share. All options expire between December 2002 and December 2008.

Effective in fiscal 1997, the Company was required to adopt the provisions of SFAS No. 123 "Accounting for Stock Based Compensation". As permitted, the Company has elected to continue to utilize the intrinsic value method and not to charge the fair value of such options as earned directly to the financial statements but to disclose the effects of such a charge. Had compensation costs for the option plans been determined based on the fair value at the grant date for awards and recognized over the related vesting period in 2001, 2000 and 1999, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the three years ended June 30, 2001 would have been reduced to the pro forma amounts indicated below:

                                                   For Year Ended June 30
                                                   ----------------------
                                                 2001          2000      1999
                                             -----------------------------------
                                             (In thousands, except for EPS data)

Net Income - as reported                        $10,549      $7,329      $5,220
Net Income - pro forma                          $10,505       7,271       5,148

Diluted EPS - as reported                           .67         .49         .36
Diluted EPS - pro forma                             .67         .48         .35

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option - Pricing Model with the following weighted average assumptions used for options granted in fiscal 1998 through fiscal 1999: dividend yield of 0% for all years; expected volatility of 73.9%; risk free interest rates for treasuries of comparable duration and expected lives of 10 years for all grants. The weighted average fair value of grants per share for fiscal 1999 and 1998 was $1.67 and $.98 per share, respectively. Note there were no options granted in fiscal 2001 and 2000.

The fiscal 1998 option grants were included in the pro forma calculation for fiscal 1999, as they were not approved by the shareholders until December 1998.

The pro forma disclosures above may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted on or after July 1, 1995.

The following summarizes stock option activity for the three plans during the three years ended June 30, 2000:

                                 2001                            2000                              1999
                                 ----                            ----                              ----

                                     Weighted-                        Weighted-                          Weighted
                       Number of     Average           Number of      Average             Number of      Average
                       Options       Exercise Price    Options        Exercise Price      Options        Exercise Price
                       ---------     --------------    ---------      --------------      ---------      --------------
Outstanding,
 beginning of year     1,188,125     $1.22             1,188,125      $1.22                967,500       $ 1.21
Granted                        -                               -          -                230,625         1.23
Exercised                      -                               -          -                 (1,875)        1.19
Canceled                  (2,500)     2.06                     -          -                 (8,125)        1.19
                       ---------                                                            ------
Outstanding,
  end of year          1,185,625      1.22             1,188,125       1.22               1,188,125        1.22
                       =========                       =========                          =========
Exercisable,
  end of year          1,092,969      1.20               989,688       1.17                 884,531        1.15
                       =========                         =======                            =======
Available for grant,
   end of year           247,500                         245,000                            245,000
                         =======                         =======                            =======

The fiscal 1999 grants include 220,000 options granted in fiscal 1998 subject to shareholder approval, which was obtained during fiscal 1999.

The following table summarizes information about stock options outstanding at June 30, 2001.

                      Options Outstanding                              Options Exercisable
                      -------------------                              -------------------
                                    Weighted-
                                    Average            Weighted                       Weighted
Range of                            Remaining          Average                        Average
Exercise           Number           Contractual        Exercise      Number           Exercise
Prices             Outstanding      Life (in yrs)      Price         Exercisable      Price
--------           -----------      -------------      --------      -----------      ---------
$ .69 - $ .81        480,000        1.5                $  .75          480,000        $  .75
$1.19 - $1.63        562,500        5.4                  1.32          482,500          1.30
$2.00 - $2.81        143,125        3.6                  2.43          130,469          2.47
                   ---------                                         ---------

$ .69 - $2.81      1,185,625        3.6                $ 1.22        1,092,969        $ 1.20
                   =========                                         =========

Note 11.  Commitments and Contingencies

General
At June 30, 2001, the Company had outstanding bank letters of credit, surety bonds and financial security agreements amounting to $47,789,000 as collateral for completion of improvements at various developments of the Company.

At June 30, 2001 the Company had agreements to purchase land and approved homesites aggregating approximately 5,200 building lots with purchase prices totaling approximately $185,000,000. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the Sellers. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years. As of June 30, 2001 and 2000, the Company had paid deposits and incurred other costs associated with the acquisition and development of these parcels aggregating $9,258,000 and $4,627,000, respectively, which are included in Other Assets.

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

Note 12.  Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2001 and 2000 are as follows (in thousands, except per share data):


                                          Three Months Ended
                            September 30     December 31     March 31    June 30
                            ------------     -----------     --------    -------
Fiscal 2001

Net sales                        $52,982      $73,894       $54,380     $102,914
Gross profit                       8,336       10,535         8,586       18,920
Net income available for
  common shareholders              2,276        2,233         1,299        4,741
Net earnings per share:
  Basic                              .20          .19           .11          .41
  Diluted                            .15          .14           .08          .30



Fiscal 2000

Net sales                        $41,475      $43,715       $40,453      $50,951
Gross profit                       6,287        7,276         6,871        8,523
Net income available for
  common shareholders              1,458        1,933         1,489        2,449
Net earnings per share:
  Basic                              .13          .17           .13          .22
  Diluted                            .10          .13           .10          .16

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


             There are no matters required to be reported hereunder.


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

            Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December, 2001.

Item 11.    Executive Compensation.

              Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December, 2001.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

              Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December, 2001.

Item 13.    Certain Relationships and Related Transactions.

              Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December, 2001.
                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            (a)  Financial Statements and Financial Statement Schedules

                      1.    Financial Statements

                            The financial statements listed in the index on the first page under Item 8 are filed as part of this Form 10-K.

                      2.    Financial Statement Schedules
                            None.

                      3.    Exhibits

Exhibit Number
--------------

2.1 Stock Purchase Agreement dated as of October 12, 2000, by and among the Company, Parker & Lancaster Corporation, and the selling stockholders party thereto (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on October 27, 2000).

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

21.*     Subsidiaries of Registrant.

23.*     Consents of Experts and Counsel.

25.*     Power of Attorney (included on Signatures page).

--------------

* Exhibits included with this filing.

            (b)  Reports on Form 8-K

                 None.

                                   SIGNATURES
                                       and
                                POWER OF ATTORNEY


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORLEANS HOMEBUILDERS, INC.


By:  s/Jeffrey P. Orleans                             September 24, 2001
     ---------------------------------
       Jeffrey P. Orleans,
       Chairman of the Board and
       Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



s/ Jeffrey P. Orleans                                 September 24, 2001
--------------------------------------
Jeffrey P. Orleans
Chairman of the Board and
Chief Executive Officer

s/ Benjamin D. Goldman                                September 24, 2001
---------------------------------
Benjamin D. Goldman
Vice Chairman and Director

s/Jerome Goodman                                      September 24, 2001
-------------------------------------
Jerome Goodman
Director
s/ Robert N. Goodman                                  September 24, 2001
-------------------------------------
Robert N. Goodman
Director

s/ Andrew N. Heine                                    September 24, 2001
-------------------------------------
Andrew N. Heine
Director

s/ David Kaplan                                        September 24, 2001
-------------------------------------
David Kaplan
Director


s/ Lewis Katz                                         September 24, 2001
-------------------------------------
Lewis Katz
Director


s/ Michael T. Vesey                                   September 24, 2001
-------------------------------------
Michael T. Vesey
President and Chief Operating Officer


s/ Joseph A. Santangelo                               September 24, 2001
-------------------------------------
Joseph A. Santangelo
Chief Financial Officer,
Treasurer and Secretary