Form 10-Q
period 2001-09-30
ORLEANS HOMEBUILDERS INC
filed 2001-11-14
CIK 38570

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001

                                       OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934.
                  FOR THE TRANSITION PERIOD FROM _________ TO _________.

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Number of shares of common stock, par value $0.10 per share outstanding as of
                          November 9, 2001: 11,357,893
                 (excluding 1,340,238 shares held in Treasury).

           ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                                                                           PAGE

                  PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
------

           Consolidated Balance Sheets at September 30, 2001
                    and June 30, 2001                                         1

           Consolidated Statements of Operations and Changes
                    in Retained Earnings for the Three Months Ended
           September 30, 2001 and 2000                                        2

           Consolidated Statements of Cash Flows for the
                    Three Months Ended September 30, 2001 and 2000            3

           Notes to Consolidated Financial Statements                         4

Item 2.    Management's Discussion and Analysis of Financial Condition
------
           and Results of Operations                                          9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk        15
------


                    PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  15
------

                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                 (Unaudited)
                                                                                September 30,            June 30,
                                                                                    2001                   2001
                                                                              ------------------     -----------------
Assets
Cash                                                                                   $ 11,235              $ 13,560
Restricted cash - customer deposits                                                       9,259                 8,424
Real estate held for development and sale:
    Residential properties completed or under construction                              108,635               100,950
    Land held for development or sale and improvements                                   86,060                71,739
Property and equipment, at cost, less accumulated depreciation                            1,227                   979
Intangible assets, net of amortization                                                    2,672                 2,313
Receivables, deferred charges and other assets                                           17,716                15,535
                                                                              ------------------     -----------------
    Total Assets                                                                      $ 236,804             $ 213,500
                                                                              ==================     =================



Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                                       $ 22,106              $ 26,194
Accrued expenses                                                                         24,335                17,017
Customer deposits                                                                         9,774                 9,134
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                                                118,205               102,605
Notes payable - related parties                                                           8,751                 8,576
Other notes payable                                                                       3,018                 3,093
Deferred income taxes                                                                     2,117                 2,118
                                                                              ------------------     -----------------
    Total Liabilities                                                                   188,306               168,737
                                                                              ------------------     -----------------

Commitments and contingencies
Redeemable common stock                                                                     954                   943
                                                                              ------------------     -----------------
Shareholders' Equity:
Preferred stock, $1 par, 500,000 shares authorized:
    Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value, issued and outstanding 100,000
    shares ($3,000,000 liquidation preference)                                            3,000                 3,000
Common stock, $.10 par, 20,000,000 shares authorized,
    12,698,131 shares issued                                                              1,270                 1,270
Capital in excess of par value - common stock                                            17,726                17,726
Retained earnings                                                                        26,523                22,799
Treasury stock, at cost (1,340,238 shares held at
    September 30, 2001 and June 30, 2001)                                                  (975)                 (975)
                                                                              ------------------     -----------------
Total Shareholders' Equity                                                               47,544                43,820
                                                                              ------------------     -----------------

Total Liabilities and Shareholders' Equity                                            $ 236,804             $ 213,500
                                                                              ==================     =================



                See accompanying notes which are an integral part
                    of the consolidated financial statements.

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        and Changes in Retained Earnings
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                                                Three Months Ended
                                                                                  September 30,
                                                                            2001                2000
                                                                       ---------------     ---------------
Earned revenues
    Residential properties                                                   $ 80,260            $ 52,982
    Other income                                                                  794                 641
                                                                       ---------------     ---------------
                                                                               81,054              53,623
                                                                       ---------------     ---------------
Costs and expenses
    Residential properties                                                     65,756              44,646
    Other                                                                         517                 255
    Selling, general and administrative                                         8,476               4,873
    Interest
      Incurred                                                                  2,110               1,860
      Less capitalized                                                         (1,932)             (1,769)
                                                                       ---------------     ---------------
                                                                               74,927              49,865
                                                                       ---------------     ---------------

Income from operations before income taxes                                      6,127               3,758
Income tax expense                                                              2,350               1,429
                                                                       ---------------     ---------------

Net income                                                                      3,777               2,329
Preferred dividends                                                                53                  53
                                                                       ---------------     ---------------

Net income available for common shareholders                                    3,724               2,276
Retained earnings, at beginning of period                                      22,799              12,250
                                                                       ---------------     ---------------
Retained earnings, at end of period                                          $ 26,523            $ 14,526
                                                                       ===============     ===============

Basic earnings per share                                                       $ 0.32              $ 0.20
                                                                       ===============     ===============

Diluted earnings per share                                                     $ 0.23              $ 0.15
                                                                       ===============     ===============




                See accompanying notes which are an integral part
                    of the consolidated financial statements.

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                                 2001              2000
                                                                             -------------     --------------
Cash flows from operating activities:
    Net income                                                                    $ 3,777            $ 2,329
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                                      95                 33
    Noncash compensation                                                               11                  -
Changes in operating assets and liabilities net of
    effects from purchase of PLC
    Restricted cash - customer deposits                                              (835)             1,025
    Real estate held for development and sale                                     (22,006)            10,282
    Receivables, deferred charges and other assets                                    557             (1,738)
    Accounts payable and other liabilities                                            491             (1,890)
    Customer deposits                                                                 640             (1,025)
                                                                             -------------     --------------
Net cash provided by (used in) operating activities                               (17,270)             9,016
                                                                             -------------     --------------

Cash flows from investing activities:
    Purchases of property and equipment                                              (343)               (26)
    Acquisition of PLC, net of cash acquired                                         (359)                 -
                                                                             -------------     --------------
Net cash used in investing activities                                                (702)               (26)
                                                                             -------------     --------------

Cash flows from financing activities:
    Borrowings from loans secured by real estate assets                            59,629             32,167
    Repayment of loans secured by real estate assets                              (44,029)           (35,752)
    Borrowings from other note obligations                                            493                 52
    Repayment of other note obligations                                              (393)              (169)
    Preferred stock dividend                                                          (53)               (53)
                                                                             -------------     --------------
Net cash provided by (used in) financing activities                                15,647             (3,755)
                                                                             -------------     --------------

Net increase (decrease) in cash                                                    (2,325)             5,235
Cash at beginning of year                                                          13,560              2,719
                                                                             -------------     --------------
Cash at end of period                                                            $ 11,235            $ 7,954
                                                                             =============     ==============

Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized                                       $ 131               $ 91
                                                                             =============     ==============
    Income taxes paid                                                               $ 230              $ 671
                                                                             =============     ==============


                See accompanying notes which are an integral part
                   of the consolidated financial statements.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(A)      Summary of Significant Accounting Policies:

              The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference is made to Form 10-K as of and for the year ended June 30, 2001 for Orleans Homebuilders, Inc. and subsidiaries (the "Company") for additional disclosures, including a summary of the Company's accounting policies.

              On October 13, 2000 the Company acquired all of the issued and outstanding shares of Parker & Lancaster Corporation ("PLC"). Unless otherwise indicated, the term the "Company" includes the accounts of PLC and its subsidiaries. PLC is engaged in residential real estate development in North Carolina, South Carolina and Virginia. The Consolidated Statements of Operations and Changes in Retained Earnings and the Consolidated Statements of Cash Flows include the accounts of PLC and its wholly owned subsidiaries beginning October 13, 2000. The Consolidated Balance Sheets include the accounts of PLC and its wholly owned subsidiaries as of September 30, 2001. All material intercompany transactions and accounts have been eliminated.

              In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company for the periods presented. The interim operating results of the Company may not be indicative of operating results for the full year.

              Recent Accounting Pronouncements:

              In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999 the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes
              accounting  and  reporting  standards  for  derivative   financial
              instruments and hedging
              activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
              (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;
              (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances a hedge of a foreign currency exposure. The Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Hedging Activities- an Amendment of FASB No. 133" July 1, 2000. The adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company because the Company has not entered into any freestanding derivatives and has no embedded derivatives that require bifurcation and separate treatment. However, should the Company change its use of such derivatives, the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

              In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company adopted SAB 101, as required, in the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material financial impact on the financial position or results of operations of the Company.

              In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). The Company adopted FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees". The initial adoption of FIN 44 by the Company did not have a material impact on its consolidated financial position or results of operations.

              In June 2001, the FASB issued SFAS No. 141 "Business Combinations" ("SFAS No. 141"), which establishes standards for reporting business combinations entered into after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". Among other things, SFAS No. 141 requires that all business combinations be accounted for as purchase transactions and provides specific guidance on the definition of intangible assets, which require separate treatment. The statement is applicable for all business combinations entered into after June 30, 2001 and also requires that companies apply its provisions relating to intangibles from pre-existing business combinations.

              In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS No. 141. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets" and related interpretations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the provision of SFAS No. 142 at the beginning of its new fiscal year. Accordingly, the Company elected to early adopt SFAS No. 142 effective with the beginning of its new fiscal year on July 1, 2001. The Company did not recognize any charge to earnings for the cumulative effect upon adoption because all such intangibles relate to the Company's recent acquisition of PLC for which no impairment was required under SFAS No. 142. Upon adoption, such intangibles, which were being amortized over ten years prior to adoption, are no longer amortized but continue to be subject to periodic review for impairment.


(B)      Earnings Per Share:

              Basic earnings per common share are computed by dividing net income by weighted average number of common shares outstanding. Basic shares outstanding includes the unconditional shares issuable as part of the purchase price of the Parker & Lancaster Corporation acquisition on October 13, 2000. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three months ended September 30, 2001 and 2000, respectively, are shown in the following table.


                                                                   Three Months Ended
                                                                      September 30,
                                                                    2001        2000
                                                                 ------------------------
                                                                       (Unaudited)
                                                                     (in thousands)
              Total common shares issued                             12,698       12,698
              Unconditional shares issuable                             273            -
              Less:  Average treasury shares outstanding             (1,340)      (1,340)
                                                                   --------     --------
              Basic EPS shares                                       11,631       11,358
              Effect of assumed shares issued under
                treasury stock method for stock options                 674          396
              Effect of assumed conversion of $3 million
                Convertible Subordinated 7% Note                      2,000        2,000
              Effect of assumed conversion of $3 million
                Series D Preferred Stock                              2,000        2,000
                                                                   --------     --------
              Diluted EPS shares                                     16,305       15,754
                                                                   ========     ========

              Net income available for common shareholders          $ 3,724      $ 2,276
              Effect of assumed conversion of $3 million
                Convertible Subordinated 7% Note                         33           33
              Effect of assumed conversion of $3 million
                Series D Preferred Stock                                 53           53
                                                                   --------     --------
              Adjusted net income for diluted EPS                   $ 3,810      $ 2,362
                                                                   ========     ========



(C)      Residential Properties Completed or under Construction:

              Residential properties completed or under construction consists of the following:

                                          September 30,    June 30,
                                              2001           2001
                                          -------------  ------------
                                                  (Unaudited)
                                                (in thousands)

              Under contract for sale       $   77,433   $     72,969

              Unsold                            31,202         27,981
                                          ------------  -------------
                                            $  108,635   $    100,950
                                          ============  =============

(D)      Litigation:

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

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At September 30, 2001, the Company had approximately $99,984,000 available under existing secured revolving and construction loans for planned development expenditures.

         On August 24, 2001 the Company acquired substantially all of the assets of Rottlund Homes of New Jersey, Inc., for approximately $15,800,000. The assets consist primarily of land, land improvements and residential properties under construction. The Company financed this transaction with construction loans on the aforementioned assets of approximately $8,764,000, purchase money mortgages of approximately $6,352,000, due within one year of the date of this transaction, and $684,000 in cash. In addition, during the three months ended September 30, 2001, the Company acquired land for future development with an aggregate purchase price of approximately $11,419,000, including approximately $5,844,000 for land purchases in North Carolina, South Carolina and Virginia.

         As of September 30, 2001 the Company had contracted to purchase, or has under option, land and improved lots that will yield approximately 4,800 homes, for an aggregate purchase price of approximately $183,950,000. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the Sellers. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

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



                                                   Three Months Ended September 30,
                                                2001                             2000
                                      --------------------------    ------------------------------
                                                               (Dollars in thousands)

Northern Region                                          Average                          Average
New Jersey and Pennsylvania:       Amount      Homes      Price     Amount      Homes      Price

Revenues earned                  $ 51,804        189   $    274   $ 52,982        195   $    272

New orders                         51,616        195        265     41,495        156        266

Backlog                           144,451        483        299    116,412        370        315

Southern Region
North Carolina, South Carolina
  and Virginia:

Revenues earned                    28,456        118        241       --         --         --

New orders                         28,889        119        243       --         --         --

Backlog                            56,638        214        265       --         --         --

Combined Regions
Revenues earned                  $ 80,260        307   $    261   $ 52,982        195   $    272
New orders                         80,505        314        256     41,495        156        266
Backlog                           201,089        697        289    116,412        370        315




         Although it is too soon to speculate on the overall long-term economic impact of the tragic events of September 11, 2001 and the subsequent U.S. military response initiated in October 2001, we are encouraged by the continued improvement in home orders and customer traffic subsequent to the date of these events. The dollar value of new orders for the three months ended September 30, 2001 increased by approximately 94% to $80,505,000 on 314 homes compared to $41,495,000 on 156 homes for the three months ended September 30, 2000. The increase in new order dollars and new orders is primarily attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC on October 13, 2000. In addition, new orders in the northern region increased by $10,121,000, or approximately 24%, when compared to new orders in the northern region for the three months ended September 30, 2000. The increase in new orders in the northern region is primarily attributable to favorable economic conditions in the homebuilding industry. The average price per unit of new orders decreased to approximately $256,000 per home for the three months ended

September 30, 2001 compared to approximately $266,000 per home for the three months ended September 30, 2000, due to a change in product mix as a result of the Company's geographic expansion. The number of orders in the Company's new geographic area accounted for approximately 38% of all new orders for the three months ended September 30, 2001. Overall, unit sales prices have increased at the majority of communities open during the first three months of fiscal 2001, when compared with the same communities and units offered for sale in the first three months of fiscal 2000.

         The dollar backlog at September 30, 2001, increased approximately 73% to $201,089,000 on 697 homes compared to the backlog at September 30, 2000 of $116,412,000 on 370 homes. The increase in backlog dollars is primarily attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC on October 13, 2000.



                 Three Months Ended September 30, 2001 and 2000


Operating Revenues

         Earned revenues for the first quarter ended September 30, 2001 increased $27,431,000 to $81,054,000, or 51.2%, compared to the first quarter of fiscal 2001. Revenues from the sale of residential homes included 307 homes totaling $80,260,000 during the first quarter of fiscal 2002, as compared to 195 homes totaling $52,982,000 during the first quarter of fiscal 2001. Approximately $28,456,000 of the increase in residential revenue earned is attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC on October 13, 2000. This increase in residential revenues is offset by an approximately 3% decrease in the number of homes delivered in New Jersey and Pennsylvania, compared to the prior year quarter. The average selling price per home delivered in the first quarter of fiscal 2002 decreased by approximately 4% to $261,000 per home for the three months ended September 30, 2001 compared to $272,000 per home for the three months ended September 30, 2000, due to a change in product mix as a result of the Company's geographic expansion. The number of homes delivered in the Company's new geographic area accounted for approximately 38% of all homes delivered for the three months ended September 30, 2001. Overall, unit sales prices have increased at the majority of communities open during the first three months of fiscal 2001, when compared with the same communities and units offered for sale in the first three months of fiscal 2000.

Costs and Expenses

         Costs and Expenses for the first three months of fiscal 2002 increased $25,062,000 to $74,927,000, or 50.3%, compared with the first three months of fiscal 2001. The cost of residential properties for the first three months of fiscal 2002 increased

$21,110,000 to $65,756,000, or 47.3%, when compared with the first three months of fiscal 2001. Approximately $23,975,000 of the increase in cost of residential properties is attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC on October 13, 2000. This increase is offset by a decrease in northern region residential property costs of $2,865,000 due to a decrease in sales and lower costs as a result of favorable economic conditions in the homebuilding industry. Gross profit margins on residential property revenues were 18.9% for the first three months of fiscal 2002 compared with 16.7% for the first three months of fiscal 2001. The increase in gross profit margin on residential property revenues in the first quarter of fiscal 2002 compared with fiscal 2001 is a result of favorable economic conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing.

         For the first three months of fiscal 2002, selling, general and administrative expenses increased $3,603,000 to $8,476,000, or 73.9%, when compared with the first three months of fiscal 2001. Approximately $3,290,000 of the increase in selling, general and administrative expenses is attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC on October 13, 2000. The selling, general and administrative expenses as a percentage of residential property revenues increased to 10.5% for the first quarter of fiscal 2002 compared to 9.1% for the first quarter of fiscal 2001. The increase in selling, general and administrative expenses as a percentage of residential property revenues is attributable to an increase in fixed costs as a result of the Company's geographic expansion into North Carolina, South Carolina and Virginia. Selling general and administrative expenses as a percentage of residential property revenues is consistent with prior year selling, general and administrative expenses as a percentage of residential property revenues subsequent to the acquisition of PLC.


Net Income Available for Common Shareholders

         Net income available for common shareholders for the first three months of fiscal 2002 increased $1,448,000, or 63.6%, to $3,724,000 ($.32 basic and
$.23 diluted earnings per share), compared with $2,276,000 ($.20 basic and $.15 diluted earnings per share) for the first three months of fiscal 2001. This increase in net income available for common shareholders is attributable to favorable economic conditions in the homebuilding industry resulting in strong customer demand and positive home pricing, as well as, the Company's acquired operations in North Carolina, South Carolina and Virginia through its October 13, 2000 acquisition of PLC.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). On June 23, 1999 the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000, but earlier application is permitted as of the beginning of any fiscal quarter subsequent to June 15, 1998. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances a hedge of a foreign currency exposure. The Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Hedging Activities- an Amendment of FASB No. 133" July 1, 2000. The adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company because the Company has not entered into any freestanding derivatives and has no embedded derivatives that require bifurcation and separate treatment. However, should the Company change its use of such derivatives, the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company adopted SAB 101, as required, in the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material financial impact on the financial position or results of operations of the Company.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). The Company adopted FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees". The initial adoption of FIN 44 by the Company did not have a material impact on its consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141 "Business Combinations" ("SFAS No. 141"), which establishes standards for reporting business combinations entered into after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". Among other things, SFAS No. 141 requires that all business combinations be accounted for as purchase transactions and provides specific guidance on the definition of intangible assets, which require separate treatment. The statement is applicable for all business combinations entered into after June 30, 2001 and also requires that companies apply its provisions relating to intangibles from pre-existing business combinations.

In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS No. 141. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets" and related interpretations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the provision of SFAS No. 142 at the beginning of its new fiscal year. Accordingly, the Company elected to early adopt SFAS No. 142 effective with the beginning of its new fiscal year on July 1, 2001. The Company did not recognize any charge to earnings for the cumulative effect upon adoption because all such intangibles relate to the Company's recent acquisition of PLC for which no impairment was required under SFAS No. 142. Upon adoption, such intangibles, which were being amortized over ten years prior to adoption, are no longer amortized but continue to be subject to periodic review for impairment.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

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

         Many factors, including those listed below, could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

         o heightened economic uncertainty resulting from the tragic events of September 11, 2001 and the subsequent U.S. military response;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

                  Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company's principal market risk exposure continues to be interest rate risk. A majority of the Company's debt is variable based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. There have been no material adverse changes to the Company's (1) exposure to risk and (2) management of these risks, since June 30, 2001.

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

                                         ORLEANS HOMEBUILDERS, INC.
                                         (Registrant)

November 14, 2001                        /s/ Michael T. Vesey
                                         -----------------------
                                         Michael T. Vesey
                                         President and Chief Operating Officer


November 14, 2001                        /s/ Joseph A. Santangelo
                                         ------------------------
                                         Joseph A. Santangelo
                                         Treasurer, Secretary and
                                         Chief Financial Officer