Form 10-Q
period 2001-12-31
ORLEANS HOMEBUILDERS INC
filed 2002-02-12
CIK 38570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2001

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

 Number of shares of common stock, par value $0.10 per share outstanding as of
                          February 5, 2002: 11,357,893
                 (excluding 1,340,238 shares held in Treasury).

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                                                                          PAGE
                                                                          ----

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
------
           Consolidated Balance Sheets at December 31, 2001
           and June 30, 2001                                               1

           Consolidated Statements of Operations and Changes
           in Retained Earnings for the Three and Six Months
           Ended December 31, 2001 and 2000                                2

           Consolidated Statements of Cash Flows for the
           Six Months Ended December 31, 2001 and 2000                     3

           Notes to Consolidated Financial Statements                      4

Item 2.    Management's Discussion and Analysis of Financial Condition
------     and Results of Operations                                       9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk     17
------

                    PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders            17
------

Item 6.    Exhibits and Reports on Form 8-K                               17
------

                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                         (Unaudited)
                                                                         December 31,            June 30,
                                                                            2001                   2001
                                                                         ------------           ----------
Assets
Cash                                                                      $   4,180             $  13,560
Restricted cash - customer deposits                                           8,924                 8,424
Real estate held for development and sale:
    Residential properties completed or under construction                  108,839               100,950
    Land held for development or sale and improvements                       85,823                71,739
Property and equipment, at cost, less accumulated depreciation                1,165                   979
Intangible assets, net of amortization                                        3,063                 2,313
Receivables, deferred charges and other assets                               18,691                15,535
                                                                          ---------             ---------
    Total Assets                                                          $ 230,685             $ 213,500
                                                                          =========             =========

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                          $  21,034             $  26,194
Accrued expenses                                                             20,793                17,017
Customer deposits                                                             9,357                 9,134
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                                    119,112               102,605
Notes payable - related parties                                               4,245                 8,576
Other notes payable                                                           1,479                 3,093
Deferred income taxes                                                         2,118                 2,118
                                                                          ---------             ---------
    Total Liabilities                                                       178,138               168,737
                                                                          ---------             ---------

Commitments and contingencies

Redeemable common stock                                                         965                   943
                                                                          ---------             ---------

Shareholders' Equity:
Preferred stock, $1 par, 500,000 shares authorized:
 Series D convertible preferred stock, 7% cumulative annual
 dividend, $30 stated value, issued and outstanding 100,000
    shares ($3,000,000 liquidation preference)                                3,000                 3,000
Common stock, $.10 par, 20,000,000 shares authorized,
    12,698,131 shares issued                                                  1,270                 1,270
Capital in excess of par value - common stock                                17,726                17,726
Retained earnings                                                            30,561                22,799
Treasury stock, at cost (1,340,238 shares held at
    December 31, 2001 and June 30, 2001)                                       (975)                 (975)
                                                                          ---------             ---------
Total Shareholders' Equity                                                   51,582                43,820
                                                                          ---------             ---------

Total Liabilities and Shareholders' Equity                                $ 230,685             $ 213,500
                                                                          =========             =========

         See notes to consolidated financial statements

                  Orleans Homebuilders, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                        and Changes in Retained Earnings
                                  (Unaudited)
                    (in thousands, except per share amounts)

                                                     Three Months Ended              Six Months Ended
                                                        December 31,                   December 31,
                                                    2001            2000            2001            2000
                                                  ---------       ---------       ---------       ---------
Earned revenues
    Residential properties                        $  87,244       $  72,108       $ 167,504       $ 125,090
    Land sales                                           53           1,786              53           1,786
    Other income                                        865             817           1,659           1,458
                                                  ---------       ---------       ---------       ---------
                                                     88,162          74,711         169,216         128,334
                                                  ---------       ---------       ---------       ---------
Costs and expenses
    Residential properties                           70,551          61,695         136,307         106,341
    Land sales                                           67           1,664              67           1,664
    Other                                               740             441           1,257             761
    Selling, general and administrative               9,955           7,008          18,431          11,816
    Interest
      Incurred                                        2,186           2,836           4,296           4,696
      Less capitalized                               (1,978)         (2,623)         (3,910)         (4,392)
                                                  ---------       ---------       ---------       ---------
                                                     81,521          71,021         156,448         120,886
                                                  ---------       ---------       ---------       ---------

Income from operations before income taxes            6,641           3,690          12,768           7,448
Income tax expense                                    2,551           1,405           4,901           2,834
                                                  ---------       ---------       ---------       ---------

Net income                                            4,090           2,285           7,867           4,614
Preferred dividends                                      52              52             105             105
                                                  ---------       ---------       ---------       ---------

Net income available for common shareholders          4,038           2,233           7,762           4,509
Retained earnings, at beginning of period            26,523          14,526          22,799          12,250
                                                  ---------       ---------       ---------       ---------
Retained earnings, at end of period               $  30,561       $  16,759       $  30,561       $  16,759
                                                  =========       =========       =========       =========

Basic earnings per share                          $    0.35       $    0.19       $    0.67       $    0.39
                                                  =========       =========       =========       =========

Diluted earnings per share                        $    0.25       $    0.14       $    0.49       $    0.29
                                                  =========       =========       =========       =========

                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                           Six Months Ended
                                                                             December 31,
                                                                     2001                  2000
                                                                   ---------             ---------
Cash flows from operating activities:
    Net income                                                     $   7,867             $   4,614
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                        269                   145
    Deferred taxes                                                      --                    (242)
    Noncash compensation                                                  22                  --
Changes in operating assets and liabilities:
    Restricted cash - customer deposits                                 (500)                1,815
    Real estate held for development and sale                        (21,973)               14,129
    Receivables, deferred charges and other assets                    (3,156)                 (523)
    Accounts payable and other liabilities                            (1,384)               (3,253)
    Customer deposits                                                    223                (1,723)
                                                                   ---------             ---------
Net cash provided by (used in) operating activities                  (18,632)               14,962
                                                                   ---------             ---------

Cash flows from investing activities:
    Purchases of property and equipment                                 (455)                  (91)
    Acquisition of PLC, net of cash acquired                            (750)               (4,581)
                                                                   ---------             ---------
Net cash used in investing activities                                 (1,205)               (4,672)
                                                                   ---------             ---------

Cash flows from financing activities:
    Borrowings from loans secured by real estate assets              125,185                75,972
    Repayment of loans secured by real estate assets                (108,678)              (82,284)
    Borrowings from other note obligations                            14,510                 4,222
    Repayment of other note obligations                              (20,455)               (5,185)
    Preferred stock dividend                                            (105)                 (105)
                                                                   ---------             ---------
Net cash provided by (used in) financing activities                   10,457                (7,380)
                                                                   ---------             ---------

Net increase (decrease) in cash                                       (9,380)                2,910
Cash at beginning of period                                           13,560                 2,719
                                                                   ---------             ---------
Cash at end of period                                              $   4,180             $   5,629
                                                                   =========             =========

Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized                      $     386             $     214
                                                                   =========             =========

    Income taxes paid                                              $   3,890             $   1,806
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

     On October 13, 2000 the Company acquired all of the issued and outstanding shares of Parker & Lancaster Corporation ("PLC"). Unless otherwise indicated, the term the "Company" includes the accounts of PLC and its subsidiaries. PLC is engaged in residential real estate development in North Carolina, South Carolina and Virginia. The Consolidated Statements of Operations and Changes in Retained Earnings and the Consolidated Statements of Cash Flows include the accounts of PLC and its wholly owned subsidiaries beginning October 13, 2000. The Consolidated Balance Sheets include the accounts of PLC and its wholly owned subsidiaries as of December 31 and June 30, 2001. All material intercompany transactions and accounts have been eliminated.

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company plans to adopt SFAS No. 144 effective July 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

     Certain reclassifications have been made in the prior year financial statements to conform to the current year presentation.

(B)  Earnings Per Share:

     Basic earnings per common share are computed by dividing net income by weighted average number of common shares outstanding. Basic shares outstanding includes the unconditional shares issuable as part of the purchase price of the Parker & Lancaster Corporation acquisition on October 13, 2000. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three and six months ended December 31, 2001 and 2000, respectively, are shown in the following table.

                                                      Three Months Ended         Six Months Ended
                                                                       December 31,
                                                   ---------------------------------------------------
                                                      2001        2000           2001         2000
                                                   ---------- -------------   ----------- ------------
                                                                       (Unaudited)
                                                                     (in thousands)
     Total common shares issued                        12,698        12,698        12,698       12,698
     Unconditional shares issuable                        273           235           273          119
     Less: Average treasury shares outstanding          1,340         1,340         1,340        1,340
                                                   ---------- -------------   ----------- ------------
     Basic EPS shares                                  11,631        11,593        11,631       11,477
     Effect of assumed shares issued under
       treasury stock method for stock options            749           533           712          470
     Effect of assumed conversion of $3 million
       Convertible Subordinated 7% Note                 2,000         2,000         2,000        2,000
     Effect of assumed conversion of
       $3 million Series D Preferred Stock              2,000         2,000         2,000        2,000
                                                   ---------- -------------   ----------- ------------
     Diluted EPS shares                                16,380        16,126        16,343       15,947
                                                   ========== =============   =========== ============

     Net income available for common
       shareholders                                   $ 4,038       $ 2,233       $ 7,762      $ 4,509
     Effect of assumed conversion of $3 million
       Series D Preferred Stock                            52            52           105          105
     Effect of assumed conversion of $3 million
       Convertible Subordinated 7% Note                    33            33            65           65
                                                   ---------- -------------   ----------- ------------
     Adjusted net income for diluted EPS              $ 4,123       $ 2,318       $ 7,932      $ 4,679
                                                   ========== =============   =========== ============

(C)  Residential Properties Completed or Under Construction:

     Residential properties completed or under construction consists of the following:

                                       December 31,         June 30,
                                           2001               2001
                                     ---------------    ---------------
                                                 (Unaudited)
                                               (in thousands)

       Under contract for sale          $     76,474       $     72,969
       Unsold                                 32,365             27,981
                                     ---------------    ---------------
                                        $    108,839       $    100,950
                                     ===============    ===============

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

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations
        ---------------------------------------------

Liquidity and Capital Resources
-------------------------------

         The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At December 31, 2001, the Company had approximately $111,647,000 available under existing secured revolving and construction loans for planned development expenditures. In addition, the Company had $4,000,000 available under an existing unsecured line of credit and working capital arrangement with Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company.

         On August 24, 2001 the Company acquired substantially all of the assets of Rottlund Homes of New Jersey, Inc., for approximately $15,800,000. The assets consist primarily of land, land improvements and residential properties under construction. The Company financed this transaction with construction loans on the aforementioned assets of approximately $8,764,000, purchase money mortgages of approximately $6,352,000, due within one year of the date of this transaction, and $684,000 in cash. In addition, during the six months ended December 31, 2001, the Company acquired land for future development with an aggregate purchase price of approximately $23,827,000, including approximately $15,087,000 for land purchases in North Carolina, South Carolina and Virginia.

         As of December 31, 2001 the Company had contracted to purchase, or has under option, land and improved lots for an aggregate purchase price of approximately $212,238,000 that will yield approximately 5,300 homes. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

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

                                                       Six Months Ended December 31,
                                                  2001                                 2000
                                   ----------------------------------    -------------------------------
                                                                 (Unaudited)
                                                           (Dollars in thousands)

Northern Region                                              Average                             Average
New Jersey and Pennsylvania:          Amount        Homes     Price         Amount       Homes    Price
Revenues earned                     $ 107,891        389     $ 277         $ 101,632      375     $ 271
New orders                            100,157        371       270            86,250      312       276
Backlog                               136,906        459       298           112,518      346       325

Southern Region (1)
North Carolina, South Carolina
  and Virginia:
Revenues earned                      $ 59,613        243       245          $ 23,458       97       242
New orders                             50,798        203       250            30,709      126       244
Backlog                                47,390        173       274            36,936      150       246

Combined Regions
Revenues earned                     $ 167,504        632     $ 265         $ 125,090      472     $ 265
New orders                            150,955        574       263           116,959      438       267
Backlog                               184,296        632       292           149,454      496       301

         (1) Information on revenue earned and new orders for the six months ending December 31, 2000 is for the period beginning October 13, 2000, the date the Company entered this market through its acquisition of PLC.

         The dollar value of new orders for the six months ended December 31, 2001 increased $33,996,000, or approximately 29%, to $150,955,000 on 574 homes compared to $116,959,000 on 438 homes for the six months ended December 31, 2000. The increase in new order dollars and new orders is attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC on October 13, 2000. In the current fiscal period, the Company reported new orders from the southern region for the six months ended December 31, 2001 compared to the prior fiscal period reporting of new orders from the southern region for the period October 13, 2000, the PLC acquisition date, through December 31, 2000. In addition, new orders in the northern region increased by $13,907,000, or approximately 16%, when compared to new orders in the northern region for the six months ended December 31, 2000. The increase in new orders in the northern region is primarily attributable to favorable economic conditions in the homebuilding industry, most notably, favorable financing conditions. The average price per unit of new orders decreased to approximately $263,000 per home for the six months ended December 31, 2001 compared to approximately $267,000 per home for the six months ended December 31, 2000, due to a change in product mix as a result of the Company's current product offerings. Overall, unit sales prices have increased at the majority of communities open during the first six months of fiscal 2002, when compared with the same communities and units offered for sale in the first six months of fiscal 2001.

         The dollar backlog at December 31, 2001, increased $34,842,000, or approximately 23%, to $184,296,000 on 632 homes compared to the backlog at December 31, 2000 of $149,454,000 on 496 homes. The increase in backlog dollars is primarily attributable to the Company's increase in new orders for the six months ended December 31, 2001 compared with the prior year six months ended December 31, 2000.


          Three Months and Six Months Ended December 31, 2001 and 2000
          ------------------------------------------------------------

Operating Revenues
------------------

         Earned revenues for the first six months of fiscal 2002 increased $40,882,000 to $169,216,000, or 31.9%, compared to the first six months of fiscal 2001. Revenues from the sale of residential homes included 632 homes totaling $167,504,000 during the first six months of fiscal 2002, as compared to 472 homes totaling $125,090,000 during the first six months of fiscal 2001. Approximately $36,155,000 of the increase in residential revenue earned is attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC on October 13, 2000. In addition, approximately $6,259,000 of the increase in residential revenue earned is attributable to an increase in the number of homes delivered and average selling price per home in the northern region in the first six months of fiscal year 2002 compared to the prior fiscal year period. Thus, the overall increase in revenue is attributable to the Company's geographic expansion into North Carolina, South Carolina and Virginia, as well as, favorable economic conditions for the homebuilding industry, most notably, favorable financing conditions. Furthermore, unit sales prices have increased at the majority of communities open during the first six months of fiscal 2002, when compared with the same communities and units offered for sale in the first six months of fiscal 2001.

         Earned revenues for the second quarter ended December 31, 2001 increased $13,451,000 to $88,162,000, or 18%, compared to the second quarter of fiscal 2001. Revenues from the sale of residential homes included 325 homes totaling $87,244,000 during the second quarter of fiscal 2002, as compared to 277 homes totaling $72,108,000 during the second quarter of fiscal 2001. Approximately $7,699,000 of the increase in residential revenue earned is attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC on October 13, 2000. The overall increase in revenues for the second quarter of fiscal 2002, as compared to the second quarter of fiscal 2001, is attributable to the number of homes delivered and an increase in the average selling price, which is the result of the expanding geographic scope of the Company's operations and favorable economic conditions for the homebuilding industry, resulting in strong customer demand and positive home pricing. The average selling price per home increased to approximately $268,000 for the second quarter of fiscal 2002 as compared to approximately $260,000 for the second quarter of fiscal 2001.

         Land sales and other income consist primarily of land and lot sales, interest income, purchase discounts and contract rebates, property management fees and mortgage processing income. Revenues from land sales for the six months ended December 31, 2001 decreased by $1,733,000 to $53,000 compared to $1,786,000 for the six months ended December 31, 2000. Although the Company primarily purchases land and engages in land development activities to support its own homebuilding activities, the Company occasionally sells land or improved lots to other third parties. Land sale opportunities are generally evaluated on an individual basis. Risk factors and return on investment are among factors considered in determining whether to sell land and improved lots or complete homebuilding activities.

Costs and Expenses
------------------

         Costs and Expenses for the first six months of fiscal 2002 increased $35,562,000, or 29.4%, compared with the first six months of fiscal 2001. The cost of residential properties for the first six months of fiscal 2002 increased $29,966,000 to $136,307,000, or 28.2%, when compared with the first six months of fiscal 2001. Approximately $28,825,000 of the increase in cost of residential properties is attributable to the Company's expansion into North Carolina, South Carolina and Virginia, through its acquisition of PLC. Gross profit margin on residential property revenues was 18.6% for the first six months of fiscal 2002 compared with 15% for the first six months of fiscal 2001. The increase in gross profit margin on residential property revenues for the first six months of fiscal 2002 compared with fiscal 2001 is a result of favorable economic conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing. Also contributing to the aforementioned increase in gross profit margin on residential property revenue is the decreased costs of construction financing, as well as key building materials, in the first six months of fiscal year 2002 compared to the prior fiscal year period.

         For the first six months of fiscal 2002, selling, general and administrative expenses increased $6,615,000 to $18,431,000, or 56%, when compared with the first six months of fiscal 2001. Approximately $5,129,000 of the increase in selling, general and administrative expenses is attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC on October 13, 2000. In addition, a portion of the selling general and administrative expense increase is attributable to an increase in northern region incentives, sales office expense and advertising costs in connection with the increase in revenues earned in the northern region. The selling, general and administrative expenses as a percentage of residential property revenue increased to 11% during the first six months of fiscal 2002 compared to 9.5% in the comparable prior period of fiscal 2001. Selling general and administrative expenses as a percentage of residential property revenues is consistent with prior year selling, general and administrative expenses as a percentage of residential property revenues subsequent to the acquisition of PLC.

         Costs and Expenses for the second quarter of fiscal 2002 increased $10,500,000 to $81,521,000, or 14.8%, compared with the second quarter of fiscal 2001. The cost of residential properties for the second quarter of fiscal 2002 increased $8,856,000 to $70,551,000, or 14.4%, when compared with the second quarter of fiscal 2001. Approximately $4,850,000 of the increase in cost of residential properties is attributable to the Company's expansion into North Carolina, South Carolina and Virginia, through its acquisition of PLC. The overall increase in residential property costs is primarily attributable to the increase in residential revenue earned. Gross profit margin on residential property revenues was 19.1% for the second quarter of fiscal 2002 compared with 14.4% for the second quarter of fiscal 2001. The increase in gross profit margin on residential property revenues for the second quarter of fiscal 2002 compared with fiscal 2001 is a result of favorable economic conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing. Also contributing to the aforementioned increase in gross profit margin on residential property revenue is the decreased costs of construction financing, as well as key building materials.

         For the second quarter of fiscal 2002, selling, general and administrative expenses increased $2,947,000 to $9,955,000, or 42.1%, when compared with the second quarter of fiscal 2001. Approximately $1,839,000 of the increase in selling, general and administrative expenses is attributable to variable expenses associated with the increase in revenues in the Company's southern region of North Carolina, South Carolina and Virginia due to its acquisition of PLC on October 13, 2000. In addition, a portion of the selling general and administrative expense increase is attributable to an increase in northern region incentives, sale office expense and advertising costs in connection with the increase in revenues earned in the northern region. The selling, general and administrative expenses as a percentage of residential property revenue increased to 11.4% for the second quarter of fiscal 2002 compared to 9.7% in the comparable prior period of fiscal 2001. The increase in selling, general and administrative expenses as a percentage of residential property revenues is attributable to an increase in fixed costs as a result of the Company's geographic expansion into North Carolina, South Carolina and Virginia.

Net Income Available for Common Shareholders
--------------------------------------------

         Net income available for common shareholders for the first six months of fiscal 2002 increased $3,253,000, or 72.1%, to $7,762,000 ($.67 basic and
$.49 diluted earnings per share), compared with $4,509,000 ($.39 basic and $.29 diluted earnings per share) for the first six months of fiscal 2001. Net income available for common shareholders for the second quarter of fiscal 2002 increased $1,805,000, or 80.8%, to $4,038,000 ($.35 basic and $.25 diluted earnings per share), compared with $2,233,000 ($.19 basic and $.14 diluted earnings per share) for the second quarter of fiscal 2001.

         This increase in net income available for common shareholders is attributable to favorable economic conditions in the homebuilding industry resulting in strong customer demand and positive home pricing, as well as, the Company's acquired operations in North Carolina, South Carolina and Virginia through its October 13, 2000 acquisition of PLC.

Recent Accounting Pronouncements
--------------------------------

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

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company plans to adopt SFAS No. 144 effective July 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------  ----------------------------------------------------------

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

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

           On December 6, 2001, the Company held its Annual Meeting of Stockholders pursuant to a notice dated October 29, 2001. Definitive proxy materials were filed with the Securities and Exchange Commission prior to the meeting. A total of 10,585,251 shares were voted at the meeting constituting 93.2% of the 11,357,893 shares entitled to vote.

         At the Annual Meeting, the eight nominees (Benjamin D. Goldman, Jerome
S. Goodman, Robert N. Goodman, Andrew N. Heine, David Kaplan, Lewis Katz, Jeffrey P. Orleans and Michael T.Vesey) who were nominated for election, were all elected.


         The results of the vote were as follows:

                                                        Shares for Which
                                  Share Voted For       Vote was Withheld
                                  ---------------       -----------------
         Benjamin D. Goldman        10,584,000               1,251
         Jerome S. Goodman          10,584,150               1,101
         Robert N. Goodman          10,579,150               6,101
         Andrew N. Heine            10,585,150                 101
         David Kaplan               10,584,150               1,101
         Lewis Katz                 10,585,150                 101
         Jeffrey P. Orleans         10,583,955               1,296
         Michael T. Vesey           10,584,150               1,101



Item 6.  Exhibits and Reports on Form 8-K.
------   --------------------------------

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

                                         ORLEANS HOMEBUILDERS, INC.
                                         (Registrant)

         February 12, 2002               /s/ Michael T. Vesey
                                         --------------------
                                         Michael T. Vesey
                                         President and Chief Operating Officer


         February 12, 2002               /s/ Joseph A. Santangelo
                                         ------------------------
                                         Joseph A. Santangelo
                                         Treasurer, Secretary and
                                         Chief Financial Officer