Form 10-Q
period 2002-03-31
ORLEANS HOMEBUILDERS INC
filed 2002-05-10
CIK 38570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD__________ TO __________.

                           Commission File No. 1-6830

                           ORLEANS HOMEBUILDERS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                        59-0874323
----------------------------------           ----------------------------------
(State or other jurisdiction of                 (I.R.S. Employer I.D. No.)
 incorporation or organization)

                         One Greenwood Square, Suite 101
                                3333 Street Road
                               Bensalem, PA 19020
                    (Address of principal executive offices)
                            Telephone: (215) 245-7500
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes        X               No
            ---------------           ---------------

  Number of shares of common stock, par value $0.10 per share outstanding as of
                             May 6, 2002: 11,508,518
                 (excluding 1,189,613 shares held in Treasury).

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)
                                                                                     PAGE
                  Consolidated Balance Sheets at March 31, 2002
                    and June 30, 2001                                                  1

                  Consolidated Statements of Operations and Changes
                    in Retained Earnings for the Three and Nine Months
                    Ended March 31, 2002 and 2001                                       2

                  Consolidated Statements of Cash Flows for the Nine
                    Months Ended March 31, 2002 and 2001                                3

                  Notes to Consolidated Financial Statements                            4

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                  10

Item 3.           Quantitative and Qualitative Disclosures About Market
                  Risk                                                                 19



                           PART II - OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K                                     20



                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)
                        (in thousands, except share data)


                                                                                     March 31,               June 30,
                                                                                       2002                    2001
                                                                                    -----------            -----------
Assets
Cash                                                                                  $   7,895              $  13,560
Restricted cash - customer deposits                                                       8,665                  8,424
Real estate held for development and sale:
    Residential properties completed or under construction                              118,116                100,950
    Land held for development or sale and improvements                                   84,652                 71,739
Property and equipment, at cost, less accumulated depreciation                            1,550                    979
Intangible assets, net of amortization                                                    3,088                  2,313
Receivables, deferred charges and other assets                                           19,538                 15,535
                                                                                    -----------              ---------
    Total Assets                                                                      $ 243,504              $ 213,500
                                                                                    ===========              =========


Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                                      $  22,623              $  26,194
Accrued expenses                                                                         21,521                 17,017
Customer deposits                                                                         9,174                  9,134
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                                                127,010                102,605
Notes payable - related parties                                                           3,762                  8,576
Other notes payable                                                                       1,265                  3,093
Deferred income taxes                                                                     2,118                  2,118
                                                                                    -----------              ---------
    Total Liabilities                                                                   187,473                168,737
                                                                                    -----------              ---------

Commitments and contingencies

Redeemable common stock                                                                     977                    943
                                                                                    -----------              ---------

Shareholders' Equity:
Preferred stock, $1 par, 500,000 shares authorized: Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value, issued and outstanding 100,000
    shares ($3,000,000 liquidation preference)                                            3,000                  3,000
Common stock, $.10 par, 20,000,000 shares authorized,
    12,698,131 shares issued                                                              1,270                  1,270
Capital in excess of par value - common stock                                            17,726                 17,726
Retained earnings                                                                        33,947                 22,799
Treasury stock, at cost (1,199,613 and 1,340,238 shares
    held at March 31, 2002 and June 30, 2001, respectively)                                (889)                  (975)
                                                                                    -----------              ---------
Total Shareholders' Equity                                                               55,054                 43,820
                                                                                    -----------              ---------

Total Liabilities and Shareholders' Equity                                            $ 243,504              $ 213,500
                                                                                    ===========              =========



         See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        and Changes in Retained Earnings
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                                Three Months Ended                      Nine Months Ended
                                                                      March 31,                              March 31,
                                                              2002                2001               2002                2001
                                                        ---------------     ---------------    ---------------     ----------------
Earned revenues
    Residential properties                                    $ 78,216            $ 54,380          $ 245,720            $ 179,470
    Land sales                                                      27                   -                 80                1,786
    Other income                                                   774                 631              2,433                2,089
                                                              --------            --------          ---------            ---------
                                                                79,017              55,011            248,233              183,345
                                                              --------            --------          ---------            ---------
Costs and expenses
    Residential properties                                      63,626              45,794            199,933              152,135
    Land sales                                                      35                   -                102                1,664
    Other                                                          655                 310              1,912                1,027
    Selling, general and administrative                          8,921               6,437             27,352               18,297
    Interest
      Incurred                                                   1,746               2,582              6,042                7,278
      Less capitalized                                          (1,533)             (2,343)            (5,443)              (6,735)
                                                              --------            --------          ---------            ---------
                                                                73,450              52,780            229,898              173,666
                                                              --------            --------          ---------            ---------

Income from operations before income taxes                       5,567               2,231             18,335                9,679
Income tax expense                                               2,128                 879              7,029                3,713
                                                              --------            --------          ---------            ---------

Net income                                                       3,439               1,352             11,306                5,966
Preferred dividends                                                 53                  53                158                  158
                                                              --------            --------          ---------            ---------

Net income available for common shareholders                     3,386               1,299             11,148                5,808
Retained earnings, at beginning of period                       30,561              16,759             22,799               12,250
                                                              --------            --------          ---------            ---------
Retained earnings, at end of period                           $ 33,947            $ 18,058           $ 33,947             $ 18,058
                                                              ========            ========          =========             ========

Basic earnings per share                                      $   0.29            $   0.11           $   0.96             $   0.50
                                                              ========            ========          =========             ========

Diluted earnings per share                                    $   0.21            $   0.08           $   0.69             $   0.37
                                                              ========            ========          =========             ========




                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)


                                                                               Nine Months Ended
                                                                                   March 31,
                                                                            2002               2001
                                                                         ---------          ---------
Cash flows from operating activities:
    Net income                                                            $ 11,306            $ 5,966
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                              365                274
    Deferred taxes                                                               -               (426)
    Noncash compensation                                                        34                 22
Changes in operating assets and liabilities:
    Restricted cash - customer deposits                                       (241)               763
    Real estate held for development and sale                              (30,079)             5,074
    Receivables, deferred charges and other assets                          (4,003)            (3,420)
    Accounts payable and other liabilities                                     933             (2,430)
    Customer deposits                                                           40               (378)
                                                                          --------          ---------
Net cash provided by (used in) operating activities                        (21,645)             5,445
                                                                          --------          ---------

Cash flows from investing activities:
    Purchases of property and equipment                                       (936)              (208)
    Acquisition of PLC, net of cash acquired                                  (775)            (4,581)
                                                                          --------          ---------
Net cash used in investing activities                                       (1,711)            (4,789)
                                                                          --------          ---------

Cash flows from financing activities:
    Borrowings from loans secured by real estate assets                    192,273            124,135
    Repayment of loans secured by real estate assets                      (167,868)          (126,683)
    Borrowings from other note obligations                                  17,632              7,855
    Repayment of other note obligations                                    (24,274)            (5,531)
    Stock options exercised                                                     86                  -
    Preferred stock dividend                                                  (158)              (158)
                                                                          --------          ---------
Net cash provided by (used in) financing activities                         17,691               (382)
                                                                          --------          ---------

Net increase (decrease) in cash                                             (5,665)               274
Cash at beginning of period                                                 13,560              2,719
                                                                          --------          ---------
Cash at end of period                                                      $ 7,895            $ 2,993
                                                                          ========          =========

Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized                              $   627            $   377
                                                                          ========          =========

    Income taxes paid                                                      $ 5,880            $ 3,142
                                                                          ========          =========


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

              On October 13, 2000 the Company acquired all of the issued and outstanding shares of Parker & Lancaster Corporation ("PLC"). Unless otherwise indicated, the term the "Company" includes the accounts of PLC and its subsidiaries. PLC is engaged in residential real estate development in North Carolina, South Carolina and Virginia. The Consolidated Statements of Operations and Changes in Retained Earnings and the Consolidated Statements of Cash Flows include the accounts of PLC and its wholly owned subsidiaries beginning October 13, 2000. The Consolidated Balance Sheets include the accounts of PLC and its wholly owned subsidiaries as of March 31, 2002 and June 30, 2001. All material intercompany transactions and accounts have been eliminated.

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

              Recent Accounting Pronouncements:

              In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances a hedge of a foreign currency exposure. The Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Hedging Activities- an Amendment of FASB No. 133" on July 1, 2000. The adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company because the Company has not entered into any freestanding derivatives and has no embedded derivatives that require bifurcation and separate treatment. However, should the Company change its use of such derivatives, the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

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

              In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). The Company adopted FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The initial adoption of FIN 44 by the Company did not have a material impact on its consolidated financial position or results of operations.

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

              In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS No. 141. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets" and related interpretations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the provision of SFAS No. 142 at the beginning of its new fiscal year. Accordingly, the Company elected to early adopt SFAS No. 142 effective with the beginning of its new fiscal year on July 1, 2001. The Company did not recognize any charge to earnings for the cumulative effect upon adoption because all such intangibles relate to the Company's recent acquisition of PLC for which no impairment was required under SFAS No. 142. Upon adoption, such intangibles, which were being amortized over ten years prior to adoption, are no longer amortized but continue to be subject to periodic review for impairment. Amortization of such intangibles was $51,000 and $92,000 for the three months and nine months ended March 31, 2001, respectively.

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

              In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds both SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), and the amendment to SFAS No. 4, SFAS No. 64, "Extinguishments of Debt made to Satisfy Sinking-Fund Requirements" ("SFAS No. 64"). Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No.
              64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), however, due to the nature of the Company's operations it is not expected that such treatment will be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB No. 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of this statement on July 1, 2002.

    (B)      Earnings Per Share:

              Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Basic shares outstanding includes the unconditional shares issuable as part of the purchase price of the PLC acquisition on October 13, 2000. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three and nine months ended March 31, 2002 and 2001, respectively, are shown in the following table.

                                                               Three Months Ended         Nine Months Ended
                                                            ------------------------- --------------------------
                                                                                 March 31,
                                                            ----------------------------------------------------
                                                                2002           2001          2002         2001
                                                              --------       -------        ------       ------
                                                                                (Unaudited)
                                                                              (in thousands)

              Total common shares issued                        12,698        12,698        12,698       12,698
              Unconditional shares issuable                        205           273           205          168
              Less:  Average treasury shares outstanding         1,252         1,340         1,266        1,340
                                                             ---------      --------      --------      -------
              Basic EPS shares                                  11,651        11,631        11,637       11,526
              Effect of assumed shares issued under
                treasury stock method for stock options            934           750           812          591
              Effect of assumed shares issued in PLC
                acquisition                                          -             -             -          105
              Effect of assumed conversion of $3 million
                Convertible Subordinated 7% Note                 2,000         2,000         2,000        2,000
              Effect of assumed conversion of
                $3 million Series D Preferred Stock              2,000         2,000         2,000        2,000
                                                             ---------      --------      --------      -------
              Diluted EPS shares                                16,585        16,381        16,449       16,222
                                                             =========      ========      ========      =======

              Net income available for
              common shareholders                              $ 3,386       $ 1,299      $ 11,148       $5,808
              Effect of assumed conversion of $3 million
                Series D Preferred Stock                            53            53           158          158
              Effect of assumed conversion of $3 million
                Convertible Subordinated 7% Note                    33            33            98           98
                                                             ---------      --------      --------      -------
              Adjusted net income for diluted EPS              $ 3,472       $ 1,385      $ 11,404      $ 6,064
                                                             =========      ========      ========      =======



(C)      Residential Properties Completed or Under Construction:

         Residential properties completed or under construction consists of the following:

                                  March 31,              June 30,
                                   2002                    2001
                               ------------            ------------
                                          (Unaudited)
                                         (in thousands)

  Under contract for sale      $     85,247            $     72,969

  Unsold                             32,869                  27,981
                               ------------            ------------
                               $    118,116           $     100,950
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

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources

         Orleans Homebuilders, Inc. and subsidiaries (the "Company") requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At March 31, 2002, the Company had approximately $112,010,000 available under existing secured revolving and construction loans for planned development expenditures. In addition, the Company had $4,000,000 available under an existing unsecured line of credit and working capital arrangement with Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company.

         Net cash used in operating activities for the first nine months of fiscal 2002 was $21,645,000 compared to net cash provided by operating activities for the same period of fiscal 2001 of $5,445,000. The increase in net cash used by operating activities is attributable to an increase in real estate held for development and sale, partially offset by an increase in net income. The increase in real estate held for development and sale and net income, is due to an increase in the Company's new order activity and revenue earned for the nine months ended March 31, 2002 compared with the same period in the prior fiscal year. Net cash used in investing activities for the first nine months of fiscal 2002 was $1,711,000 compared to $4,789,000 for the same period in fiscal 2001. The decrease in net cash used in investing activities is primarily attributable to a decrease in cash used to acquire Parker & Lancaster Corporation for the purpose of expanding into North Carolina, South Carolina and Virginia during fiscal 2001, partially offset by an increase in the purchase of property and equipment for the nine months ended March 31, 2002 compared with the same period in the prior fiscal year. Net cash provided by financing activities for the first nine months of fiscal 2002 was $17,691,000 compared to net cash used by financing activities for the same period of fiscal 2001 of $382,000. The increase in net cash provided by financing activities is primarily attributable to the increase in borrowings from loans secured by real estate assets in order to finance the increase in real estate held for development and sale.

         On August 24, 2001, the Company acquired substantially all of the assets of Rottlund Homes of New Jersey, Inc., for approximately $15,800,000. The assets consist primarily of land, land improvements and residential properties under construction. The Company financed this transaction with construction loans on the aforementioned assets of approximately $8,764,000, purchase money mortgages of approximately $6,352,000, due within one year of the date of this transaction, and $684,000 in cash. In addition, during the nine months ended March 31, 2002, the Company acquired land for future development with an aggregate purchase price of approximately $36,319,000, including approximately $21,358,000 for land purchases in North Carolina, South Carolina and Virginia.

         As of March 31, 2002, the Company had contracted to purchase, or has under option, land and improved lots for an aggregate purchase price of approximately $204,505,000 that will yield approximately 5,200 homes. Including the aforementioned lots, the Company currently controls approximately 7,800 building lots. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

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

                                                             Nine Months Ended March 31,
                                                      2002                                 2001
                                            -------------------------------------------------------------------
                                                                    (Unaudited)
                                                               (Dollars in thousands)

Northern Region                                                      Average                            Average
New Jersey and Pennsylvania:                  Amount        Homes     Price        Amount      Homes     Price
Revenues earned                             $ 158,855        581      $ 273      $ 137,499       516     $ 266
New orders                                    155,865        568        274        151,907       549       277
Backlog                                       141,650        464        305        142,307       442       322

Southern Region (1)
North Carolina, South Carolina
  and Virginia:
Revenues earned                             $  86,865        362      $ 240      $  41,971       179     $ 234
New orders                                     90,194        353        256         73,905       305       242
Backlog                                        59,534        204        292         60,424       242       250

Combined Regions
Revenues earned                             $ 245,720        943      $ 261      $ 179,470       695     $ 258
New orders                                    246,059        921        267        225,812       854       264
Backlog                                       201,184        668        301        202,731       684       296

         (1) Information on revenue earned and new orders for the nine months ending March 31, 2001 is for the period beginning October 13, 2000, the date the Company entered this market through its acquisition of PLC.

         The dollar value of new orders for the nine months ended March 31, 2002 increased $20,247,000, or approximately 9%, to $246,059,000 on 921 homes compared to $225,812,000 on 854 homes for the nine months ended March 31, 2001. The increase in new order dollars and new orders is primarily attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC on October 13, 2000. In the current fiscal period, the Company reported new orders from the southern region for the nine months ended March 31, 2002 compared to the prior fiscal period reporting of new orders from the southern region for the period October 13, 2000, the PLC acquisition date, through March 31, 2001. In addition, new orders in the northern region increased by $3,958,000, or approximately 3%, when compared to new orders in the northern region for the nine months ended March 31, 2001. The increase in new orders in the northern region is primarily attributable to favorable conditions in the homebuilding industry, most notably, favorable financing conditions. The average price per unit of new orders increased to approximately $267,000 per home for the nine months ended March 31, 2002 compared to approximately $264,000 per home for the nine months ended March 31, 2001, due to a change in product mix as a result of the Company's current product offerings, as well as unit sales price increases. Overall, unit sales prices have increased at the majority of communities open during the first nine months of fiscal 2002, when compared with the same communities and units offered for sale in the first nine months of fiscal 2001.

         The dollar backlog at March 31, 2002, decreased $1,547,000, or approximately 1%, to $201,184,000 on 668 homes compared to the backlog at March 31, 2001 of $202,731,000 on 684 homes. The decrease in backlog dollars is partially a result of the decrease in average price per home in backlog in the northern region, which is a result of a change in the product mix of the backlog compared with the prior comparable quarter. Further, the decrease in backlog dollars and homes is attributable to the Company's increase in production and deliveries for the nine months ended March 31, 2002 compared with the prior year period ended March 31, 2001. Mild winter weather experienced during the 3rd quarter of fiscal 2002 contributed to the increase in production and deliveries.

           Three Months and Nine Months Ended March 31, 2002 and 2001

Operating Revenues

         Earned revenues for the first nine months of fiscal 2002 increased $64,888,000 to $248,233,000, or 35.4%, compared to the first nine months of fiscal 2001. Revenues from the sale of residential homes included 943 homes totaling $245,720,000 during the first nine months of fiscal 2002, as compared to 695 homes totaling $179,470,000 during the first nine months of fiscal 2001. Approximately $44,894,000 of the increase in residential revenue earned is attributable to the Company's southern region operations in North Carolina, South Carolina and Virginia and the remaining increase of $21,356,000 is attributable to the Company's northern region operations in New Jersey and Pennsylvania. The increase in residential revenue earned is attributable to an increase in the number of homes delivered and average selling price per home for the first nine months of fiscal year 2002 compared to the prior fiscal year period. The number of homes delivered and average selling price have increased due to favorable conditions for the homebuilding industry, most notably, favorable financing conditions, and unusually mild winter weather conditions in the Company's markets during the third quarter of fiscal 2002. Favorable financing and weather conditions have resulted in strong customer demand and positive home pricing trends. The increase in residential revenue earned in the southern region is also attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC on October 13, 2000. In the current fiscal period, the Company recorded residential revenue from the southern region for the nine months ended March 31, 2002 compared to the prior fiscal period recording of residential revenue from the southern region for the period October 13, 2000, the PLC acquisition date, through March 31, 2001. Furthermore, average sales prices have increased at the majority of communities open during the first nine months of fiscal 2002, when compared with the same communities and units offered for sale in the first nine months of fiscal 2001.

         Earned revenues for the third quarter ended March 31, 2002 increased $24,006,000 to $79,017,000, or 43.6%, compared to the third quarter of fiscal 2001. Revenues from the sale of residential homes included 311 homes totaling $78,216,000 during the third quarter of fiscal 2002, as compared to 223 homes totaling $54,380,000 during the third quarter of fiscal 2001. Approximately $15,097,000 of the increase in residential revenue earned is attributable to the Company's northern region operations in New Jersey and Pennsylvania and the remaining increase of $8,739,000 is attributable to the Company's southern region operations in North Carolina, South Carolina and Virginia. The increase in residential revenue earned is attributable to an increase in the number of homes delivered and average selling price per home for the third quarter of fiscal 2002 compared to the prior fiscal year third quarter. The number of homes delivered and average selling price have increased due to favorable conditions for the homebuilding industry, most notably, favorable financing conditions, and unusually mild winter weather conditions in the Company's markets during the third quarter of fiscal 2002. Favorable financing and weather conditions have resulted in strong customer demand and positive home pricing trends. The average selling price per home increased to approximately $251,000 for the third quarter of fiscal 2002 as compared to approximately $244,000 for the third quarter of fiscal 2001.

         Land sales and other income consist primarily of land and lot sales, interest income, purchase discounts and contract rebates, property management fees and mortgage processing income. Revenues from land sales for the nine months ended March 31, 2002 decreased by $1,706,000 to $80,000 compared to $1,786,000 for the nine months ended March 31, 2001. Although the Company primarily purchases land and engages in land development activities to support its own homebuilding activities, the Company occasionally sells land or improved lots to other third parties. Land sale opportunities are generally evaluated on an individual basis. Risk factors and return on investment are among factors considered in determining whether to sell land and improved lots or complete homebuilding activities.

Costs and Expenses

         Costs and expenses for the first nine months of fiscal 2002 increased $56,232,000, or 32.4%, compared with the first nine months of fiscal 2001. The cost of residential properties for the first nine months of fiscal 2002 increased $47,798,000 to $199,933,000, or 31.4%, when compared with the first nine months of fiscal 2001. The increase in cost of residential properties is primarily attributable to the Company's growth in residential revenue. Gross profit margin on residential property revenues was 18.6% for the first nine months of fiscal 2002 compared with 15.2% for the first nine months of fiscal 2001. The increase in gross profit margin on residential property revenues for the first nine months of fiscal 2002 compared with fiscal 2001 is a result of favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. Also contributing to the aforementioned increase in gross profit margin on residential property revenue is the decreased costs of construction financing, as well as the relatively stable costs for key building materials, in the first nine months of fiscal year 2002 when compared to the prior fiscal year period.

         For the first nine months of fiscal 2002, selling, general and administrative expenses increased $9,055,000 to $27,352,000, or 49.5%, when compared with the first nine months of fiscal 2001. The increase in selling, general and administrative expenses is primarily attributable to an increase in incentives due to the Company's growth in residential revenue and profit. In addition, sales office expense and advertising costs have increased due to a higher number of communities open for sale during the first nine months of fiscal 2002 compared to the first nine months of fiscal 2001. The selling, general and administrative expenses as a percentage of residential property revenue increased to 11.1% during the first nine months of fiscal 2002 compared to 10.2% in the comparable prior period of fiscal 2001. The increase in selling, general and administrative expenses as a percentage of residential property revenues is attributable to an increase in fixed costs as a result of the Company's geographic expansion into North Carolina, South Carolina and Virginia. Selling, general and administrative expenses as a percentage of residential property revenues is consistent with prior year selling, general and administrative expenses as a percentage of residential property revenues subsequent to the acquisition of PLC on October 13, 2000.

         Costs and expenses for the third quarter of fiscal 2002 increased $20,670,000 to $73,450,000, or 39.2%, compared with the third quarter of fiscal 2001. The cost of residential properties for the third quarter of fiscal 2002 increased $17,832,000 to $63,626,000, or 38.9%, when compared with the third quarter of fiscal 2001. The increase in cost of residential properties is primarily attributable to the Company's growth in residential revenue. Gross profit margin on residential property revenues was 18.7% for the third quarter of fiscal 2002 compared with 15.8% for the third quarter of fiscal 2001. The increase in gross profit margin on residential property revenues for the third quarter of fiscal 2002 compared with the third quarter of fiscal 2001 is a result of favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. Also contributing to the aforementioned increase in gross profit margin on residential property revenue is the decreased costs of construction financing, as well as relatively stable costs for key building materials, in the third quarter of fiscal 2002 when compared to the prior fiscal year quarter.

         For the third quarter of fiscal 2002, selling, general and administrative expenses increased $2,484,000 to $8,921,000, or 38.6%, when compared with the third quarter of fiscal 2001. The increase in selling, general and administrative expenses is primarily attributable to an increase in incentives due to the Company's growth in residential revenue and profit. In addition, sales office expense and advertising costs have increased due to a higher number of communities open for sale during the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001. The selling, general and administrative expenses as a percentage of residential property revenue decreased to 11.4% for the third quarter of fiscal 2002 compared to 11.8% in the comparable prior period of fiscal 2001. The decrease in selling, general and administrative expenses as a percentage of residential property revenues can be primarily attributed to an increase in revenues for the third quarter of fiscal 2002 exceeding the increase in fixed costs, as a result of the Company's additional communities open for sale, when compared with the prior comparable quarter.

Net Income Available for Common Shareholders

         Net income available for common shareholders for the first nine months of fiscal 2002 increased $5,340,000, or 91.9%, to $11,148,000 ($.96 basic and
$.69 diluted earnings per share), compared with $5,808,000 ($.50 basic and $.37 diluted earnings per share) for the first nine months of fiscal 2001. Net income available for common shareholders for the third quarter of fiscal 2002 increased $2,087,000, or 160.7%, to $3,386,000 ($.29 basic and $.21 diluted earnings per share), compared with $1,299,000 ($.11 basic and $.08 diluted earnings per share) for the third quarter of fiscal 2001.

         This increase in net income available for common shareholders is attributable to favorable conditions in the homebuilding industry resulting in strong customer demand and positive home pricing, as well as the Company's acquired operations in North Carolina, South Carolina and Virginia through its October 13, 2000 acquisition of PLC.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances a hedge of a foreign currency exposure. The Company adopted this pronouncement, as amended by Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138 "Accounting for Certain Hedging Activities- an Amendment of FASB No. 133" on July 1, 2000. The adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company because the Company has not entered into any freestanding derivatives and has no embedded derivatives that require bifurcation and separate treatment. However, should the Company change its use of such derivatives, the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

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

         In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS No. 141. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets" and related interpretations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the provision of SFAS No. 142 at the beginning of its new fiscal year. Accordingly, the Company elected to early adopt SFAS No. 142 effective with the beginning of its new fiscal year on July 1, 2001. The Company did not recognize any charge to earnings for the cumulative effect upon adoption because all such intangibles relate to the Company's recent acquisition of PLC for which no impairment was required under SFAS No. 142. Upon adoption, such intangibles, which were being amortized over ten years prior to adoption, are no longer amortized but continue to be subject to periodic review for impairment. Amortization of such intangibles was $51,000 and $92,000 for the three months and nine months ended March 31, 2001, respectively.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds both SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), and the amendment to SFAS No. 4, SFAS No. 64, "Extinguishments of Debt made to Satisfy Sinking-Fund Requirements" ("SFAS No. 64"). Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), however, due to the nature of the Company's operations it is not expected that such treatment will be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB No. 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company will adopt the provisions of this statement on July 1, 2002.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by statute. Generally words such as "may", "will", "should", "could", "anticipate", "expect", "intend", "estimate", "plan(pound) "continue", and "believe" or the negative of or other variation on these and other similar expressions identify forward-looking statements. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

                                       ORLEANS HOMEBUILDERS, INC.
                                       (Registrant)

         May 10, 2002                  /s/ Michael T. Vesey
                                       --------------------
                                       Michael T. Vesey
                                       President and Chief Operating Officer


         May 10, 2002                  /s/ Joseph A. Santangelo
                                       ------------------------
                                       Joseph A. Santangelo
                                       Treasurer, Secretary and
                                       Chief Financial Officer