Form 10-K
period 2002-06-30
ORLEANS HOMEBUILDERS INC
filed 2002-09-27
CIK 38570

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
         Title of Each Class                           on which Registered
         -------------------                       ----------------------------
Common Stock, $.10 Par Value Per Share                American Stock Exchange
  (also formerly registered under
  Section 12(g) of the Act)


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          --------
The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant as of August 30, 2002 was approximately $17,091,000.

Number of shares of the registrant's outstanding Common Stock as of August 30, 2002 was 11,885,899 shares (excluding 812,232 shares held in Treasury).

Documents incorporated by reference:

Part III is incorporated by reference to the proxy statement for the annual meeting of Stockholders scheduled to be held in December, 2002.

                                TABLE OF CONTENTS

                                     PART I
                                                                           PAGE
                                                                           ----

ITEM 1.           Business.                                                  1

ITEM 2.           Properties                                                 9

ITEM 3.           Legal Proceedings                                          9

ITEM 4.           Submission of Matters to a Vote of Security Holders       11


                                     PART II

ITEM 5.           Market for Registrant's Common Stock and
                    Related Stockholder Matters                             11

ITEM 6.           Selected Financial Data                                   14

ITEM 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     15

ITEM 7A.          Quantitative and Qualitative Disclosures About
                    Market Risk                                             33

ITEM 8.           Financial Statements and Supplementary Data               34

ITEM 9.           Changes in and Disagreements With Accountants
                    on Accounting and Financial Disclosure                  59

                                    PART III

ITEM 10.          Directors and Executive Officers of Registrant            59

ITEM 11.          Executive Compensation                                    59

ITEM 12.          Security Ownership of Certain Beneficial Owners
                    and Management                                          59

ITEM 13.          Certain Relationships and Related Transactions            59

ITEM 14.          Controls and Procedures                                   59

                                     PART IV

ITEM 15.          Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K                                     59

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

         The Company operates as a land developer, primarily for its own use, and as a builder. The Company builds and sells condominiums, townhouses and single-family homes to first-time homebuyers, first and second-time move-up homebuyers, luxury homebuyers, empty nesters and active adult homebuyers. During the fiscal year ended June 30, 2002 ("fiscal 2002"), the Company delivered 1,322 homes, as compared to 1,085 homes in the fiscal year ended June 30, 2001 ("fiscal 2001"). Revenues earned from residential property activities increased by 24.3% during fiscal 2002 to $351,060,000 as compared to $282,384,000 in fiscal 2001. The Company's backlog at June 30, 2002 was $206,064,000, representing 647 homes, which was 10.1% greater than the backlog of $187,098,000, representing 623 homes, at June 30, 2001.

         Jeffrey P. Orleans, Chairman of the Board and Chief Executive Officer of the Company, owns directly or indirectly approximately 7,314,128 shares of Common Stock, par value $.10 per share ("Common Stock"), which represents approximately 61.5% of the outstanding shares, excluding treasury shares, as of August 30, 2002. In addition, if Mr. Orleans were to convert his Convertible Subordinated 7% Note (see Note 6 of Notes to Consolidated Financial Statements) and his Series D Preferred Stock (see Note 7 of Notes to Consolidated Financial Statements) into common shares, he would then own 71.2% of the then outstanding shares.

         Residential

         The Company's activities in developing residential communities include the sale of residential properties and the sale of land and developed homesites to independent builders. The Company occasionally participates in joint ventures in certain of these activities.

         The following table sets forth certain information at June 30, 2002 with respect to active communities of the Company under development and those where construction is expected to commence in the near future, range of base sales prices and lots controlled by the Company.

                  RESIDENTIAL DEVELOPMENTS AS OF JUNE 30, 2002


         Number Of                          Remaining Lots     Total Units Under
State   Communities    Unit Price Range         Owned           Contract of Sale
---     -----------    ----------------     --------------      ----------------

NC         27          $117,000-$376,000           430                  70


NJ         18          $150,000-$882,000           942                 323


PA          8          $235,000-$608,000           728                 144


SC          3          $180,000-$270,000            25                  16


VA         17          $196,000-$448,000           248                  94

        -----                                ---------              ------

TOTAL      73                                    2,373                 647
        =====                                =========              ======

         The following table sets forth certain details as to residential sales activity. The information provided is for the twelve months ended June 30, 2002, 2001 and 2000 in the case of revenues earned and new orders, and as of June 30, 2002, 2001 and 2000 in the case of backlog.


                                                             Year Ended June 30,
                                                   --------------------------------------
                                                      2002          2001          2000
                                                   --------       --------       --------
Northern Region
New Jersey and Pennsylvania

Revenues earned                                    $223,987       $200,108       $176,189
     Homes                                              808            739            768
     Average Price                                 $    277       $    271       $    229
New Orders                                         $229,971       $203,102       $203,023
     Homes                                              798            740            752
     Average Price                                 $    288       $    274       $    270
Backlog                                            $150,624       $130,893       $127,899
     Homes                                              467            410            409
     Average Price                                 $    323       $    319       $    313



Southern Region (1)
North Carolina, South Carolina and Virginia:

Revenues earned                                    $127,073       $ 82,276       $      -
     Homes                                              514            346              -
     Average Price                                 $    247       $    238       $      -
New Orders                                         $126,308       $109,991       $      -
     Homes                                              481            443              -
     Average Price                                 $    263       $    248       $      -
Backlog                                            $ 55,440       $ 56,205       $      -
     Homes                                              180            213              -
     Average Price                                 $    308       $    264       $      -



Combined Regions
Revenues earned                                    $351,060       $282,384       $176,189
     Homes                                            1,322          1,085            768
     Average Price                                 $    266       $    260       $    229
New Orders                                         $356,279       $313,093       $203,023
     Homes                                            1,279          1,183            752
     Average Price                                 $    279       $    265       $    270
Backlog                                            $206,064       $187,098       $127,899
     Homes                                              647            623            409
     Average Price                                 $    318       $    300       $    313

(1) Fiscal Year 2001 information on revenue earned and new orders is for the period beginning October 13, 2000, the date the Company entered this market through its acquisition of PLC.

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

         The Company generally begins construction of condominium and townhouse buildings after commitments for at least 50% of the homes in that building. In addition, a majority of the single family detached homes are constructed after contracts are signed and mortgage approval has been obtained. Depending on the market conditions and the specific community, the Company may also build speculative homes. Speculative homes are homes that are under construction or completed but for which the Company does not have a signed contract. These homes are often marketed to individuals who are relocating and have immediate housing needs. Many of these homes are sold while under construction. The Company monitors its speculative inventory to determine adequate return on investment. The Company does not manufacture any of the materials or other items used in the development of its communities, nor does the Company maintain substantial inventories of materials. Standard building materials, appliances and other components are purchased in volume. The Company has not experienced significant delays in obtaining materials needed by it to date and has long-standing relationships with many of its major suppliers and contractors. However, prices for these goods and services may fluctuate due to various factors, including supply and demand shortages which may be beyond the control of the Company or its suppliers and contractors. None of the Company's suppliers accounted for more than 10% of the Company's total purchases in the fiscal year ended June 30, 2002.

Sales and Customer Financing

         The Company conducts a marketing program that is directed to purchasers of primary residences. In New Jersey and Pennsylvania, A.P. Orleans, Inc., a wholly owned subsidiary of the Company, is the exclusive sales agent. The residential communities are sold principally through on-site sales offices utilizing the Company's own sales team as well as outside sales brokers. In North Carolina, South Carolina and Virginia, the Company utilizes a combination of outside sales brokers, on-site sales office staff and inside sales coordinators. The outside sales brokers and, in select communities, on-site sales office staff, are responsible for the initial customer contact and sale of the homes and are generally compensated on a commission basis. The inside sales coordinators are responsible for managing the customer through the new home orientation and selection process. The inside sales coordinators are generally compensated with both salary and commission.

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

         The Company applies for project financing approvals from the Federal Housing Administration, the Veterans Administration and the Federal National Mortgage Association for many of its moderately priced communities. These approvals assist customers in their ability to obtain competitive fixed and adjustable rate mortgages with moderate down payments and liberal underwriting requirements. The Company has obtained approvals for most qualified projects and anticipates additional approvals during the fiscal year ending June 30, 2003; however there can be no assurance additional approvals will be obtained.

Land Policy

         The Company acquires land in order to provide an adequate and well-located supply for its residential building operations. The Company's strategy for land acquisition and development is dictated by specific market conditions where the Company conducts its operations. In general, the Company seeks to minimize the overall risks associated with acquiring undeveloped land by structuring purchase agreements that allow the Company to control the process of obtaining environmental and other regulatory approvals, but defer the acquisition of such land until the approval process has been completed and the Company is ready to commence construction. In certain regions, the Company acquires improved lots from land developers on a lot takedown basis. Under a typical agreement with a land developer, a minimal number of lots are purchased initially, and the remaining lot takedowns are subject to the terms of an option agreement. In evaluating possible opportunities to acquire land, the Company considers a variety of factors including, feasibility of development, and proximity to developed areas, population growth patterns, customer preferences, estimated cost of development and availability and cost of financing.

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

         As of June 30, 2002, the Company had contracted to acquire 27 parcels of undeveloped land and approximately 2,200 improved lots in its existing markets, totaling approximately 5,800 residential building lots for an aggregate purchase price of approximately $233,628,000. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. As of June 30, 2002, the Company had incurred costs associated with the acquisition and development of these parcels aggregating $13,116,000, including $6,028,000 of paid deposits. Furthermore, the agreements are generally subject to obtaining the required regulatory approval. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

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

Government Regulation

         The Company and its subcontractors are subject to continuing compliance requirements of various federal, state and local statutes, ordinances, rules and regulations regarding zoning, plumbing, heating, air conditioning and electrical systems, building permits and similar matters. The intensity of development in recent years in areas in which the Company is actively developing real estate has resulted in increasingly restrictive regulation and moratoriums by governments due to density, sewer and water, ecological and similar factors. Further expansion and development will require prior approval of federal, state and local authorities and may result in delay or curtailment of development activities and costly compliance programs.

         In January 1983, the New Jersey Supreme Court rendered a decision known as the "Mount Laurel II" decision, which has the effect of requiring certain municipalities in New Jersey to provide housing for persons of low and moderate income. In order to comply with such requirements, municipalities in New Jersey may require developers, including the Company, in connection with the development of residential communities, to contribute funds or otherwise assist in the achievement of a fair share of low or moderate income housing in such municipalities. To satisfy these requirements, these municipalities generally approve additional lots within the residential communities the Company is developing and require the Company to build low and moderate income housing on those lots. The Company's gross profit on homes built on the lots approved for low and moderate income housing is usually substantially less than the gross profit the Company recognizes on other homes in those communities. The Company had residential property revenue for low and moderate income housing units totaling approximately $1,780,000 and $254,000 in fiscal 2002 and 2000, respectively. The Company had no residential property revenue for low and moderate income housing units in fiscal 2001. In addition, the Company contributed $815,000, $242,000 and $133,000 to municipalities in fiscal 2002, 2001 and 2000, respectively, in order to satisfy low and moderate income housing requirements for municipalities in which it builds. Further, the Company currently has commitments with two municipalities for affordable housing contributions totaling approximately $949,000, payable in installments through December 2005.

         In recent years, regulation by federal and state authorities relating to the sale and advertising of condominium interests and residential real estate has become more restrictive and extensive. In order to advertise and sell condominiums and residential real estate in many jurisdictions, including Pennsylvania and New Jersey, the Company has been required to prepare a registration statement or other disclosure document and, in some cases, to file such materials with a designated regulatory agency.

         Despite the Company's past ability to obtain necessary permits and authorizations for its projects, more stringent requirements may be imposed on developers and home builders in the future. Although the Company cannot determine the effect of such requirements, they could result in time-consuming and expensive compliance programs and substantial expenditures for environmental controls which could have a material adverse effect on the results of operations of the Company. In addition, the continued effectiveness of permits already granted is subject to many factors which are beyond the Company's control, including changes in policies, rules and regulations and their interpretation and application.

Environmental Regulation and Litigation

         Development and sale of real property creates a potential for environmental liability on the part of the developer, owner, or any mortgage lender for its own acts or omissions as well as those of prior owners of the subject property or adjacent parcels. If hazardous substances are discovered on or emanating from any of the Company's properties, the Company as well as any prior owners or operators may be held liable for costs and liabilities relating to such hazardous substances. Environmental studies are generally undertaken in connection with property acquisitions by the Company and the Company endeavors to obtain Phase I environmental site assessments on all properties acquired. Further governmental regulation on environmental matters affecting residential development could impose substantial additional expense to the Company, which could adversely affect the results of operations of the Company or the value of properties owned, or under contract of purchase by the Company. (See Note 10 of Notes to Consolidated Financial Statements and Item 3, Legal Proceedings, for a discussion of specific environmental litigation.)

Competition

         The real estate industry is highly competitive. The Company competes on the basis of its reputation, location, design, price, financing programs, quality of product and related amenities. The Company competes with regional and national home builders in its areas of development, some of which have greater sales, financial resources and geographical diversity than the Company. Numerous local residential builders and individual resales of residential units and homesites provide additional competition.

Employees

         The Company, as of June 30, 2002, employed 132 executive, administrative and clerical personnel, 77 sales personnel and 158 construction supervisory personnel and laborers, for a total of 367 employees.

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

Seasonality

         The sale and construction of homes may be adversely affected by harsh winter weather conditions in some of the regions in which the Company operates.

Item 2.  Properties.

Lease of Executive Offices

          The Company leases office space for its corporate headquarters at 3333 Street Road, Bensalem, Pennsylvania 19020, consisting of approximately 17,500 square feet. The Company also leases additional office space consisting of approximately 6,400 square feet in Bensalem, Pennsylvania, 3,100 square feet in Hainesport, New Jersey, a total of 10,000 square feet in two Richmond, Virginia locations and a total of 8,700 square feet in three North Carolina locations for certain centralized support services related to operations in those regions.

Item 3.    Legal Proceedings.

General

         The Company is a plaintiff or defendant in various cases arising out of its business operations. The Company believes that it has adequate reserves, insurance or meritorious defenses in all pending cases in which it is a defendant and that adverse decisions in any or all of the cases would not have a material effect upon the Company.

Colts Neck Litigation

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

         Approximately 145 homeowners at Colts Neck instituted three lawsuits against the Company, which were separately filed in state and Federal courts between April and November 1993. These suits were consolidated in the United States District Court for the District of New Jersey and were subject to court-sponsored mediation. Asserting a variety of state and federal claims, the plaintiffs in the consolidated action alleged that the Company and other defendants built and sold them homes which had been constructed on and adjacent to land which had been used as a municipal waste landfill and a pig farm. The complaints asserted claims under the federal Comprehensive Environmental Response, Compensation and Liability Act, the Federal Solid Waste Disposal Act, the New Jersey Sanitary Landfill Facility Closure and Contingency Act, the New Jersey Spill Compensation and Control Act, as well as under state common law and other statutory law.

         In September 1993, the Company brought an action in New Jersey state court against more than 30 of its insurance companies seeking indemnification and reimbursement of costs of defense in connection with the three Colts Neck actions referred to above.

         As a result of the court sponsored mediation, the Company and the plaintiffs in the consolidated federal litigation entered into a settlement agreement. Under that agreement, which has been approved by the Court, a $6,000,000 judgment was entered against the Company in favor of a class comprising most of the current and former homeowners. The Company, which had paid $650,000 on August 28, 1996 to the plaintiff class, has no liability for the remainder of the judgment, which is to be paid solely from the proceeds of the state court litigation against the Company's insurance carriers. Although, under the settlement agreement the Company is obligated to prosecute and fund the litigation against its insurance companies, the Company is entitled to obtain some reimbursement of those expenses. Specifically, under the settlement agreement, the Company may obtain reimbursement of its aggregate litigation expenses in excess of $100,000 incurred in connection with its continued prosecution of the insurance claims to the extent that settlements are reached and to the extent that the portion of those settlement funds designated to fund the litigation are not exhausted. The Company's right to reimbursement may, under certain circumstances, be limited to a total of $300,000.

         As of August, 2002, settlement agreements have been reached with all remaining insurance company defendants to settle the Colts Neck insurance litigation. Under the terms of the settlement agreement between the Company and the plaintiffs, the proceeds from the insurance settlements will be paid to the plaintiffs. The Company, in turn, is relieved of all further obligations to prosecute the Colts Neck insurance litigation.

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

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

         The principal market on which the Company's Common Stock is traded is the American Stock Exchange, Inc. (Symbol: OHB).

         The high and low sales prices on the American Stock Exchange for the periods indicated below are as follows:

         Fiscal year
         ended June 30,                   High            Low
         --------------------          ---------        --------

            2002  First Quarter         $ 3.180          $ 2.200

                  Second Quarter          7.000            2.300

                  Third Quarter           9.340            5.550

                  Fourth Quarter          9.900            6.300



            2001  First Quarter         $ 2.188          $ 1.375

                  Second Quarter          3.500            1.563

                  Third Quarter           4.250            2.000

                  Fourth Quarter          3.240            2.080

         The number of common stockholders of record of the Company as of August 30, 2002 was approximately 300. The Company has not paid a cash dividend since December 1982. Payment of dividends will depend upon the earnings of the Company, its funds derived from operations, its working capital needs, its debt service requirements, its general financial condition and other factors (including, without limitation, restrictions in certain financing agreements). No assurance can be given that the Company will pay dividends in the future.

                      Equity Compensation Plan Information

                                                                                              Number of securities
                                                                                            remaining available for
                                Number of securities to be                                   future issuance under
                                  issued upon exercise of     Weighted-average exercise       equity compensation
                                   outstanding options,         price of outstanding            plans (excluding
                                         warrants              options, warrants and        securities reflected in
Plan category                           and rights                     rights                     column (a))
-------------                           ----------                     ------                     -----------
                                            (a)                          (b)                          (c)
Equity compensation
plans approved by
security holders ..................       677,500                       $1.49                       255,000
Equity compensation
plans not approved by
security holders ..................         (1)                          N/A                          N/A

      Total .......................       677,500                       $1.49                       255,000

         (1) In connection with the Company's acquisition of PLC on October 13, 2000, the Company entered into employment agreements with certain of the former PLC shareholders. Performance under the employment agreements entitles the former PLC shareholders to an aggregate of 150,000 shares of common stock of the Company issuable in equal installments on each of the first four anniversaries of the closing of the acquisition. Through June 30, 2002, the Company had issued 37,500 shares of common stock under these agreements. The former PLC shareholders have the right to cause the Company to repurchase the common stock issued pursuant to the PLC acquisition and the employment agreements approximately five years after the closing of the acquisition at a price of $3.33 per share.


         The agreement pursuant to which the Company acquired PLC on October 13, 2000 (the "Acquisition Agreement") provides for the issuance to the former PLC shareholders of an aggregate of 150,000 shares of the Company's common stock in equal installments on each of the first four anniversaries of the closing of the acquisition. In addition, in connection with the Company's acquisition of PLC, the Company entered into employment agreements the with the former PLC shareholders (the "Employment Agreements"). Performance under the Employment Agreements entitles the former PLC shareholders to an aggregate of 150,000 shares of the Company's common stock also to be issued in equal installments on each of the first four anniversaries of the closing of the acquisition. During fiscal 2002, the Company issued 75,000 shares of common stock pursuant to these agreements. This issuance was exempt from registration under Section 4(2) of the Securities Act of 1933 as a result of the limited number of persons to whom the shares were issued and the fact that the obligation to issue the shares was the result of a negotiated transaction. The Company anticipates that it will issue the balance of the shares in accordance with the terms of the Acquisition Agreement and the Employment Agreements.

Item 6.  Selected Financial Data.

         The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included under Item 8 of this Form 10-K.


                                                                      Year Ended June 30,
                                                             (In thousands, except per share data)

Operating Data                            2002              2001              2000             1999              1998
--------------                            ----              ----              ----             ----              ----

Earned revenues                        $ 354,656         $ 287,222         $ 178,997        $ 150,573         $ 108,998

Net income available for
   common shareholders                    17,703            10,549             7,329            5,220             1,668

Per share data for net income
   available for common shareholders:

         Basic                              1.51              0.91              0.65             0.46              0.15

         Diluted                            1.09              0.67              0.49             0.36              0.14


                                                                       Balance at June 30,
                                                                          (In thousands)

Balance Sheet Data                         2002              2001              2000             1999              1998
------------------                         ----              ----              ----             ----              ----

Residential properties                  $ 112,279         $ 100,950          $ 65,669         $ 51,800          $ 47,209

Land and improvements                      82,699            71,739            61,991           59,763            64,044

Total assets                              238,499           213,500           150,328          136,537           130,525

Mortgage obligations
  secured by real estate                  113,058           102,605            69,344           67,129            65,136

Subordinated debentures                         -                 -                 -                -               601

Other notes payable                         4,974            11,669             7,563            8,951            14,970

Shareholders' equity                       61,655            43,820            33,271           25,942            17,719


The Company has not paid a cash dividend since December 1982.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Orleans Homebuilders, Inc. and its subsidiaries (collectively, the "Company", "OHB" or "Orleans") are currently engaged in residential real estate development in New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia. The Company has operated in the Pennsylvania and New Jersey areas for over 80 years and began operations in North Carolina, South Carolina and Virginia in fiscal 2001 through the acquisition of Parker & Lancaster Corporation ("PLC"), a privately-held residential homebuilder (see Note 2 of Notes to Consolidated Financial Statements for further details on the acquisition).

Results of Operations

         The tables included in "Item 1 - Business" summarize the Company's revenues, new orders and backlog data for fiscal 2002 with comparable data for fiscal 2001 and 2000.

                    Fiscal Years Ended June 30, 2002 and 2001

Orders and Backlog

         The dollar value of new orders for fiscal 2002 increased $43,186,000, or 13.8%, to $356,279,000 on 1,279 homes compared to $313,093,000 on 1,183 homes for fiscal 2001. The increase in new order dollars and new orders is partially attributable to the Company's expansion into North Carolina, South Carolina and Virginia, that is, the southern region, through its acquisition of PLC on October 13, 2000. The Company reported new orders from the southern region for fiscal 2002 compared to the prior fiscal year reporting of new orders from the southern region for the period October 13, 2000, the PLC acquisition date, through June 30, 2001, approximately nine months. In addition, new orders in Pennsylvania and New Jersey (the northern region), increased by $26,869,000, or 13.2%, when compared to new orders in the northern region for fiscal 2001. The increase in new orders in the northern region is primarily attributable to favorable conditions in the homebuilding industry, most notably, favorable financing conditions. Further, average price per unit of new orders in the combined regions increased to approximately $279,000 per home for fiscal 2002 compared to approximately $265,000 per home for fiscal 2001, due to a change in product mix as a result of the Company's current product offerings, as well as unit sales price increases. Overall, unit sales prices have increased at the majority of communities open during fiscal 2002, when compared with the same communities and units offered for sale in fiscal 2001.

         The dollar backlog at June 30, 2002, increased $18,966,000, or approximately 10.1%, to $206,064,000 on 647 homes compared to the backlog at June 30, 2001 of $187,098,000 on 623 homes. The increase in backlog and backlog dollars is primarily attributable to favorable economic conditions for the homebuilding industry in the regions where the Company operates. These favorable economic conditions, most notably financing conditions, have resulted in strong customer demand and positive home pricing trends.

Operating Revenues

         Earned revenues for fiscal 2002 increased $67,434,000 to $354,656,000, or 23.5%, compared to fiscal 2001. Earned revenues principally consist of revenues from the sale of residential properties, but also include revenue from land sales, interest income, property management fees and mortgage processing income. Revenues from the sale of residential homes included 1,322 homes totaling $351,060,000 during fiscal 2002, as compared to 1,085 homes totaling $282,384,000 during fiscal 2001. Approximately $44,797,000 of the increase in residential revenue earned is attributable to the Company's southern region operations in North Carolina, South Carolina and Virginia and the remaining increase of $22,637,000 is attributable to the Company's northern region operations in New Jersey and Pennsylvania. The average selling price per home increased to approximately $266,000 for fiscal 2002 as compared to approximately $260,000 for fiscal 2001. The increase in residential revenue earned is attributable to an increase in the number of homes delivered and average selling price per home for fiscal year 2002 compared to the prior fiscal year. The number of homes delivered and average selling price have increased due to favorable economic conditions in the homebuilding industry, most notably, favorable financing conditions, and the inclusion of a full year of results for the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC in October 2000. Favorable financing conditions have resulted in strong customer demand and positive home pricing trends. The overall average sales price per home varies from year-to-year depending upon current product offerings. Average sales prices have increased at the majority of communities open during fiscal 2002, when compared with the same communities and units offered for sale in fiscal 2001. Earned revenues, excluding revenues from the sale of residential properties, decreased to $3,596,000 in fiscal 2002 from $4,838,000 in fiscal 2001 as a result of a reduction in land sales.

Costs and Expenses

         Costs and expenses for fiscal 2002 increased $56,247,000, or 20.9%, compared with fiscal 2001. The cost of residential properties for fiscal 2002 increased $47,464,000 to $283,593,000, or 20.1%, when compared with fiscal 2001. The increase in cost of residential properties is primarily attributable to the Company's growth in residential revenue. Gross profit margin on residential property revenues was 19.2% for fiscal 2002 compared with 16.4% for fiscal 2001. The increase in gross profit margin on residential property revenues for fiscal 2002 compared with fiscal 2001 is a result of favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. Also contributing to the increase in gross profit margin on residential property revenue was the decreased costs of construction financing, as well as the relatively stable costs for key building materials, in fiscal 2002 when compared to the prior fiscal year.

         For fiscal 2002, selling, general and administrative expenses increased $9,117,000 to $39,298,000, or 30.2%, when compared with fiscal 2001. The increase in selling, general and administrative expenses is partially attributable to the reporting of fixed expenses in the southern region for twelve months of fiscal 2002 compared to approximately nine months in fiscal 2001 due to the timing of the Company's entry into the southern region market through its acquisition of PLC on October 13, 2000. In addition, selling, general and administrative expenses increased due to an increase in sales commissions of $3,495,000 and incentive compensation of $1,926,000 attributable to the Company's growth in residential revenue and profit. The Company has a bonus compensation plan for its executive officers and key employees calculated at a predetermined percentage of its consolidated pretax earnings. In addition, certain regional employees not participating in the bonus compensation plan are awarded bonuses based upon the pretax earnings of the respective regions. The selling, general and administrative expenses as a percentage of residential property revenue increased to 11.2% during fiscal 2002 compared to 10.7% in the prior fiscal year. The increase in selling, general and administrative expenses as a percentage of residential property revenues is attributable to an increase in fixed costs as a result of the Company's geographic expansion into North Carolina, South Carolina and Virginia.

Net Income Available for Common Shareholders

         Net income available for common shareholders for fiscal 2002 increased $7,154,000, or 67.8%, to $17,703,000 ($1.51 basic and $1.09 diluted earnings per share), compared with $10,549,000 ($.91 basic and $.67 diluted earnings per share) for fiscal 2001. This increase in net income available for common shareholders is attributable to favorable conditions in the homebuilding industry resulting in strong customer demand, positive home pricing and improved gross margins, as well as the Company's acquired operations in North Carolina, South Carolina and Virginia through its October 13, 2000 acquisition of PLC.

                    Fiscal Years Ended June 30, 2001 and 2000

Orders and Backlog

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

         The dollar backlog at June 30, 2001 increased by approximately $59,199,000, or 46.3%, to $187,098,000 on 623 homes, compared to the backlog at
June 30, 2000 of $127,899,000 on 409 homes. The increase in backlog and backlog dollars is primarily attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC. In addition, favorable economic conditions in the regions where the Company operates continued during fiscal 2001.

Operating Revenues

         Earned revenues for fiscal 2001 increased by $108,225,000 to $287,222,000, or 60.5%, compared to fiscal 2000. Revenues from the sale of residential homes included 1,085 homes totaling $282,384,000 during fiscal 2001, as compared to 768 homes totaling $176,189,000 during fiscal 2000. Approximately $82,276,000 of the increase in residential revenue earned is attributable to the Company's expansion into North Carolina, South Carolina and Virginia through its acquisition of PLC. In addition, although homes delivered in the northern region decreased to 739 in fiscal 2001 from 768 in fiscal 2000 (approximately 3.8%), residential revenue increased by approximately $23,919,000, or 13.6%, during the same time period. The increase in residential revenue earned in the northern region during fiscal 2001, as compared to fiscal 2000, is primarily attributable to a change in product mix toward higher priced and larger single family homes. The average selling price per home in the northern region increased from $229,000 in fiscal 2000 to $271,000 in fiscal 2001. The increase in average selling price is due to a number of factors, including increases in the base price per unit, option revenue per unit and a change in product mix.

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

Liquidity and Capital Resources

         The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At June 30, 2002, the Company had approximately $144,812,000 available under existing secured revolving and construction loans for planned development expenditures. In addition, the Company had $4,000,000 available under an existing unsecured line of credit and working capital arrangement with Jeffrey P. Orleans, Chairman, Chief Executive Officer and majority shareholder of the Company.

         Net cash used in operating activities for fiscal 2002 was $7,305,000 compared to net cash provided by operating activities for the prior fiscal year of $16,554,000. The increase in net cash used by operating activities is attributable to an increase in real estate held for development and sale, partially offset by an increase in net income and a decrease in cash provided by accounts payable and other liabilities. The increase in real estate held for development and sale and net income, is due to an increase in the Company's new order activity and revenue earned for fiscal 2002 compared with the prior fiscal year. Cash provided by the increase in accounts payable and other liabilities for fiscal 2002 decreased by $6,432,000 when compared to the prior fiscal year. Net cash used in investing activities for the fiscal 2002 was $2,678,000 compared to $5,126,000 for fiscal 2001. The decrease in net cash used in investing activities is primarily attributable to a decrease in cash used to acquire PLC for the purpose of expanding into North Carolina, South Carolina and Virginia during fiscal 2001, partially offset by an increase in the purchase of property and equipment for fiscal 2002 compared with the same period in the prior fiscal year. Net cash provided by financing activities for fiscal 2002 was $3,680,000 compared to net cash used in financing activities for the prior fiscal year of $587,000. The increase in net cash provided by financing activities is primarily attributable to the increase in borrowings from loans secured by real estate assets in order to finance the increase in real estate held for development and sale.

         On August 24, 2001, the Company acquired substantially all of the assets of Rottlund Homes of New Jersey, Inc., for approximately $15,800,000. The assets consist primarily of land, land improvements and residential properties under construction. The Company financed this transaction with construction loans on the aforementioned assets of approximately $8,764,000, purchase money mortgages of approximately $6,352,000 and $684,000 in cash.

         In addition, during the fiscal year ended June 30, 2002, the Company acquired land for future development that should yield approximately 1,000 building lots. The aggregate purchase price was approximately $43,569,000, including approximately $25,989,000 for land purchases in North Carolina, South Carolina and Virginia.

         In connection with the acquisition of PLC on October 13, 2000, contingent payments representing an aggregate of 50% of PLC's pretax profits in excess of $1,750,000 for each of the fiscal years ended June 30, 2001, 2002 and 2003, are payable to certain of the former PLC shareholders. The contingent payments are subject to an aggregate cumulative pay-out limitation of $2,500,000. Contingent payments of approximately $1,529,000 and $394,000 were earned for fiscal 2002 and 2001, respectively. The Company expects to pay the fiscal 2002 contingent payment sometime during calendar year 2002.

         As of June 30, 2002, the Company had contracted to purchase, or has under option, land and improved lots for an aggregate purchase price of approximately $233,628,000 that would yield approximately 5,800 homes. Including the aforementioned lots, the Company currently controls approximately 8,300 building lots. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. As of June 30, 2002, the Company had incurred costs associated with the acquisition and development of these parcels aggregating $13,116,000, including $6,028,000 of paid deposits. Furthermore, purchase of the properties is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

         The Company believes that funds generated from operations and financing commitments from available lenders will provide the Company with sufficient capital to meet its existing operating needs.

Inflation

            Inflation can have a significant impact on the Company's business performance and the homebuilding industry in general. Rising costs of land, materials, labor, overhead, administrative costs and interest rates on floating credit facilities can adversely affect the Company's business performance. In addition, rising costs of certain items, such as lumber, can adversely affect the expected profitability of the Company's backlog. Generally, the Company has been able to recover any increases in costs through increased selling prices. However, there is no assurance the Company will be able to continue to increase selling prices to cover the effects of inflation in the future.

Off-balance sheet arrangements, contractual obligations and commitments

         Certain off-balance sheet arrangements, contractual obligations and commitments are disclosed in various sections of the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and below. Some typical off-balance sheet arrangements commonly affecting homebuilders include:

         o Unconsolidated real estate joint ventures--capital contribution requirements

         o  Debt and debt service guarantees

         o  Surety bonds and standby letters of credit

         o  Executed contracts for construction and development activity

Each of these items are described in detail below as they directly affect the Company.

Unconsolidated real estate joint ventures--capital contribution requirements

         The Company has developed and owned projects through joint ventures, accounted for using the equity method, with other parties in the past however, at the present time joint venture activities do not constitute a material portion of the Company's operations. The Company currently does not have any unfunded commitments with respect to joint ventures.

Debt and debt service guarantees

         At June 30, 2002, the Company has mortgage and other note obligations on the balance sheet totaling $118,032,000. The Company currently does not have any off-balance sheet debt service guarantees.

Surety bonds and standby letters of credit

         As of June 30, 2002, the Company had $70,057,000 in surety bonds and $1,916,000 in outstanding standby letters of credit, totaling $71,973,000, in favor of local municipalities or financial institutions to guarantee the construction of real property improvements or financial obligations. The $70,057,000 in surety bonds are to guarantee the construction of public improvements and infrastructure such as sewer, streets, traffic signals, grading, and wildlife preservations in connection with the Company's various development projects. Surety bonds are commonly required by public agencies from homebuilders such as the Company and other real estate developers. The surety bonds and standby letters of credit are renewable and expire upon completion of the required improvements. Standby letters of credit are a form of credit enhancement that is commonly required in real estate development when bonds are issued to finance public improvements. In the past three years, no surety bonds or standby letters of credit have been used to satisfy the Company's obligations.

Executed contracts for site work and construction activity

         The Company has entered into site work and construction contracts with various suppliers and contractors. These contracts are for construction and development activity in the numerous communities the Company has under development, and are originated in the normal course of business. The site work contracts generally require specific performance by the contractor to prepare the land for construction and are written on a community by community basis. For larger communities, site work contracts are awarded in phases, in order to limit any long term commitment by the Company or its contractor. Generally, site work contracts are completed in less than one year. The Company acts as a general contractor and contracts with various subcontractors at specified prices for construction of its homes. Subcontractors generally work on a piece meal basis and are not awarded contracts for a specified number of homes. These commitments are typically funded by construction loans and are originated in the normal course of business.

         The following table summarizes the Company's outstanding obligations as of June 30, 2002 and the effect such obligations are expected to have on liquidity and cash flow in future periods. For Mortgage and Other Note Obligations, payments due by period are shown based on the expiration date of the loan. Generally, the Company repays the loan obligation prior to the expiration date of the loan. Loan obligations are repaid at a predetermined percentage (approximately 85%) of the base selling price of a home when a sale is completed (see Note 6 of Notes to Consolidated Financial Statements for further details), which usually results in the loan being fully repaid before all lots of the development are delivered.

                                         Payments Due by Year Ended June 30,
                         --------------------------------------------------------------------
    Obligations            Total          2003           2004           2005       Thereafter
-------------------      --------       --------       --------       --------       --------
Mortgage and Other
  Note Obligations       $118,032       $ 64,940       $ 18,932       $ 33,707       $    453

Operating Leases            2,317            704            619            446            548
                         --------       --------       --------       --------       --------
Total Obligations        $120,349       $ 65,644       $ 19,551       $ 34,153       $  1,001
                         ========       ========       ========       ========       ========

         The following table summarizes the Company's outstanding commitments as of June 30, 2002, and the effect such commitments may have on liquidity and cash flow in future periods:

                                               Payments Due by Year Ended June 30,
                                ----------------------------------------------------------------
        Commitments              Total          2003          2004         2005       Thereafter
--------------------------      -------       -------       -------       -------       -------
                                                        (in thousands)
Standby Letters of Credit
  and Surety Bonds              $71,973       $46,398       $25,418       $   150       $     7
                                =======       =======       =======       =======       =======

         The above tables do not include certain obligations made in the ordinary course of business (receivables, payables, etc).

Critical Accounting Policies

         The preparation of the Company's consolidated financial statements require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, impairment of real estate assets, capitalization of costs, environmental liability exposure, miscellaneous litigation reserves, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The Company believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Estimates

         Reserves to reduce the Company's real estate inventories to net realizable value are recorded using several factors including management's plans for future operations, recent operating results and projected cash flows, which include assumptions related to expected future demand and market conditions. The adequacy of the Company's reserves could be materially affected by changes in market conditions.

         Estimates for construction costs for homes closed are recorded in the period when the related home is closed. These estimates are based on detailed budgets for each home and historical experience and trends. If actual costs change, significant variances may be encountered.

         Reserves for the estimated cost of homes under warranty are recorded in the period in which the related home is closed and is based on historical experience and trends. Should actual warranty experience change, revisions to the estimated warranty liability would be required.

         Estimates for the costs to complete land development are recorded upon completion of the related land development project. Estimates for land and land development costs are allocated to development phases based on the total number of lots expected to be developed within each subdivision and are based on detailed budgets for the land development project and historical experience and trends. If actual costs or total the number of lots developed changes, significant variances may be encountered.

Revenue recognition

         Revenue is primarily derived from residential property sales. The Company recognizes revenues from sales of residential properties at the time of closing. The Company also sells developed and undeveloped land in bulk and under option agreements. Revenues from sales of land and other real estate are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied. To the extent that certain sales or portions thereof do not meet all conditions necessary for profit recognition, the Company uses other methods to recognize profit, including the, percentage-of-completion, cost recovery and the deposit methods. These methods of profit recognition defer a portion or all of the profit to the extent it is dependent upon the occurrence of future events. Also, in general, specific identification and relative sales value methods are used to determine the cost of sales. Management estimates of future costs to be incurred after the completion of each sale are included in cost of sales. A change in circumstances that causes these estimates of future costs to increase or decrease significantly would affect the gain or loss recognized on future sales.

Impairment

         The Company assesses the impairment of real estate assets when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators the Company consider important which could trigger an impairment review include the following:

         -  significant negative industry or economic trends;

         - a significant underperformance relative to historical or projected future operating results;

         -  a significant change in the manner in which an asset is used; and

         - an accumulation of costs significantly in excess of the amount originally expected to construct an asset.

         Real estate is stated at the lower of cost or estimated fair value using the methodology described as follows. A write-down to estimated fair value is recorded when the Company determines that the net book value exceeds the estimated selling prices less cost to sell. These evaluations are made on a property-by-property basis. When the Company determines that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, an impairment write-down is recorded. Values from comparable property sales will also be considered. The evaluation of future cash flows and fair value of individual properties requires significant judgment and assumptions, including estimates of market value, development absorption, and remaining development costs. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded.

Capitalization of costs

         Costs capitalized include, direct construction and development costs, including predevelopment costs, interest on indebtedness, real estate taxes, insurance, construction overhead and indirect project costs. Costs previously capitalized related to any abandoned development opportunities are written off when it is determined such costs will not provide any future benefits. Any decrease in development activity may result in a portion of capitalized costs to be expensed as incurred.

Environmental liability exposure

         Development and sale of real property creates a potential for environmental liability on the part of the Company as owner and developer, for its own acts as well as those of prior owners of the subject property or adjacent parcels. If hazardous substances are discovered on or emanating from any of the Company's properties, the Company and prior owners, may be held liable for costs and liabilities relating to such hazardous substances. Environmental studies are generally undertaken in connection with property acquisitions by the Company. In the event the Company incurs environmental remediation costs, including clean up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean up, litigation defense, and the pursuit of responsible third parties, such costs incurred in connection with properties previously sold are expensed. Costs relating to land under development and undeveloped land are capitalized as part of development costs. Costs incurred for properties to be sold are deferred and charged to cost of sales when the properties are sold. Should a previously undetected, substantial environmental hazard be found on the Company's properties, significant liquidity could be consumed by the resulting clean up requirements and a material expense may be recorded. Further, governmental regulation on environmental matters affecting residential development could impose substantial additional expense to the Company, which could adversely affect the results of operations of the Company or the value of properties owned, or under contract of purchase by the Company (see Item 3, Legal Proceedings, and Note 10 of Notes to Consolidated Financial Statements for a discussion of specific environmental litigation).

Income taxes

         As part of the process of preparing the consolidated financial statements, significant management judgment is required to estimate income taxes. Estimates are based on interpretation of tax laws. The Company estimates actual current tax due and assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet (see Note 8 of Notes to Consolidated Financial Statements for a discussion of income taxes). Adjustments may be required by a change in assessment of deferred tax assets and liabilities, changes due to audit adjustments by Federal and State tax authorities, and changes in tax laws. To the extent adjustments are required in any given period the adjustments would be included within the tax provision in the statement of operations and/or balance sheet. These adjustments could materially impact the financial position and results of operation and liquidity of the Company.

New Accounting Pronouncements

Comprehensive Income

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective July 1, 1998. The primary components of comprehensive income are net income, foreign currency translations, minimum pension liabilities, and the change in value of certain investments in marketable securities classified as available-for-sale. Upon adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137") (effective for the Company on July 1, 2000), comprehensive income was also affected by the mark-to-market on the effective portion of hedge instruments. Since the Company had no material such items, comprehensive income and net income are the same for fiscal 2002, 2001 and 2000.

         In June, 1998, the FASB issued SFAS No. 133. On June 23, 1999, the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for use of derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances a hedge of a foreign currency exposure. On July 1, 2000, the Company adopted this pronouncement, as amended by SFAS No. 137 and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Hedging Activities - an Amendment of FASB No. 133". The adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company because the Company has not entered into any freestanding derivatives and has no embedded derivatives that require bifurcation and separate treatment. However, should the Company begin to use such derivatives the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

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

         In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually of with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS No. 141. SFAS No. 142 supercedes APB Opinion No.17, "Intangible Assets" and related interpretations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the provision of SFAS No. 142 at the beginning of its new fiscal year. Accordingly, the Company elected to early adopt SFAS No. 142 effective with the beginning of its new fiscal year on July 1, 2001. The Company did not recognize any charge to earnings for the cumulative effect upon adoption because all such intangibles relate to the Company's recent acquisition of PLC for which no impairment was required under SFAS No. 142. Upon adoption, such intangibles, which were being amortized over ten years prior to adoption, are no longer amortized but continue to be subject to periodic review for impairment. Amortization of such intangibles was $167,000 for fiscal 2001.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company adopted SFAS No. 144 effective July 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), and the amendments to SFAS No. 4, SFAS No. 64, "Extinguishments of Debt made to Satisfy Sinking-Fund Requirements" ("SFAS No. 64"). Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), however, due to the nature of the Company's operations it is not expected that such treatment will be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB No. 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement on July 1, 2002 and does not anticipate that adoption will have a material impact on the Company's results of operations or financial position.

         In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. SFAS No. 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Company does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS No. 146.

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

         o  changes in the price and availability of building material;

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

         o  increased cost of suitable development land; and

         o possible liabilities relating to environmental laws or other applicable regulatory provisions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company is exposed to market risk in the area of interest rate changes. A majority of the Company's debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, an increase/decrease in interest rates of 100 basis points will result in a corresponding increase/decrease in cost of sales and interest charges incurred by the Company of approximately $1,145,000 in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered. Generally, the Company has in the past been able to increase prices to cover portions of any increase in cost of sales and interest charges incurred resulting from any increase in interest rates. As a result, the Company believes that reasonably possible near-term changes in interest rates will not result in a material negative effect on future earnings, fair values or cash flows of the Company.

Item  8.   Financial Statements and Supplementary Data.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page

Report of independent accountants                                   35

Consolidated balance sheets at June 30, 2002
     and June 30, 2001                                              36

Consolidated statements of operations and retained
     earnings for the years ended June 30, 2002,
     2001 and 2000                                                  37

Consolidated statements of cash flows for the
     years ended June 30, 2002, 2001 and 2000                       38

Notes to consolidated financial statements                          39


         All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         The individual financial statements of the Registrant's subsidiaries have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at June 30, 2002, excepting indebtedness incurred in the ordinary course of business.

                        Report of Independent Accountants



To the Board of Directors and Shareholders of Orleans Homebuilders, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orleans Homebuilders, Inc. and its subsidiaries (the "Company") at June 30, 2002 and June 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Philadelphia, PA
September 6, 2002

                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                        (in thousands, except share data)

                                                                      June 30,         June 30,
                                                                        2002             2001
                                                                     ---------        ---------
Assets
Cash and cash equivalents                                            $   7,257        $  13,560
Restricted cash - customer deposits                                      9,230            8,424
Real estate held for development and sale:
    Residential properties completed or under construction             112,279          100,950
    Land held for development or sale and improvements                  82,699           71,739
Property and equipment, at cost, less accumulated depreciation           1,726              979
Intangible assets, net of amortization                                   3,718            2,313
Receivables, deferred charges and other assets                          21,590           15,535
                                                                     ---------        ---------
    Total Assets                                                     $ 238,499        $ 213,500
                                                                     =========        =========


Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                     $  24,199        $  26,194
Accrued expenses                                                        23,232           17,017
Customer deposits                                                        9,775            9,134
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                               113,058          102,605
Notes payable - related parties                                          3,750            8,576
Other notes payable                                                      1,224            3,093
Deferred income taxes                                                      618            2,118
                                                                     ---------        ---------
    Total Liabilities                                                  175,856          168,737
                                                                     ---------        ---------

Commitments and contingencies

Redeemable common stock                                                    988              943
                                                                     ---------        ---------

Shareholders' Equity:
Preferred stock, $1 par, 500,000 shares authorized:
    Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value, issued and outstanding 100,000
    shares ($3,000,000 liquidation preference)                           3,000            3,000
Common stock, $.10 par, 20,000,000 shares authorized,
    12,698,131 shares issued                                             1,270            1,270
Capital in excess of par value - common stock                           17,726           17,726
Retained earnings                                                       40,502           22,799
Treasury stock, at cost (812,232 and 1,340,238 shares
    held at June 30, 2002 and June 30, 2001, respectively)                (843)            (975)
                                                                     ---------        ---------
Total Shareholders' Equity                                              61,655           43,820
                                                                     ---------        ---------

Total Liabilities and Shareholders' Equity                           $ 238,499        $ 213,500
                                                                     =========        =========



                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                              and Retained Earnings
                    (in thousands, except per share amounts)

                                                           For the year ended June 30,
                                                   -------------------------------------------
                                                      2002             2001            2000
                                                   ---------        ---------        ---------
Earned revenues
    Residential properties                         $ 351,060        $ 282,384        $ 176,189
    Land sales                                            80            1,786              405
    Other income                                       3,516            3,052            2,403
                                                   ---------        ---------        ---------
                                                     354,656          287,222          178,997
                                                   ---------        ---------        ---------
Costs and expenses
    Residential properties                           283,593          236,129          147,287
    Land sales                                           102            1,664              350
    Other                                              2,821            1,290            1,030
    Selling, general and administrative               39,298           30,181           17,742
    Interest
      Incurred                                         7,644            8,992            7,656
      Less capitalized                                (7,522)          (8,567)          (7,227)
                                                   ---------        ---------        ---------
                                                     325,936          269,689          166,838
                                                   ---------        ---------        ---------

Income from operations before income taxes            28,720           17,533           12,159
Income tax expense                                    10,807            6,774            4,620
                                                   ---------        ---------        ---------

Net income                                            17,913           10,759            7,539
Preferred dividends                                      210              210              210
                                                   ---------        ---------        ---------

Net income available for common shareholders          17,703           10,549            7,329
Retained earnings, at beginning of period             22,799           12,250            4,921
                                                   ---------        ---------        ---------
Retained earnings, at end of period                $  40,502        $  22,799        $  12,250
                                                   =========        =========        =========

Basic earnings per share                           $    1.51        $    0.91        $    0.65
                                                   =========        =========        =========

Diluted earnings per share                         $    1.09        $    0.67        $    0.49
                                                   =========        =========        =========







                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                      For the year ended June 30,
                                                                                June 30,
                                                                 2002             2001            2000
                                                              ---------        ---------        ---------
Cash flows from operating activities:
    Net income                                                $  17,913        $  10,759        $   7,539
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                   526              507              218
    Deferred taxes                                               (1,500)            (227)               -
    Noncash compensation                                             45               33                -
Changes in operating assets and liabilities:
    Restricted cash - customer deposits                            (806)             313           (2,609)
    Real estate held for development and sale                   (22,289)             362          (16,097)
    Receivables, deferred charges and other assets               (6,055)          (6,126)            (613)
    Accounts payable and other liabilities                        4,220           10,895            4,529
    Customer deposits                                               641               38            2,609
                                                              ---------        ---------        ---------
Net cash provided by (used in) operating activities              (7,305)          16,554           (4,424)
                                                              ---------        ---------        ---------

Cash flows from investing activities:
    Purchases of property and equipment                          (1,273)            (412)            (212)
    Acquisition of PLC, net of cash acquired                     (1,405)          (4,714)               -
                                                              ---------        ---------        ---------
Net cash used in investing activities                            (2,678)          (5,126)            (212)
                                                              ---------        ---------        ---------

Cash flows from financing activities:
    Borrowings from loans secured by real estate assets         262,981          178,119          118,590
    Repayment of loans secured by real estate assets           (252,528)        (181,602)        (116,375)
    Borrowings from other note obligations                       17,770           10,673            7,331
    Repayment of other note obligations                         (24,465)          (7,567)          (8,719)
    Stock options exercised                                         132                -                -
    Preferred stock dividend                                       (210)            (210)            (210)
                                                              ---------        ---------        ---------
Net cash provided by (used in) financing activities               3,680             (587)             617
                                                              ---------        ---------        ---------

Net increase (decrease) in cash and cash equivalents             (6,303)          10,841           (4,019)
Cash and cash equivalents at beginning of year                   13,560            2,719            6,738
                                                              ---------        ---------        ---------
Cash and cash equivalents at end of year                      $   7,257        $  13,560        $   2,719
                                                              =========        =========        =========


                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Orleans Homebuilders, Inc. and its subsidiaries (the "Company" or "OHB") are currently engaged in residential real estate development in New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia. A summary of the significant accounting principles and practices used in the preparation of the consolidated financial statements is as follows:

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. On October 13, 2000, the Company acquired all of the issued and outstanding shares of Parker & Lancaster Corporation ("PLC"). Unless otherwise indicated, the term, the "Company" or "OHB" includes the accounts of PLC and its subsidiaries. PLC is engaged in residential real estate development in North Carolina, South Carolina and Virginia. The Consolidated Statements of Operations and Retained Earnings and the Consolidated Statements of Cash Flows include the accounts of PLC and its wholly-owned subsidiaries beginning October 13, 2000. The Consolidated Balance Sheets include the accounts of PLC and its wholly-owned subsidiaries as of June 30, 2002 and 2001. All material intercompany transactions and accounts have been eliminated.

Earned revenues from real estate transactions
The Company recognizes revenues from sales of residential properties at the time of closing. The Company also sells developed and undeveloped land in bulk and under option agreements. Revenues from sales of land and other real estate are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied. To the extent that certain sales or portions thereof do not meet all conditions necessary for profit recognition, the Company uses other methods to recognize profit, including the percentage-of-completion, cost recovery and the deposit methods. These methods of profit recognition defer a portion or all of the profit to the extent it is dependent upon the occurrence of future events.

Real estate capitalization and cost allocation
Residential properties completed or under construction are stated at cost or estimated net realizable value, whichever is lower. Costs include land and land improvements, direct construction costs and development costs, including predevelopment costs, interest on indebtedness, real estate taxes, insurance, construction overhead and indirect project costs. Selling and advertising costs are expensed as incurred. Total estimated costs of multi-unit developments are allocated to individual units based upon specific identification methods.

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

Interest costs included in costs and expenses of residential properties and land sold for fiscal years 2002, 2001 and 2000 were $11,958,000, $11,789,000 and
$7,469,000, respectively.

Intangible Assets
Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). In accordance with SFAS No. 142, upon adoption of SFAS No. 142, the Company discontinued the amortization relating to all existing indefinite lived intangible assets. The amortization of indefinite lived intangible assets was approximately $167,000 during the year ended June 30, 2001.

Intangible assets that have finite useful lives will be amortized over their useful lives. SFAS No. 142 requires an annual assessment of goodwill and non-amortizable intangible assets to determine potential impairment of such asset. The initial assessment was completed upon adoption and again at June 30, 2002 and no impairment charge was determined to be required.

Advertising costs
The total amount of advertising costs charged to selling, general and administrative expense was $4,875,000, $3,858,000, and $2,612,000 for the three years ended June 30, 2002, 2001, and 2000, respectively.

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

Leases
The Company's leasing arrangements as lessee include the leasing of certain office space and equipment. These leases have been classified as operating leases. Rent expense was approximately $515,000, $360,000, and $213,000 for the three years ended June 30, 2002, 2001, and 2000, respectively. The Company has operating lease commitments of $704,000, $619,000, $446,000, $370,000 and
$178,000 for the five years ended June 30, 2003, 2004, 2005, 2006 and 2007, respectively.

Income taxes
The Company and its subsidiaries file a consolidated federal income tax return. See Note 8 for an additional discussion of income tax matters.

Earnings per share
Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Basic shares outstanding includes the pro rata portion of unconditional shares issuable as part of the purchase price of the PLC acquisition. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three years ended June 30, 2002, 2001, and 2000, respectively, are shown in the following table.

                                                              For Year Ended June 30,
                                                    -----------------------------------------
                                                      2002            2001              2000
                                                    -------          -------          -------
                                                                 (in thousands)

Total common shares issued                           12,698           12,698           12,698
Shares not issued, but
  unconditionally issuable (1)                          205              194                -
Less:  Average treasury shares outstanding            1,158            1,340            1,340
                                                    -------          -------          -------
Basic EPS                                            11,745           11,552           11,358
Effect of assumed shares issued under
  treasury stock method for stock options               823              615              370
Effect of assumed shares
  issued in PLC acquisition (1)                           -               79                -
Effect of assumed conversion of $3,000,000
  Convertible Subordinated 7% Note                    2,000            2,000            2,000
Effect of assumed conversion of
  $3,000,000 Series D Preferred Stock                 2,000            2,000            2,000
                                                    -------          -------          -------

Diluted EPS shares                                   16,568           16,246           15,728
                                                    =======          =======          =======

Net income available for
  common shareholders                               $17,703          $10,549          $ 7,329
Effect of assumed conversion of $3,000,000
  Convertible Subordinated 7% Note                      130              130              130
Effect of assumed conversion of
  $3,000,000 Series D Preferred Stock                   210              210              210
                                                    -------          -------          -------
Adjusted net income for diluted EPS                 $18,043          $10,889          $ 7,669
                                                    =======          =======          =======


     (1) Represents portion of 273,000 shares unconditionally issuable in connection with the October 13, 2000 acquisition of PLC, not yet issued. The shares issuable in connection with the PLC acquisition are issuable in equal installments on each of the first four anniversaries of the date of the acquisition.

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

Consolidated statements of cash flows
For purposes of reporting cash flows, short-term investments with original maturities of ninety days or less are considered cash equivalents. Interest payments, net of amounts capitalized, for fiscal 2002, 2001 and 2000, were $122,000, $373,000 and $259,000, respectively. Income taxes paid were $11,565,000, $6,718,000 and $5,376,000 for fiscal 2002, 2001 and 2000, respectively.

Non-cash activity
On April 3, 2002, Benjamin D. Goldman, Vice Chairman of the Company, surrendered 47,619 shares of Company common stock, with a fair market value of $6.30 per share, in exchange for the exercise of stock options totaling 400,000 shares of common stock, issued from treasury stock, at $.75 per share. The fair market value of the stock surrendered was determined by the market price for the stock on the American Stock Exchange at the close of business on April 3, 2002.

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

Comprehensive income
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective July 1, 1998. The primary components of comprehensive income are net income, foreign currency translations, minimum pension liabilities, and the change in value of certain investments in marketable securities classified as available-for-sale. Upon adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137") (effective for the Company on July 1, 2000), comprehensive income was also affected by the mark-to-market on the effective portion of hedge instruments. Since the Company had no material such items, comprehensive income and net income are the same for fiscal 2002, 2001 and 2000.

Recent accounting pronouncements
In June, 1998, the FASB issued SFAS No. 133. On June 23, 1999, the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for use of derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances a hedge of a foreign currency exposure. On July 1, 2000, the Company adopted this pronouncement, as amended by SFAS No. 137 and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Hedging Activities - an Amendment of FASB No. 133." The adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company because the Company has not entered into any freestanding derivatives and has no embedded derivatives that require bifurcation and separate treatment. However, should the Company change its use of such derivatives, the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements ("SAB 101"). In June 2000, the SEC staff amended SAB 101 to provide registrants with additional time to implement SAB 101. The Company has adopted SAB 101, as required, in the fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material financial impact on the financial position or results of operations of the Company.

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

In June, 2001, the FASB issued SFAS No. 141, which establishes standards for reporting business combinations entered into after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". Among other things, SFAS No. 141 requires that all business combinations be accounted for as purchase transactions and provides specific guidance on the definition of intangible assets which require separate treatment. The statement is applicable for all business combinations entered into after June 30, 2001 and also requires that companies apply its provisions relating to intangibles from pre-existing business combinations.

In June 2001, the FASB also issued SFAS No. 142, which establishes standards for financial accounting and reporting for intangible assets acquired individually of with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS No. 141. SFAS No. 142 supercedes APB Opinion No.17, "Intangible Assets" and related interpretations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the provision of SFAS No. 142 at the beginning of its new fiscal year. Accordingly, the Company elected to early adopt SFAS No. 142 effective with the beginning of its new fiscal year on July 1, 2001. The Company did not recognize any charge to earnings for the cumulative effect upon adoption because all such intangibles relate to the Company's recent acquisition of PLC for which no impairment was required under SFAS No. 142. Upon adoption, such intangibles, which were being amortized over ten years prior to adoption, are no longer amortized but continue to be subject to periodic review for impairment. Amortization of such intangibles was $167,000 for fiscal 2001.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company adopted SFAS No. 144 effective July 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds both SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), and the amendments to SFAS No. 4, SFAS No. 64, "Extinguishments of Debt made to Satisfy Sinking-Fund Requirements" ("SFAS No. 64"). Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), however, due to the nature of the Company's operations it is not expected that such treatment will be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB No. 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement on July 1, 2002 and does not anticipate that adoption will have a material impact on the Company's results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. SFAS No. 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Company does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS No. 146.

Note 2.  Acquisitions

On October 13, 2000, the Company acquired all of the issued and outstanding shares of PLC and entered into employment agreements ranging from two to three years with certain of the former PLC shareholders for combined consideration of
(i) approximately $5,000,000 in cash; (ii) $1,000,000 of subordinated promissory notes which bear interest at the prime rate, subject to a cap of 10% and a floor of 8% (subject to the 8% floor at June 30, 2002 and 2001) with principal payable over four years; (iii) 300,000 shares of common stock of the Company (150,000 of which are issuable under certain employment agreements) payable in equal installments on each of the four anniversaries of the closing of the acquisition; and (iv) contingent payments representing an aggregate of 50% of PLC's pre-tax profits in excess of $1,750,000 for each of the fiscal years ended June 30, 2001, 2002 and 2003, subject to an aggregate cumulative pay-out limitation of $2,500,000. Through June 30, 2002, the contingent payments earned based on PLC's share of the pre-tax profits are approximately $1,923,000. The Company also incurred approximately $485,000 in acquisition costs to complete this transaction. The Company accounted for these transactions in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations", whereby certain of these amounts were considered to be part of the purchase price of the business and the remainder part of employee compensation. With respect to the amounts allocated to the purchase, such amount was allocated to the fair value of the assets and liabilities acquired with the excess of approximately $2,480,000 allocated to intangible assets and goodwill. Accumulated amortization of the intangible assets and goodwill at June 30, 2001 was approximately $167,000. In accordance with SFAS No. 142, the Company discontinued the amortization related to all intangible assets and goodwill recorded in connection with the PLC acquisition. See also Intangible Assets in
Note 1 to these Consolidated Notes. During fiscal 2002 intangible assets and goodwill increased by approximately $1,405,000 to $3,885,000, as a result of the allocation of additional contingent payments earned by the former PLC shareholders.

The former shareholders of PLC have the right to cause the Company to repurchase the common stock issued pursuant to the PLC acquisition and related employment agreements approximately five years after the closing of the acquisition at a price of $3.33 per share.

If the PLC acquisition occurred on July 1, 1999, pro forma information for the Company would have been as follows:

                                           For the Year Ended June 30,
                                           ---------------------------

                                           2001                   2000
                                     ------------------   -------------------
                                                    (unaudited)
                                     (in thousands, except per share amounts)

           Revenue                      $ 306,867                  $ 271,003
           Income from operations          17,623                     12,784
           Net income available for
             common shareholders           10,832                      7,832
           Earnings per share:
             Basic                           0.93                       0.67
             Diluted                         0.69                       0.51


Note 3.  Certain Transactions with Related Parties

In December 1997, the Company purchased land approved for the development of 181 lots from Mr. Orleans in exchange for a $500,000 Purchase Money Mortgage, plus a share of one-half of the gross profit in excess of 16% on 134 of the lots. During fiscal 2002, 2001 and 2000, 54, 48 and 32 lots, respectively, have settled and the Company incurred additional costs of approximately $383,000, $145,000 and $161,000, respectively, for Mr. Orleans' share of the gross profit. As of June 30, 2002, the Company paid Mr. Orleans approximately $660,000 under this agreement and the remaining $29,000 is included in Accrued Expenses at June 30, 2002.

Mr. Goldman and Mr. Orleans each own a 33-1/3% equity interest in a limited partnership that has a consulting agreement with a third party real estate title insurance company (the "Title Company"). The Company purchases real estate title insurance and related closing services from the Title Company for various parcels of land acquired by the Company. The Company paid the Title Company approximately $190,000, $197,000 and $141,000, for the fiscal years 2002, 2001 and 2000, respectively. These costs are considered to approximate fair value for services provided. In addition, the Company's homebuyers may elect to utilize the Title Company for the purchase of real estate title insurance and real estate closing services but, the homebuyers are under no obligation to do so.

Under the terms of the consulting agreement, which expires in July 2007, the limited partnership providing the consulting services is entitled to receive 50% of the pretax profits attributable to certain operations of the Title Company, subject to certain adjustments. In addition, the limited partnership and the principals of the limited partnership, including Mr. Goldman and Mr. Orleans, have agreed not to engage in the real estate title insurance business or the real estate closing business during the term of the consulting agreement.

The Company leases office space and obtains real estate title insurance for various parcels of land acquired by the Company from companies controlled by Mr. Russell Parker, the president of the Company's subsidiary, PLC. The annual rental for the office space leased from an entity controlled by Mr. Parker is approximately $65,000 and is considered to approximate a fair market value rental. The Company paid real estate title insurance premiums to an entity controlled by Mr. Parker, of approximately $69,000 and $12,000 for fiscal 2002 and 2001, respectively. These costs are considered to approximate fair value for services provided.

Real estate title insurance paid by the Company is capitalized as a cost of acquiring the specific parcel in accordance with the Company's real estate capitalization and cost allocation policies and is subsequently expensed as part of cost of sales upon consummation of sales to the third party homebuyers. See
Note 1 to the consolidated financial statements for a discussion of these policies.

See Note 6 to the consolidated financial statements for a discussion of other related party transactions.

Note 4. Real Estate Held for Development and Sale

Residential properties completed or under construction consist of the following:

                                                       Balance at June 30,
                                                     2002              2001
                                                   --------          --------
                                                        (in thousands)

         Condominiums and townhomes                $ 27,917          $ 28,100

         Single-family homes                         84,362            72,850
                                                   --------          --------
         Total residential properties
           completed orunder construction          $112,279          $100,950
                                                   ========          ========

Sales status of residential properties completed or under construction is as follows:


                                                       Balance at June 30,
                                                     2002              2001
                                                   --------          --------
                                                        (in thousands)

         Under contract for sale                    $ 76,885          $ 72,969

         Unsold                                       35,394            27,981
                                                    --------          --------
         Total residential properties
           completed or under construction          $112,279          $100,950
                                                    ========          ========

Note 5. Property and Equipment

Property and equipment consists of the following:


                                                       Balance at June 30,
                                                     2002              2001
                                                    ------            ------
                                                        (in thousands)

         Property and equipment                     $3,967            $2,295

         Less accumulated depreciation               2,241             1,316
                                                    ------            ------

         Total property and equipment, net          $1,726            $  979
                                                    ======            ======

During fiscal 1998, a subsidiary of the Company used the proceeds from a 1997 Chester County Industrial Development Authority Wastewater Treatment Revenue Bond Offering to construct and operate a waste water spray irrigation facility. See Note 6 for additional information on the revenue bonds. In fiscal 2000, the waste water spray irrigation facility was dedicated to the municipal authority for the Company's Willistown Chase Community in Chester County, Pennsylvania. See Note 1 under consolidated statements of cash flows for additional information on the dedication of the waste water spray irrigation facility.

Depreciation expense, included in Other Costs and Expenses on the Company's Consolidated Statements of Operations and Retained Earnings, was $526,000, $340,000 and $218,000 during fiscal 2002, 2001 and 2000, respectively.


Note 6. Mortgage and Other Note Obligations

The maximum balance outstanding under construction and inventory loan agreements at any month end during fiscal 2002, 2001 and 2000 was $123,497,000, $102,103,000 and $63,366,000, respectively. The average month end balance during fiscal 2002, 2001 and 2000 was approximately $114,491,000, $83,875,000 and
$60,676,000, respectively, bearing interest at an approximate average annual rate of 5.63%, 7.85% and 8.31%, respectively. At June 30, 2002, the Company had approximately $148,812,000 available to be drawn under existing secured revolving and construction loans for planned development expenditures. Mortgage obligations secured by land held for development and sale and improvements aggregating $5,507,000 and $6,095,000 at June 30, 2002 and 2001, respectively, are due in varying installments through fiscal 2004 with annual interest at variable rates based on LIBOR or the prime rate of interest plus a spread or on a fixed rate of 7% per annum. The LIBOR and prime rate of interest at June 30, 2002 were 1.84% and 4.75%, respectively.

Maturities of land and improvement mortgage obligations, other than residential property construction loans, are as follows: 2003 - $3,017,000 and 2004 - $2,490,000. Obligations under residential property and construction loans amounted to $107,551,000 and $96,510,000 at June 30, 2002 and 2001,
respectively, and are repaid at a predetermined percentage (approximately 85% on average) of the selling price of a unit when a sale is completed. The repayment percentage varies from community to community and over time within the same community.

As partial consideration for the October 13, 2000 acquisition of PLC, the Company issued $1,000,000 of subordinated promissory notes to certain former PLC shareholders. The Company, via certain employment agreements entered into as a result of the acquisition, currently employs a majority of the former PLC shareholders. The subordinated promissory notes of $750,000 and $1,000,000 are included in Notes Payable - Related Parties at June 30, 2002 and 2001, respectively. The promissory notes bear interest, payable quarterly, at the prime rate, subject to a cap of 10% and a floor of 8% (currently incurring interest subject to the 8% floor at June 30, 2002) with principal payable on the anniversary date of the note in four equal installments.

Included in the Notes Payable - Related Parties balance at June 30, 2002 and 2001 is a $3,000,000 Convertible Subordinated 7% Note dated August 8, 1996 issued to Jeffrey P. Orleans. This note is convertible into Orleans Homebuilders, Inc. common stock at $1.50 per share. During fiscal 2002, Mr. Orleans agreed to extend the maturity date one year to January 1, 2005, provided the terms of the original Convertible Subordinated 7% Note are not modified. Interest is payable quarterly and principal is due in annual installments of $1,000,000 beginning January 1, 2003.

The Company has a $4,000,000 unsecured line of credit agreement with Mr. Orleans. This agreement provides for an annual review for a one-year extension and currently expires June 30, 2003 with annual interest at LIBOR plus 4% which is payable monthly. There were no principal and interest balances outstanding under this unsecured line of credit agreement at June 30, 2002. The total outstanding principal and interest was $3,619,000 at June 30, 2001.

In December 1997, the Company purchased land from Mr. Orleans in exchange for a $500,000 Purchase Money Mortgage ("PMM") plus a share of one-half of the gross profit in excess of 16% on certain specified lots to be developed and sold. See
Note 3 for additional information on the gross profit sharing arrangement. The PMM will be repaid from the proceeds of units sold at this development and bears interest at 7% annually, due no later than 60 months from the date of issuance. The total principal and accrued interest under the PMM were repaid during fiscal 2002. Principal and accrued interest of $88,000 is included in Notes Payable - Related Parties at June 30, 2001.

Prior to October 22, 1993, the date of acquisition by the Company of Orleans Construction Corp.("OCC"), a real estate company which was wholly owned by Mr. Orleans, OCC had advanced funds to, borrowed funds from, and paid expenses and debt obligations on behalf of Orleans Builders and Developers, L.P., a partnership in which Mr. Orleans owns a majority interest. During fiscal 2002 the Company repaid the entire outstanding principal balance and accrued interest of approximately $900,000. At June 30, 2001, amounts owed by the Company to the partnership aggregated $869,000. These advances bear interest at 7% annually. Interest incurred on these advances amounted to $31,000, $90,000 and $134,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

In June, 1997, the Chester County Industrial Development Authority issued bonds in the amount of $1,855,000 and loaned the proceeds thereof to a subsidiary of the Company. The bonds mature November 1, 2006 and bear interest at 7% annually. The bonds will be repaid at a predetermined amount from settlement proceeds for each home sold with minimum annual repayments of approximately $200,000 commencing on November 1, 1998. The proceeds from this obligation were used to construct and operate a waste water spray irrigation facility which is servicing the Company's Willistown Chase community in Chester County, Pennsylvania. Included in Other Assets on the Company's Consolidated Balance Sheet at June 30, 2002 is $857,000 of restricted cash to be used for repayment of the bonds. Included in Other Notes Payable is the total principal and accrued interest of $1,115,000 and $1,318,000 at June 30, 2002 and 2001, respectively.

In addition, the Company has various working capital and property and equipment note obligations which require various monthly repayment terms with maturity dates primarily from fiscal 2003 through 2007.

The following table summarizes the components of Other Notes Payable, including related party amounts.


                                                     Final               Annual                   Outstanding
                                                   Maturity             Interest              Balance at June 30,
                                                     Date                 Rate                2002            2001
                                                 --------------    -------------------     -----------     -----------
                                                                                                 (in thousands)
Convertible Subordinated 7% Note                    1/2005                 7%              $    3,000      $    3,000
Subordinated Promissory Note                        10/2004              8%-10%                   750           1,000
Unsecured Line of Credit                            6/2003             LIBOR + 4%                   -           3,619
Purchase Money Mortgage                             12/2001                7%                       -              88
Unsecured Advance                                   On demand              7%                       -             869
                                                                                           -----------     -----------
Subtotal notes payable related parties (1)                                                      3,750           8,576
                                                                                           -----------     -----------



Property and Equipment                             2002-2004         9 1/2%-11 1/2%                63             890
Unsecured Line of Credit                            10/2001          LIBOR + 2 1/2%                 -             821
Bonds Payable
  (secured by mortgage receivables)                2002-2017            10%-12%                    46              64
Quaker Sewer Bonds                                  11/2006                7%                   1,115           1,318
                                                                                           -----------     -----------
Subtotal other notes payable                                                                    1,224           3,093
                                                                                           -----------     -----------
Total notes payable related parties
  and other notes payable                                                                  $    4,974      $   11,669
                                                                                           ===========     ===========

Maturities of these obligations during the next five fiscal years are (in thousands):


              2003 (2)                                          $ 1,559
              2004                                                1,496
              2005                                                1,474
              2006                                                  225
              2007                                                  220
                                                                --------
              Total notes payable related
                parties and other notes payable                 $ 4,974
                                                                ========

------

(1) Except for the subordinated promissory note, the holders of the related party notes payable are Jeffrey P. Orleans or Orleans Builders and Developers, L.P.

(2)  Includes all demand notes and unsecured advances payable on demand.

Note 7. Preferred Stock
On October 20, 1998, the Company issued 100,000 shares of Series D Preferred Stock to Jeffrey P. Orleans in exchange for an aggregate amount of $3,000,000 in Company notes formerly held by Mr. Orleans. The Series D Preferred Stock was issued from an aggregate of 500,000 shares of Preferred Stock authorized. The Series D Preferred Stock has a liquidation value of $3,000,000, or $30.00 per share, and requires annual dividends of 7% of the liquidation value. The dividends are cumulative and are payable quarterly on the first day of March, June, September and December. The Series D Preferred Stock may be redeemed by the Company at any time after December 31, 2003, in whole or in part, at a cash redemption price equal to the liquidation value plus all accrued and unpaid dividends on such shares to the date of redemption. The Series D Preferred Stock is currently convertible into 2,000,000 shares of Common Stock.

Note 8.  Income Taxes
The provision (benefit) for income taxes is summarized as follows:

                                                             For the Year Ended June 30,
                                                             ---------------------------

                                                      2002               2001               2000
                                                    --------           --------           --------
                                                                     (in thousands)
Continuing operations:
  Current                                           $ 12,307           $  6,853           $  4,965
  Deferred                                            (1,500)               (79)              (345)
                                                    --------           --------           --------
Total provision (benefit) for income taxes          $ 10,807           $  6,774           $  4,620
                                                    ========           ========           ========

The differences between taxes computed at federal income tax rates and amounts provided for continuing operations are as follows:

                                                              For the Year Ended June 30,
                                                              ---------------------------

                                                      2002               2001                2000
                                                    --------           --------           --------
                                                                    (in thousands)

Amount computed as statutory rate                    $  9,765           $  5,961          $  4,134
State income taxes, net of federal tax benefit          1,132                756               486
Other, net                                                (90)                57                 -
                                                     --------           --------          --------
Total provision (benefit) for income taxes           $ 10,807           $  6,774          $  4,620
                                                     ========           ========          ========

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The principal components of the Company's deferred tax liability of $618,000 and $2,118,000 at June 30, 2002 and 2001, respectively, are temporary differences arising from interest and real estate taxes incurred prior to commencing active construction being capitalized for financial reporting purposes while being expensed for tax purposes. In addition, temporary differences arise from net realizable value adjustments recognized for financial reporting purposes, but not for tax purposes. These temporary differences reverse ratably as the communities sellout. The principal items making up the deferred income tax provisions (benefits) from continuing operations are as follows:

                                                                For the Year Ended June 30,
                                                                ---------------------------
                                                          2002              2001             2000
                                                        -------           -------           -------
                                                                       (in thousands)
Deferred provision (benefit) for income taxes:
Interest and real estate taxes                          $   298           $  (371)          $   (43)
Difference in tax accounting for land
  and property sales, net                                  (876)              107               (18)
Accrued expenses                                           (223)               56              (278)
Gain from joint ventures                                     25                 3                 2
Deferred compensation                                      (784)              (19)              (79)
Depreciation and other                                       41                53                27
State taxes                                                  19                92                44
                                                        -------           -------           -------
Total deferred provision (benefit) for income
  taxes                                                 $(1,500)          $   (79)          $  (345)
                                                        =======           =======           =======


Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. SFAS No. 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The Company does not have a valuation allowance for deferred tax assets at June 30, 2002. The ultimate realization of certain tax assets depends on the Company's ability to generate sufficient taxable income in the future, including the effects of future anticipated arising/reversing temporary differences.

The components of net deferred taxes payable consisted of the following:


                                                     Balance at June 30,
                                                     2002           2001
                                                    ------          ------
                                                        (in thousands)
Gross deferred tax liabilities:
Capitalized interest and real estate taxes          $2,791          $2,493
State income taxes                                   1,319           1,300
Other                                                  144             126
                                                    ------          ------
Total gross deferred tax liabilities                 4,254           3,919
                                                    ------          ------
Less gross deferred tax assets:
Reserve for books, not for tax                         389             166
Partnership income                                     139             164
Executive bonus                                      1,515             760
Employment contracts                                   133             159
Vacation accrual                                       128              73
Inventory adjustment                                 1,320             444
Other                                                   12              35
                                                    ------          ------
Total gross deferred tax assets                      3,636           1,801
                                                    ------          ------

Net deferred tax liabilities                        $  618          $2,118
                                                    ======          ======

Note 9.  Stock Option Plan and Employee Compensation

Stock Based Compensation
In December 1992, the Board of Directors adopted (i) the 1992 Stock Incentive Option Plan and (ii) the Non-Employee Directors Stock Option Plan. The 1992 Plan allows for the grant of options to purchase up to 1,210,000 shares of Common Stock of the Company. The options generally vest 25% per year beginning on the date of grant. The Non-Employee Directors Stock Option Plan allows for the grant of options to purchase up to 100,000 shares of Common Stock of the Company. No options were granted under either plan during the last three fiscal years.

In February, 1995, the Board of Directors adopted the 1995 Stock Option Plan for Non-Employee Directors (the "1995 Directors Plan"). The 1995 Directors Plan allows for the grant of options to purchase up to 125,000 shares of Common Stock of the Company. The options vest 25% per year beginning on the date of grant. No options were granted under the 1995 Directors Plan during the last three fiscal years.

The option price per share under all plans is established at the fair market value on the date of each grant. Total outstanding options under all three plans as of June 30, 2002 aggregated 677,500 options to purchase shares of Common Stock of the Company at prices ranging from $.81 to $2.81 per share. All options expire between December 2002 and December 2008.

Effective in fiscal 1997, the Company was required to adopt the provisions of SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS No. 123"). As permitted, the Company has elected to continue to utilize the intrinsic value method and not to charge the fair value of such options as earned directly to the financial statements but to disclose the effects of such a charge. Had compensation costs for the option plans been determined based on the fair value at the grant date for awards and recognized over the related vesting period in 2002, 2001 and 2000, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share for the three years ended June 30, 2002 would have been reduced to the pro forma amounts indicated below:

                                                    For the Year Ended June 30,
                                                   2002         2001        2000
                                                 -------      -------      ------
                                               (in thousands, except for EPS data)

Net income available for common shareholders:
  As reported                                    $17,703      $10,549      $7,329
  Pro forma                                       17,673       10,505       7,271

Diluted EPS:
  As reported                                       1.09         0.67        0.49
  Pro forma                                         1.09         0.67        0.48

The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option - Pricing Model with the following weighted average assumptions used for options granted in fiscal 1998 through fiscal 1999: dividend yield of 0% for all years; expected volatility of 73.9%; risk free interest rates for treasuries of comparable duration and expected lives of 10 years for all grants. The weighted average fair value of grants per share for fiscal 1999 and 1998 was $1.67 and $.98 per share, respectively. There were no options granted in the last three fiscal years.

The pro forma disclosures above may not be indicative of the effects on reported net income and net income per share for future years, as the pro forma disclosures include the effects of only those awards granted on or after July 1, 1995.

The following summarizes stock option activity for the three plans during the three years ended June 30, 2002:


                                         2002                                 2001                                2000
                                         ----                                 ----                                ----

                                              Weighted-                            Weighted-                           Weighted-
                            Number of          Average          Number of           Average           Number of         Average
                             Options        Exercise Price       Options         Exercise Price       Options       Exercise Price
                             -------        --------------       -------         --------------       -------       --------------

Outstanding,
   beginning of year        1,185,625           $1.22           1,188,125            $1.22            1,188,125          $1.22

Granted                             -              -                    -                -                    -              -

Exercised                    (500,625)           .86                    -                -                    -              -

Canceled                       (7,500)           1.19              (2,500)            2.06                   -               -
                              -------                           ---------                               -------

Outstanding, end
   of year                    677,500            1.49           1,185,625             1.22            1,188,125           1.22
                              =======                           =========                             =========

Exercisable,
   end of year                626,875            1.49           1,092,969             1.20              989,688           1.17
                              =======                           =========                               =======

Available for grant,
   end of year                255,000                             247,500                               245,000
                              =======                             =======                               =======



The following table summarizes information about stock options outstanding at June 30, 2002:


                                       Options Outstanding                                      Options Exercisable
                                       -------------------                                      -------------------

                                                 Weighted-Average      Weighted                                  Weighted
                                                     Remaining         Average                                   Average
          Range of Exercise        Number           Contractual        Exercise              Number              Exercise
               Prices            Outstanding      Lives (in yrs)        Price              Exercisable            Price
         ------------------      -----------     ----------------      --------            -----------           --------

         $ .81                     30,000              .6               $ .81                 30,000              $ .81

         $1.19-$1.69              530,000             4.3                1.34                480,000               1.32

         $2.00-$2.81              117,500             2.6                2.38                116,875               2.38
                                  -------                                                    -------

         $.81-$2.81               677,500             3.9               $1.49                626,875              $1.49
                                  =======                                                    =======

Employee Compensation
The Company has a bonus compensation plan for its executive officers and key employees calculated at nine percent (9%) of its consolidated operating profits before taxes and excluding nonrecurring items, income or loss arising from extraordinary items, discontinued operations, debt repurchase at a discount, and the amount of awards under the bonus compensation plan ("Pre-Tax Profits"). Three percent (3%) of the Pre-Tax Profits are awarded as an incentive to the Chairman and approximately one and one-half percent (1.5%) are awarded to each of the Vice Chairman and President and Chief Operating Officer, respectively. The remaining approximately 3% of the Pre-Tax Profits is awarded at the discretion of the Chairman in consultation with the Vice Chairman to other executive officers and key employees whose performance merits recognition under goals and policies established by the Board of Directors. In addition certain regional employees not participating in the bonus compensation plan are awarded bonuses calculated at eight percent (8%) of operating profits before taxes at a regional level. The total amount of bonus compensation charged to selling, general and administrative expense under these plans was $3,789,000, $1,863,000 and $1,202,000 for the three years ended June 30, 2002, 2001 and 2000.

In connection with the acquisition of PLC on October 13, 2000, contingent payments representing an aggregate of 50% of PLC's pretax profits in excess of $1,750,000 for each of the fiscal years ended June 30, 2001, 2002 and 2003, are payable to certain of the former PLC shareholders. The contingent payments are subject to an aggregate cumulative pay-out limitation of $2,500,000. Contingent payments of approximately $1,529,000 and $394,000 were earned and accrued for in fiscal 2002 and 2001, respectively. The Company expects to pay the fiscal 2002 contingent payment sometime during calendar year 2002.

401(k) Plan
The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees in the northern region are eligible to participate in the 401(k) Plan after attaining age 21 and completing one year of continuous service with the Company. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to thirty-three percent (33%) of the participant's eligible annual contribution. The Company made gross contributions of approximately $194,000, $152,000 and $126,000 to the 401(k) Plan for the three years ended June 30, 2002, 2001, and 2000, respectively. All employer contributions are immediately vested.

In addition, as part of the PLC acquisition, the Company assumed the PLC savings and retirement plan (the "PLC 401(k) Plan"), which is a voluntary, defined contribution plan. All employees in the southern region are eligible to participate in the PLC 401(k) Plan after attaining age 21 and completing one year of continuous service with the Company. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to fifty percent (50%) of the participant's eligible annual contribution. The Company made gross contributions of approximately $71,000 and $40,000 to the PLC 401(k) Plan for the years ended June 30, 2002 and 2001, respectively. All employer contributions are immediately vested.

Note 10.  Commitments and Contingencies

General
At June 30, 2002, the Company had outstanding bank letters of credit, surety bonds and financial security agreements amounting to $71,973,000 as collateral for completion of improvements at various developments of the Company.

At June 30, 2002 the Company had agreements to purchase land and approved homesites aggregating approximately 5,800 building lots with purchase prices totaling approximately $233,628,000. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years. As of June 30, 2002 and 2001, the Company had paid deposits and incurred other costs associated with the acquisition and development of these parcels aggregating $13,116,000 and $9,258,000, respectively, which are included in Other Assets.

The Company currently has a commitment with two municipalities for affordable housing contributions totaling approximately $949,000, payable in installments through December 2005.

Environmental Liability Exposure
Development and sale of real property creates a potential for environmental liability on the part of the developer, owner or any mortgage lender for its own acts or omissions as well as those of current or prior owners of the subject property or adjacent parcels. If hazardous substances are discovered on or emanating from any of the Company's properties, the owner or operator of the property (including the prior owners) may be held strictly liable for all costs and liabilities relating to such hazardous substances. Environmental studies are generally undertaken in connection with property acquisitions by the Company, and the Company endeavors to obtain Phase I environmental site assessments on all properties acquired.

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

In September 1993, the Company brought an action in New Jersey state court against more than 30 of its insurance companies seeking indemnification and reimbursement of costs of defense in connection with the three Colts Neck actions referred to above.

As a result of the court sponsored mediation, the Company and the plaintiffs in the consolidated federal litigation entered into a settlement agreement. Under that agreement, which has been approved by the Court, a $6,000,000 judgment was entered against the Company in favor of a class comprising most of the current and former homeowners. The Company, which had paid $650,000 on August 28, 1996 to the plaintiff class, has no liability for the remainder of the judgment, which is to be paid solely from the proceeds of the state court litigation against the Company's insurance carriers. Although, under the settlement agreement the Company is obligated to prosecute and fund the litigation against its insurance carriers, the Company is entitled to obtain some reimbursement of those expenses. Specifically, under the settlement agreement, the Company may obtain reimbursement of its aggregate litigation expenses in excess of $100,000 incurred in connection with its continued prosecution of the insurance claims to the extent that settlements are reached and to the extent that the portion of those settlement funds designated to fund the litigation are not exhausted. The Company's right to reimbursement may, under certain circumstances, be limited to a total of $300,000.

As of August, 2002, settlement agreements have been reached with all remaining insurance company defendants to settle the Colts Neck insurance litigation. Under the terms of the settlement agreement between the Company and the plaintiffs, the proceeds from the insurance settlements will be paid to the plaintiffs. The Company, in turn, is relieved of all further obligations to prosecute the Colts Neck insurance litigation.

The Company has accrued estimated costs of environmental testing as well as all other reasonably estimable future investigatory, engineering, legal and litigation costs and expenses.

The Company is not aware of any other environmental liabilities associated with any of its other projects.

Other Litigation
From time to time, the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of the Company any such liability will not have a material adverse effect on the financial position or operating results of the Company.

Note 11.  Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2002 and 2001 are as follows (in thousands, except per share data):


                                                        Three Months Ended
                                                        ------------------

Fiscal 2002                     September 30       December 31        March 31          June 30
-----------                     ------------       -----------        --------          -------
Net sales                         $ 80,260          $ 87,297          $ 78,243          $105,340
Gross profit                        14,504            16,679            14,582            21,680
Net income available for
  common shareholders                3,724             4,038             3,386             6,555
Net earnings per share:
  Basic                               0.32              0.35              0.29              0.55
  Diluted                             0.23              0.26              0.20              0.40

Fiscal 2001 (1)
---------------
Net sales                         $ 52,982          $ 73,894          $ 54,380          $102,914
Gross profit                         8,336            10,535             8,586            18,920
Net income available for
  common shareholders                2,276             2,233             1,299             4,741
Net earnings per share:
  Basic                               0.20              0.19              0.11              0.41
  Diluted                             0.15              0.14              0.08              0.30

(1) Fiscal 2001 information includes the results of operations of PLC beginning October 13, 2000, the acquisition date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            There are no matters required to be reported hereunder.


                                    PART III

Item 10.    Directors and Executive Officers of the Registrant.

            Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December, 2002.

Item 11.    Executive Compensation.

            Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December, 2002.

Item 13. Certain Relationships and Related Transactions.

            Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December, 2002.

Item 14.    Controls and Procedures.

            Not applicable.
                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

3.l Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on September 4, 1969 (incorporated by reference to Exhibit 2.l of the Company's Registration Statement on Form S-7, filed with the Securities and Exchange Commission (S.E.C. File No. 2-68662)).

3.2 Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on July 25, 1983 (incorporated by reference to Exhibit 3.2 of Amendment No. 2 to the Company's Registration Statement on Form S-2 filed with the Securities and Exchange Commission (S.E.C. File No. 2-84724)).

3.3* Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on December 18, 1986.

3.4 Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 27, 1992 (incorporated by reference to Exhibit 3.6 of Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (S.E.C. File No. 33-43943) (the "Form S-1")).

3.5 Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on July 13, 1998 (incorporated by reference to Exhibit 3.10 to the 1998 Form 10-K).

3.6 Certificate of Designations, Preferences and Rights of Series D Preferred Stock filed with the Secretary of State of Delaware on October 14, 1998 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q for the period ended September 30, 1998).

3.7 By-Laws, as last amended on April 20, 1998 (incorporated by reference to Exhibit 3.11 to the 1998 Form 10-K).

4.1 Form of Note Purchase Agreement, dated as of August 1, 1996, together with form of $3,000,000 Convertible Subordinated 7% Note due January 1, 2002 (incorporated by reference to Exhibit 4.9 to the Company's Form 10-K for the fiscal year ended June 30, 1997).

4.2* Deferral Agreement to $3,000,000 Convertible Subordinated 7% Note dated December 14, 1999.

4.3* Deferral Agreement to $3,000,000 Convertible Subordinated 7% Note dated June 13, 2001.

4.4* Deferral Agreement to $3,000,000 Convertible Subordinated 7% Note dated December 11, 2001.

10.1** Form of Indemnity Agreement executed by the Company with Directors of the Company (incorporated by reference to Exhibit B to the Company's Proxy Statement respecting its 1986 Annual Meeting of Stockholders).

10.2** Employment Agreement between the Company and Jeffrey P. Orleans, dated June 26, 1987 (incorporated by reference to Exhibit 10.2 to the Form S-1.)

10.3** $4,000,000 Unsecured Line of Credit Agreement with Jeffrey P. Orleans dated as of June 30, 1999 (incorporated by reference to Exhibit 10.4 to the Company's 1999 Form 10-K for the fiscal year ended June 30, 1999).

10.4** 1992 Incentive Stock Option Plan (incorporated by reference to the Company's Registration Statement on Form S-8 filed with the S.E.C. on December 15, 1998).

10.5** 1992 Non-Employee Directors Stock Option Plan (incorporated by reference to the Company's Information Statement filed with the S.E.C. on November 5, 1995 (SEC File No. 1-6803)).

10.7** 1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to the Company's Registration Statement on Form S-8 filed with the S.E.C. on December 15, 1998).

10.8* Employment Agreement between the Company and J. Russell Parker, III, President of the Company's subsidiary, PLC.

10.9* Employment Agreement between the Company and L. Anthony Piccola, Division Manager, Raleigh, NC

10.10* Employment Agreement between the Company and Thomas Gancsos, Division Manager, Richmond, VA

21.*        Subsidiaries of Registrant.

23.*        Consents of Experts and Counsel.

99.1*       Certification Pursuant to Section 906 of the Sarbanes -
            Oxley Act of 2002.

99.2*       Certification Pursuant to Section 906 of the Sarbanes -
            Oxley Act of 2002.

99.3*       Certification Pursuant to Section 906 of the Sarbanes -
            Oxley Act of 2002.

--------------

*  Exhibits included with this filing.

** Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit.

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


ORLEANS HOMEBUILDERS, INC.


By: /s/Jeffrey P. Orleans                                     September 23, 2002
    --------------------------------
    Jeffrey P. Orleans,
    Chairman of the Board and
    Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/Jeffrey P. Orleans                                         September 23, 2002
------------------------------------
Jeffrey P. Orleans
Chairman of the Board and
Chief Executive Officer

/s/Benjamin D. Goldman                                        September 23, 2002
------------------------------------
Benjamin D. Goldman
Vice Chairman and Director

/s/Jerome Goodman                                             September 23, 2002
------------------------------------
Jerome Goodman
Director

/s/Robert N. Goodman                                          September 23, 2002
------------------------------------
Robert N. Goodman
Director

/s/Andrew N. Heine                                            September 23, 2002
------------------------------------
Andrew N. Heine
Director

/s/David Kaplan                                               September 23, 2002
------------------------------------
David Kaplan
Director

/s/Lewis Katz                                                 September 23, 2002
------------------------------------
Lewis Katz
Director

/s/Robert M. Segal                                            September 23, 2002
------------------------------------
Robert M. Segal
Director

/s/John W. Temple                                             September 23, 2002
------------------------------------
John W. Temple
Director

/s/Michael T. Vesey                                           September 23, 2002
------------------------------------
Michael T. Vesey
President and Chief Operating Officer

/s/Joseph A. Santangelo                                       September 23, 2002
------------------------------------
Joseph A. Santangelo
Chief Financial Officer,
Treasurer and Secretary

                                  CERTIFICATION

         I, Jeffrey P. Orleans, certify that:

         1. I have read and reviewed this annual report of Form 10-K of Orleans Homebuilders, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: September 24, 2002
      ------------------



                                                 /s/Jeffrey P. Orleans
                                                 ------------------------
                                                 Jeffrey P. Orleans
                                                 Chief Executive Officer

                                  CERTIFICATION

         I, Joseph A. Santangelo, certify that:

         1. I have read and reviewed this annual report of Form 10-K of Orleans Homebuilders, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: September 24, 2002
      ------------------

                                                 /s/Joseph A. Santangelo
                                                 -----------------------
                                                 Joseph A. Santangelo
                                                 Chief Financial Officer

                                  CERTIFICATION

         I, Michael T. Vesey, certify that:

         1. I have read and reviewed this annual report of Form 10-K of Orleans Homebuilders, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date: September 24, 2002
      ------------------



                                      /s/Michael T. Vesey
                                      -------------------------------------
                                      Michael T. Vesey
                                      President and Chief Operating Officer

                                Index to Exhibits

Exhibit
 Number
-------

3.3 Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on December 18, 1986.

4.2 Extension of Deferral Agreement to $3,000,000 Convertible Subordinated 7% Note dated December 14, 1999.

4.3 Extension of Deferral Agreement to $3,000,000 Convertible Subordinated 7% Note dated June 13, 2001.

4.4 Extension of Deferral Agreement to $3,000,000 Convertible Subordinated 7% Note dated December 11, 2001.

10.8 Employment Agreement between the Company and J. Russell Parker, III, President of the Company's subsidiary, PLC

10.9 Employment Agreement between the Company and L. Anthony Piccola, Division Manager, Raleigh, NC

10.10 Employment Agreement between the Company and Thomas Gancsos, Division Manager, Richmond, VA

21.      Subsidiaries of Registrant.

23.      Consents of Experts and Counsel.

99.1     Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
         2002.

99.2     Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
         2002.

99.3     Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
         2002.