Form 10-Q
period 2002-09-30
ORLEANS HOMEBUILDERS INC
filed 2002-11-12
CIK 38570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2002

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

             FOR THE TRANSITION PERIOD FROM _________ TO _________.

                           Commission File No. l-6830


                           ORLEANS HOMEBUILDERS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                         59-0874323
--------------------------------                     --------------------------
(State or other jurisdiction of                      (I.R.S. Employer I.D. No.)
 incorporation or organization)


                        One Greenwood Square, Suite #101
                                3333 Street Road
                          Bensalem, Pennsylvania 19020
                    ----------------------------------------
                    (Address of principal executive offices)

                            Telephone: (215) 245-7500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No_____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No__X__

 Number of shares of common stock, par value $0.10 per share, outstanding as of
                          November 4, 2002: 11,960,899
                  (excluding 737,232 shares held in Treasury).

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                                                                                         PAGE
                                                                                         ----
                                     PART I - FINANCIAL INFORMATION
                                     ------------------------------

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets at September 30, 2002
                  and June 30, 2002                                                          1

                  Consolidated Statements of Operations and Changes
                  in Retained Earnings for the Three Months
                  Ended September 30, 2002 and 2001                                          2

                  Consolidated Statements of Cash Flows for the
                  Three Months Ended September 30, 2002 and 2001                             3

                  Notes to Consolidated Financial Statements                                 4

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  9


Item 3.           Quantitative and Qualitative Disclosures About Market Risk                17


Item 4.           Controls and Procedures                                                   17


                                     PART II - OTHER INFORMATION
                                     ---------------------------

Item 6.           Exhibits and Reports on Form 8-K                                          17



                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                               (Unaudited)
                                                                              September 30,            June 30,
                                                                                  2002                   2002
                                                                              -------------          ------------
Assets
Cash and cash equivalents                                                       $   9,978             $   7,257
Restricted cash - customer deposits                                                10,398                 9,230
Real estate held for development and sale:
    Residential properties completed or under construction                        112,139               112,279
    Land held for development or sale and improvements                             84,445                82,699
Property and equipment, at cost, less accumulated depreciation                      1,843                 1,726
Intangible assets, net of amortization                                              3,701                 3,718
Receivables, deferred charges and other assets                                     25,572                21,590
                                                                                ---------             ---------
    Total Assets                                                                $ 248,076             $ 238,499
                                                                                =========             =========

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                                $  23,027             $  24,199
Accrued expenses                                                                   23,593                23,232
Customer deposits                                                                  11,180                 9,775
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                                          115,724               113,058
Notes payable - related parties                                                     3,765                 3,750
Other notes payable                                                                 1,234                 1,224
Deferred income taxes                                                                 618                   618
                                                                                ---------             ---------
    Total Liabilities                                                             179,141               175,856
                                                                                ---------             ---------

Commitments and contingencies
Redeemable common stock                                                               999                   988
                                                                                ---------             ---------
Shareholders' Equity:
Preferred stock, $1 par, 500,000 shares authorized:
    Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value, issued and outstanding 100,000
    shares ($3,000,000 liquidation preference)                                      3,000                 3,000
Common stock, $.10 par, 20,000,000 shares authorized,
    12,698,131 shares issued                                                        1,270                 1,270
Capital in excess of par value - common stock                                      17,726                17,726
Retained earnings                                                                  46,783                40,502
Treasury stock, at cost (812,232 shares held at
    September 30, 2002 and June 30, 2002)                                            (843)                 (843)
                                                                                ---------             ---------
Total Shareholders' Equity                                                         67,936                61,655
                                                                                ---------             ---------

Total Liabilities and Shareholders' Equity                                      $ 248,076             $ 238,499
                                                                                =========             =========


            See accompanying notes which are an integral part of the
                       consolidated financial statements.

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        and Changes in Retained Earnings
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                              2002                2001
                                                                            --------            ---------
Earned revenues
    Residential properties                                                  $  86,030           $  80,260
    Other income                                                                1,088                 794
                                                                            ---------           ---------
                                                                               87,118              81,054
                                                                            ---------           ---------
Costs and expenses
    Residential properties                                                     66,051              65,895
    Other                                                                         996                 517
    Selling, general and administrative                                         9,792               8,476
    Interest
      Incurred                                                                  1,362               1,971
      Less capitalized                                                         (1,298)             (1,932)
                                                                            ---------           ---------
                                                                               76,903              74,927
                                                                            ---------           ---------

Income from operations before income taxes                                     10,215               6,127
Income tax expense                                                              3,881               2,350
                                                                            ---------           ---------

Net income                                                                      6,334               3,777
Preferred dividends                                                                53                  53
                                                                            ---------           ---------

Net income available for common shareholders                                    6,281               3,724
Retained earnings, at beginning of period                                      40,502              40,502
                                                                            ---------           ---------
Retained earnings, at end of period                                         $  46,783           $  44,226
                                                                            =========           =========

Basic earnings per share                                                    $    0.52           $    0.32
                                                                            =========           =========

Diluted earnings per share                                                  $    0.38           $    0.23
                                                                            =========           =========



            See accompanying notes which are an integral part of the
                       consolidated financial statements.

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                                  2002                2001
                                                                                --------            ---------
Cash flows from operating activities:
    Net income                                                                   $  6,334           $  3,777
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                                     164                 95
    Noncash compensation                                                               11                 11
Changes in operating assets and liabilities:
    Restricted cash - customer deposits                                            (1,168)              (835)
    Real estate held for development and sale                                      (1,606)           (22,006)
    Receivables, deferred charges and other assets                                 (3,997)               557
    Accounts payable and other liabilities                                           (796)               491
    Customer deposits                                                               1,405                640
                                                                                 --------           --------
Net cash provided by (used in) operating activities                                   347            (17,270)
                                                                                 --------           --------
Cash flows from investing activities:
    Purchases of property and equipment                                              (281)              (343)
    Acquisition of PLC, net of cash acquired                                           17               (359)
                                                                                 --------           --------
Net cash used in investing activities                                                (264)              (702)
                                                                                 --------           --------
Cash flows from financing activities:
    Borrowings from loans secured by real estate assets                            64,489             59,629
    Repayment of loans secured by real estate assets                              (61,823)           (44,029)
    Borrowings from other note obligations                                             35                493
    Repayment of other note obligations                                               (10)              (393)
    Preferred stock dividend                                                          (53)               (53)
                                                                                 --------           --------
Net cash provided by financing activities                                           2,638             15,647
                                                                                 --------           --------

Net increase (decrease) in cash and cash equivalents                                2,721             (2,325)
Cash and cash equivalents at beginning of year                                      7,257             13,560
                                                                                 --------           --------
Cash and cash equivalents at end of period                                       $  9,978           $ 11,235
                                                                                 ========           ========
Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized                                    $     64           $    131
                                                                                 ========           ========
    Income taxes paid                                                            $  4,060           $    230
                                                                                 ========           ========


            See accompanying notes which are an integral part of the
                       consolidated financial statements.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(A)  Summary of Significant Accounting Policies:

     The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference is made to Form 10-K as of and for the year ended June 30, 2002 for Orleans Homebuilders, Inc. and subsidiaries (the "Company") for additional disclosures, including a summary of the Company's accounting policies.

     In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company for the periods presented. The interim operating results of the Company may not be indicative of operating results for the full year.

     Certain amounts for fiscal year 2002 have been reclassified to conform to the fiscal year 2003 presentation.

     Recent accounting pronouncements:

     In June 1998, the FASB issued SFAS No. 133. On June 23, 1999, the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for use of derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as
     (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability of an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances, a hedge of a foreign currency exposure. On July 1, 2000, the Company adopted this pronouncement, as amended by SFAS No. 137 and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Hedging Activities - an Amendment of FASB No. 133". The adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company because the Company has not entered into any freestanding derivatives and has no embedded derivatives that require bifurcation and separate treatment. However, should the Company change its use of such derivatives, the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

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

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). The Company was required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees". The initial adoption of FIN 44 by the Company did not have a material financial impact on its consolidated financial position or results of operations.

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

     In June 2001, the FASB also issued SFAS No. 142, which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS No. 141. SFAS No. 142 supercedes APB Opinion No.17, "Intangible Assets" and related interpretations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the provision of SFAS No. 142 at the beginning of its new fiscal year. Accordingly, the Company elected to early adopt SFAS No. 142 effective with the beginning of its fiscal year on July 1, 2001. The Company did not recognize any charge to earnings for the cumulative effect upon adoption because all such intangibles relate to the Company's recent acquisition of PLC for which no impairment was required under SFAS No. 142. Upon adoption, such intangibles, which were being amortized over ten years prior to adoption, are no longer amortized, but continue to be subject to periodic review for impairment. Amortization of such intangibles was $167,000 for fiscal 2001.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company adopted SFAS No. 144 effective July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the financial position or results of operations of the Company.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds both SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), and the amendments to SFAS No. 4, SFAS No. 64, "Extinguishments of Debt made to Satisfy Sinking-Fund Requirements" ("SFAS No. 64"). Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). However, due to the nature of the Company's operations, it is not expected that such treatment will be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB No. 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 effective July 1, 2002. The adoption of SFAS No. 145 did not have a material impact on the financial position or results of operations of the Company.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. SFAS No. 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Company adopted SFAS No. 146 effective July 1, 2002. The adoption of SFAS No. 146 did not have a material impact on the financial position or results of operations of the Company.



(B)  Earnings Per Share:

     Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Basic shares outstanding includes the pro rata portion of unconditional shares issuable as part of the purchase price of the Parker & Lancaster Corporation acquisition on October 13, 2000. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three months ended September 30, 2002 and 2001, respectively, are shown in the following table.

                                                           Three Months Ended
                                                              September 30,
                                                            2002        2001
                                                           ------      ------
                                                               (Unaudited)
                                                              (in thousands)
Total common shares issued                                 12,698       12,698
Shares not issued, but
  unconditionally issuable                                    205          273
Less:  Average treasury shares outstanding                   (812)      (1,340)
                                                          -------      -------
Basic EPS shares                                           12,091       11,631

Effect of assumed shares issued under
  treasury stock method for stock options                     553          674
Effect of assumed conversion of $3 million
  Convertible Subordinated 7% Note                          2,000        2,000
Effect of assumed conversion of $3 million
  Series D Preferred Stock                                  2,000        2,000
                                                          -------      -------
Diluted EPS shares                                         16,644       16,305
                                                          =======      =======

Net income available for common shareholders              $ 6,281      $ 3,724
Effect of assumed conversion of $3 million
  Convertible Subordinated 7% Note                             33           33
Effect of assumed conversion of $3 million
  Series D Preferred Stock                                     53           53
                                                          -------      -------
Adjusted net income for diluted EPS                       $ 6,367      $ 3,810
                                                          =======      =======

(C)  Residential Properties Completed or under Construction:


     Residential properties completed or under construction consist of the following:

                                          September 30,           June 30,
                                              2002                  2002
                                          -------------           ---------
                                                     (Unaudited)
                                                    (in thousands)
     Under contract for sale               $  75,691              $  76,885
     Unsold                                   36,448                 35,394
                                           ---------              ---------
                                           $ 112,139              $ 112,279
                                           =========              =========


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

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations

         Orleans Homebuilders, Inc. and its subsidiaries (collectively, the "Company", "OHB" or "Orleans") are currently engaged in residential real estate development in New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia. The Company has operated in the Pennsylvania and New Jersey areas for over 80 years and began operations in North Carolina, South Carolina and Virginia in fiscal 2001 through the acquisition of Parker & Lancaster Corporation ("PLC"), a privately-held residential homebuilder. References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ending June 30th of that year. For example, the phrases "fiscal 2002" or "2002 fiscal year" refer to the fiscal year ended June 30, 2002.


Results of Operations

         The following table (unaudited) sets forth certain details as to residential sales activity. The information provided is for the three months ended September 30, 2002 and 2001 in the case of revenues earned and new orders, and as of September 30, 2002 and 2001 in the case of backlog.


                                                            Three Months Ended September 30,
                                                        2002                                 2001
                                        -----------------------------------------------------------------------
                                                                  (Dollars in thousands)
Northern Region                                                  Average                              Average
New Jersey and Pennsylvania:                Amount       Homes    Price        Amount         Homes    Price
Revenues earned                            $ 62,069       205     $ 303       $ 51,804         189     $ 274
New orders                                   74,650       213       350         51,616         195       265
Backlog                                     163,205       475       344        144,451         483       299

Southern Region
North Carolina, South Carolina
  and Virginia:
Revenues earned                            $ 23,961        91     $ 263       $ 28,456         118     $ 241
New orders                                   36,273       126       288         28,889         119       243
Backlog                                      67,752       215       315         56,638         214       265

Combined Regions
Revenues earned                            $ 86,030       296     $ 291       $ 80,260         307     $ 261
New orders                                  110,923       339       327         80,505         314       256
Backlog                                     230,957       690       335        201,089         697       289


                 Three Months Ended September 30, 2002 and 2001

Orders and Backlog

         The dollar value of new orders for the three months ended September 30, 2002 increased $30,418,000, or 37.8%, to $110,923,000 on 339 homes, compared to
$80,505,000 on 314 homes for the three months ended September 30, 2001. The increase in new order dollars is primarily attributable to an increase in northern region new order dollars of $23,034,000, or 44.6% when compared to the comparable quarter of the prior fiscal year. Southern region new order dollars increased $7,384,000, or approximately 25.6% when compared to the comparable quarter of the prior fiscal year. The increase in new order dollars is a result of favorable conditions in the homebuilding industry, most notably, favorable financing conditions. In addition, the average price per unit of new orders in the combined regions increased approximately 27.7%, to $327,000 per home for the first quarter of fiscal 2003, compared to $256,000 per home for the first quarter of fiscal 2002. This change in the average price per unit of new orders is due to a change in the Company's current product offerings, to more single family homes, as well as an increase in unit sales prices due to favorable economic conditions in the homebuilding industry. Overall, unit sales prices have increased at the majority of communities opened during the first quarter of fiscal 2003, when compared with the same communities and units offered for sale in the first quarter of fiscal 2002.

         The dollar backlog at September 30, 2002 increased $29,868,000, or 14.9%, to $230,957,000 on 690 homes compared to the backlog at September 30, 2001 of $201,089,000 on 697 homes. The increase in backlog and backlog dollars is primarily attributable to favorable economic conditions for the homebuilding industry in the regions where the Company operates. These favorable economic conditions, most notably favorable financing conditions, have resulted in strong customer demand and positive home pricing trends.


Operating Revenues

         Earned revenues for the first quarter ended September 30, 2002 increased $6,064,000 to $87,118,000, or 7.5%, compared to the first quarter ended September 30, 2001. Revenues from the sale of residential homes included 296 homes totaling $86,030,000 during the first quarter of fiscal 2003, as compared to 307 homes totaling $80,260,000 during the first quarter of fiscal 2002. The increase in residential revenue earned is due to an increase in northern region residential revenue earned of approximately $10,265,000, partially offset by a decrease in southern region residential revenue earned of approximately $4,495,000, compared with the prior year comparable quarter. The overall increase in residential revenue earned is attributable to an increase in the average selling price per home for the first quarter of fiscal 2003, compared to the comparable quarter of the prior fiscal year. This change in the average selling price per home is due to a change in the Company's current product offerings, to more single family homes, as well as an increase in unit sales prices due to favorable economic conditions in the homebuilding industry. Furthermore, a shortage of approved building lots in key markets has resulted in additional favorable pricing conditions for homebuilders. The overall average selling price per home delivered in the first quarter of fiscal 2003 increased by approximately 11.5% to $291,000 per home, compared to $261,000 per home for the first quarter of fiscal 2002. The overall average sales price per home varies from year-to-year depending upon current product offerings, among other factors. Average sales prices have increased at the majority of communities opened during the first three months of fiscal 2003, when compared with the same communities and units offered for sale in the first three months of fiscal 2002.


Costs and Expenses

         Costs and expenses for the first three months of fiscal 2003 increased $1,976,000 to $76,903,000, or 2.6%, compared with the first three months of fiscal 2002. The cost of residential properties for the first three months of fiscal 2003 increased $156,000 to $66,051,000, or less than 1%, when compared with the first three months of fiscal 2002. The increase in the cost of residential properties of less than 1% compared to the increase in residential property revenue of approximately 7.5% during the same time period is due to an increase in gross profit margins for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Gross profit margins on residential property revenues were 23.2% for the first three months of fiscal 2003, compared with 17.9% for the first three months of fiscal 2002. The increase in gross profit margin on residential property revenues for the first quarter of fiscal 2003 compared with the first quarter of fiscal 2002 is a result of favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. Also contributing to the increase in gross profit margin on residential property revenue was the increase in units sales prices, the decreased costs of construction financing and the relatively stable costs for key building materials, when compared to the prior fiscal year.

         For the first three months of fiscal 2003, selling, general and administrative expenses increased $1,316,000 to $9,792,000, or 15.5%, when compared with the first three months of fiscal 2002. The increase in selling, general and administrative expenses is due to an increase in advertising of approximately $611,000 and sales commissions and incentive compensation of approximately $416,000 attributable to the Company's growth in residential revenue and profit. The Company has a bonus compensation plan for its executive officers and key employees calculated at a predetermined percentage of certain of its consolidated pretax earnings. In addition, certain regional employees not participating in the bonus compensation plan are awarded bonuses based upon the pretax earnings of the respective regions. The selling, general and administrative expenses as a percentage of residential property revenue increased to 11.4% for the first quarter of fiscal 2003 compared to 10.6% for the first quarter of fiscal 2002. The increase in selling, general and administrative expenses as a percentage of residential property revenue is partially attributable to the increase in fixed advertising costs of approximately $611,000 when compared with the prior year quarter. In addition, although selling, general and administrative costs in the southern region remained relatively consistent with the prior year period, residential property revenue decreased resulting in an increase in selling, general and administrative expenses as a percentage of residential property revenue for the first quarter of fiscal 2003.


Net Income Available for Common Shareholders

         Net income available for common shareholders for the first three months of fiscal 2003 increased $2,557,000, or 68.7%, to $6,281,000 ($.52 basic and
$.38 diluted earnings per share), compared with $3,724,000 ($.32 basic and $.23 diluted earnings per share) for the first three months of fiscal 2002. This increase in net income available for common shareholders is attributable to increased residential property revenue in the northern region and favorable conditions in the homebuilding industry resulting in strong customer demand, positive home pricing trends and improved gross margins.

Liquidity and Capital Resources

         The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At September 30, 2002, the Company had approximately $127,750,000 available under existing secured revolving and construction loans for planned development expenditures. In addition, the Company had $4,000,000 available under an existing unsecured line of credit and working capital arrangement with Jeffrey P. Orleans, Chairman, Chief Executive Officer and majority shareholder of the Company.

         Net cash provided by operating activities for the first quarter of fiscal 2003 was $347,000 compared to net cash used in operating activities for the prior fiscal year period of $17,270,000. The decrease in net cash used in operating activities is primarily attributable to a decrease in real estate held for development and sale and an increase in net income, partially offset by an increase in receivables, deferred charges and other assets when compared with the prior year quarter. The decrease in real estate held for development and sale is primarily due to the fact that in the prior year quarter the Company purchased substantially all of the assets of Rottlund Homes of New Jersey, Inc., for approximately $15,800,000. Net cash used in investing activities for the first quarter of fiscal 2003 was $264,000, compared to $702,000 for the prior fiscal year quarter. This decrease is primarily related to a decrease in investing activities related to the acquisition of PLC. Net cash provided by financing activities for the first quarter of fiscal 2003 was $2,638,000, compared to $15,647,000 for the prior fiscal year period. The decrease in net cash provided by financing activities is primarily due to the fact that in the prior year quarter the Company obtained financing of approximately $15,116,000 for the purchase of substantially all of the assets of Rottlund Homes of New Jersey, Inc.

         During the three months ended September 30, 2002, the Company acquired land for future development that should yield approximately 170 building lots. The aggregate purchase price was approximately $6,902,000, including approximately $5,010,000 for land purchases in North Carolina, South Carolina and Virginia.

         As of September 30, 2002, the Company had contracted to purchase, or has under option, land and improved lots for an aggregate purchase price of approximately $241,497,000 that would yield approximately 6,200 homes. Including the aforementioned lots, the Company currently controls approximately 8,500 building lots. As of September 30, 2002, the Company had incurred costs associated with the acquisition and development of these parcels aggregating $15,779,000, including $6,892,000 of paid deposits. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

         The Company believes that funds generated from operations and financing commitments from available lenders will provide the Company with sufficient capital to meet its existing operating needs.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133. On June 23, 1999, the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for use of derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability of an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances, a hedge of a foreign currency exposure. On July 1, 2000, the Company adopted this pronouncement, as amended by SFAS No. 137 and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Hedging Activities - an Amendment of FASB No. 133". The adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company because the Company has not entered into any freestanding derivatives and has no embedded derivatives that require bifurcation and separate treatment. However, should the Company change its use of such derivatives, the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

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

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). The Company was required to adopt FIN 44 effective July 1, 2000 with respect to certain provisions applicable to new awards, exchanges of awards in a business combination, modifications to outstanding awards, and changes in grantee status that occur on or after that date. FIN 44 addresses practice issues related to the application of Accounting Practice Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees". The initial adoption of FIN 44 by the Company did not have a material financial impact on its consolidated financial position or results of operations.

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

In June 2001, the FASB also issued SFAS No. 142, which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS No. 141. SFAS No. 142 supercedes APB Opinion No.17, "Intangible Assets" and related interpretations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the provision of SFAS No. 142 at the beginning of its new fiscal year. Accordingly, the Company elected to early adopt SFAS No. 142 effective with the beginning of its fiscal year on July 1, 2001. The Company did not recognize any charge to earnings for the cumulative effect upon adoption because all such intangibles relate to the Company's recent acquisition of PLC for which no impairment was required under SFAS No. 142. Upon adoption, such intangibles, which were being amortized over ten years prior to adoption, are no longer amortized, but continue to be subject to periodic review for impairment. Amortization of such intangibles was $167,000 for fiscal 2001.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company adopted SFAS No. 144 effective July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the financial position or results of operations of the Company.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds both SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), and the amendments to SFAS No. 4, SFAS No. 64, "Extinguishments of Debt made to Satisfy Sinking-Fund Requirements" ("SFAS No. 64"). Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). However, due to the nature of the Company's operations, it is not expected that such treatment will be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB No. 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 effective July 1, 2002. The adoption of SFAS No. 145 did not have a material impact on the financial position or results of operations of the Company.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"), which is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. SFAS No. 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The Company adopted SFAS No. 146 effective July 1, 2002. The adoption of SFAS No. 146 did not have a material impact on the financial position or results of operations of the Company.



Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

         In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by statute. Generally words such as "may", "will", "should", "could", "anticipate", "expect", "intend", "estimate", "plan", "continue", and "believe" or the negative of or other variation on these and other similar expressions identify forward-looking statements. These forward-looking statements are made only as of the date of this report. The Company does not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

         Forward-looking statements are based on current expectations and involve risks and uncertainties and the Company's future results could differ significantly from those expressed or implied by the Company's forward-looking statements.

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

     o   changes in price and availability of building material;

     o changes in mortgage interest rates charged to buyers of the Company's homes;

     o changes in the availability and cost of financing for the Company's operations, including land acquisitions;

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company's principal market risk exposure continues to be interest rate risk. A majority of the Company's debt is variable based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. There have been no material adverse changes to the Company's (1) exposure to risk and (2) management of these risks, since June 30, 2002.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

         Within 90 days prior to the date of this report (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, these officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective.

Changes in internal controls

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.


                           PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.
------            --------------------------------

     (a)          Exhibits.
                  ---------

                  99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  99.3 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)          Reports on Form 8-K.
                  --------------------

                  None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ORLEANS HOMEBUILDERS, INC.
                                  (Registrant)

November 12, 2002                 /s/ Michael T. Vesey
                                  --------------------
                                  Michael T. Vesey
                                  President and Chief Operating Officer


November 12, 2002                 /s/ Joseph A. Santangelo
                                  ------------------------
                                  Joseph A. Santangelo
                                  Treasurer, Secretary and
                                  Chief Financial Officer

                                 CERTIFICATIONS

         I, Jeffrey P. Orleans, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Orleans Homebuilders, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) All signification deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                        /s/ Jeffrey P. Orleans
                                        ----------------------------------------
                                        Jeffrey P. Orleans
                                        Chief Executive Officer

                                 CERTIFICATIONS

         I, Michael T. Vesey, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Orleans Homebuilders, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) All signification deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                        /s/ Michael T. Vesey
                                        ----------------------------------------
                                        Michael T. Vesey
                                        President and Chief Operating Officer

                                 CERTIFICATIONS

         I, Joseph A. Santangelo, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Orleans Homebuilders, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) All signification deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 12, 2002

                                       /s/ Joseph A. Santangelo
                                       -----------------------------------------
                                       Joseph A. Santangelo
                                       Chief Financial Officer

                                  EXHIBIT INDEX


99.1*   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3*   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.













------------------
* Exhibits included with this filing.