Form 10-Q
period 2002-12-31
ORLEANS HOMEBUILDERS INC
filed 2003-02-13
CIK 38570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2002

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__       No ___

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes____      No __X__


  Number of shares of common stock, par value $0.10 per share outstanding as of
                          February 5, 2003: 12,627,565
                  (excluding 737,232 shares held in Treasury).

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                                                                                               PAGE
                                                                                               ----
                                   PART 1 - FINANCIAL INFORMATION
                                   ------------------------------

Item 1.           Financial Statements (unaudited)
-------

                  Consolidated Balance Sheets at December 31, 2002
                    and June 30, 2002                                                            1

                  Consolidated Statements of Operations and Changes
                    in Retained Earnings for the Three and Six Months
                    Ended December 31, 2002 and 2001                                             2

                  Consolidated Statements of Cash Flows for the Six
                    Months Ended December 31, 2002 and 2001                                      3

                  Notes to Consolidated Financial Statements                                     4

Item 2.           Management's Discussion and Analysis of Financial
-------             Condition and Results of Operations                                          11

Item 3.           Quantitative and Qualitative Disclosures About Market
-------             Risk                                                                         23

Item 4.           Controls and Procedures                                                        23
------



                                     PART II - OTHER INFORMATION
                                     ---------------------------

Item 4.           Submission of Matters to a Vote of Security Holders                            24
-------

Item 6.           Exhibits and Reports on Form 8-K                                               24
-------


                                 Orleans Homebuilders, Inc. and Subsidiaries
                                         Consolidated Balance Sheets
                                               (in thousands)

                                                                             (Unaudited)
                                                                             December 31,          June 30,
                                                                                2002                 2002
                                                                              --------             --------
Assets
Cash and cash equivalents                                                     $  6,833             $  7,257
Restricted cash - customer deposits                                             11,890                9,230
Real estate held for development and sale:
    Residential properties completed or under construction                     113,854              112,279
    Land held for development or sale and improvements                          88,361               82,699
Property and equipment, at cost, less accumulated depreciation                   1,925                1,726
Intangible assets, net of amortization                                           3,874                3,718
Receivables, deferred charges and other assets                                  39,117               21,590
                                                                              --------             --------
    Total Assets                                                              $265,854             $238,499
                                                                              ========             ========


Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                              $ 19,809             $ 24,199
Accrued expenses                                                                32,212               23,232
Customer deposits                                                               12,799                9,775
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                                       122,290              113,058
Notes payable - related parties                                                  3,500                3,750
Other notes payable                                                                 90                1,224
Deferred income taxes                                                              618                  618
                                                                              --------             --------
    Total Liabilities                                                          191,318              175,856
                                                                              --------             --------

Commitments and contingencies

Redeemable common stock                                                            999                  988
                                                                              --------             --------

Shareholders' Equity:
Preferred stock, $1 par, 500,000 shares authorized:
    Series D convertible preferred stock, 7% cumulative
    annual dividend, $30 stated value, issued and
    outstanding 100,000 shares ($3,000,000
    liquidation preference)                                                      3,000                3,000
Common stock, $.10 par, 20,000,000 shares authorized,
    12,698,131 shares issued                                                     1,270                1,270
Capital in excess of par value - common stock                                   17,726               17,726
Retained earnings                                                               52,384               40,502
Treasury stock, at cost (737,232 and 812,232 shares held at
    December 31, 2002 and June 30, 2002, respectively)                            (843)                (843)
                                                                              --------             --------
Total Shareholders' Equity                                                      73,537               61,655
                                                                              --------             --------

Total Liabilities and Shareholders' Equity                                    $265,854             $238,499
                                                                              ========             ========



                 See notes to consolidated financial statements


                                 Orleans Homebuilders, Inc. and Subsidiaries
                                    Consolidated Statements of Operations
                                      and Changes in Retained Earnings
                                                 (Unaudited)
                                  (in thousands, except per share amounts)

                                                           Three Months Ended          Six Months Ended
                                                              December 31,               December 31,
                                                           2002         2001          2002          2001
                                                        ---------     ---------     ---------     ---------
Earned revenues
    Residential properties                              $  86,198     $  87,244     $ 172,228     $ 167,504
    Land sales                                                 --            53            --            53
    Other income                                            1,252           865         2,340         1,659
                                                        ---------     ---------     ---------     ---------
                                                           87,450        88,162       174,568       169,216
                                                        ---------     ---------     ---------     ---------
Costs and expenses
    Residential properties                                 67,207        70,690       133,258       136,585
    Land sales                                                 --            67            --            67
    Other                                                     827           740         1,823         1,257
    Selling, general and administrative                    10,277         9,955        20,069        18,431
    Interest
      Incurred                                              1,571         2,186         3,039         4,296
      Less capitalized                                     (1,552)       (2,117)       (2,956)       (4,188)
                                                        ---------     ---------     ---------     ---------
                                                           78,330        81,521       155,233       156,448
                                                        ---------     ---------     ---------     ---------

Income from operations before income taxes                  9,120         6,641        19,335        12,768
Income tax expense                                          3,467         2,551         7,348         4,901
                                                        ---------     ---------     ---------     ---------

Net income                                                  5,653         4,090        11,987         7,867
Preferred dividends                                            52            52           105           105
                                                        ---------     ---------     ---------     ---------

Net income available for common shareholders                5,601         4,038        11,882         7,762
Retained earnings, at beginning of period                  46,783        26,523        40,502        22,799
                                                        ---------     ---------     ---------     ---------
Retained earnings, at end of period                     $  52,384     $  30,561     $  52,384     $  30,561
                                                        =========     =========     =========     =========

Basic earnings per share                                $    0.46     $    0.35     $    0.98     $    0.67
                                                        =========     =========     =========     =========

Diluted earnings per share                              $    0.34     $    0.25     $    0.72     $    0.49
                                                        =========     =========     =========     =========




                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                            Six Months Ended
                                                              December 31,
                                                           2002         2001
                                                         ---------    ---------
Cash flows from operating activities:
    Net income                                           $  11,987    $   7,867
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                              319          310
    Noncash compensation                                        11           22
Changes in operating assets and liabilities:
    Restricted cash - customer deposits                     (2,660)        (500)
    Real estate held for development and sale               (7,237)     (21,973)
    Receivables, deferred charges and other assets          (8,527)      (2,731)
    Accounts payable and other liabilities                  (4,410)      (1,384)
    Customer deposits                                        3,024          223
                                                         ---------    ---------
Net cash used in operating activities                       (7,493)     (18,166)
                                                         ---------    ---------

Cash flows from investing activities:
    Purchases of property and equipment                       (518)        (455)
    Acquisition of PLC, net of cash acquired                  (156)        (791)
                                                         ---------    ---------
Net cash used in investing activities                         (674)      (1,246)
                                                         ---------    ---------

Cash flows from financing activities:
    Borrowings from loans secured by real estate assets    131,131      124,760
    Repayment of loans secured by real estate assets      (121,899)    (108,678)
    Borrowings from other note obligations                      31       14,510
    Repayment of other note obligations                     (1,415)     (20,455)
    Preferred stock dividend                                  (105)        (105)
                                                         ---------    ---------
Net cash provided by financing activities                    7,743       10,032
                                                         ---------    ---------

Net decrease in cash and cash equivalents                     (424)      (9,380)
Cash and cash equivalents at beginning of period             7,257       13,560
                                                         ---------    ---------
Cash and cash equivalents at end of period               $   6,833    $   4,180
                                                         =========    =========

Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized            $      83    $     108
                                                         =========    =========

    Income taxes paid                                    $   9,082    $   3,890
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

              In June 2001, the FASB issued SFAS No. 141, which establishes standards for reporting business combinations entered into after June 30, 2001 and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". Among other things, SFAS No. 141 requires that all business combinations be accounted for as purchase transactions and provides specific guidance on the definition of intangible assets which require separate treatment. The statement is applicable for all business combinations entered into after June 30, 2001 and also requires that companies apply its provisions relating to intangibles from pre-existing business combinations.

              In June 2001, the FASB also issued SFAS No. 142, which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS No. 141. SFAS No. 142 supersedes APB Opinion No.17, "Intangible Assets" and related interpretations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the provision of SFAS No. 142 at the beginning of its new fiscal year. Accordingly, the Company elected to early adopt SFAS No. 142 effective with the beginning of its fiscal year on July 1, 2001. The Company did not recognize any charge to earnings for the cumulative effect upon adoption because all such intangibles relate to the Company's recent acquisition of PLC for which no impairment was required under SFAS No. 142. Upon adoption, such intangibles, which were being amortized over ten years prior to adoption, are no longer amortized, but continue to be subject to periodic review for impairment. Amortization of such intangibles was $167,000 for fiscal 2001.

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

              In December 2002 the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 effective July 1, 2002. The adoption of SFAS No. 148 did not have a material impact on the financial position or results of operations of the Company.

              In January 2003, FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB 51". FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights ("variable interest entities or "VIE") and how to determine when and which business enterprise should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The transitional disclosure requirements take effect immediately and are required for all financial statements initially issued after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the financial position or results of operations of the Company.


          (B) Earnings Per Share:

              Basic earnings per common share are computed by dividing net income by weighted average number of common shares outstanding. Basic shares outstanding includes the pro rata portion of unconditional shares issuable as part of the purchase price of the Parker & Lancaster Corporation acquisition on October 13, 2000. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three and six months ended December 31, 2002 and 2001, respectively, are shown in the following table.

                                                               Three Months Ended         Six Months Ended
                                                                               December 31,
                                                            ---------------------------------------------------
                                                               2002          2001           2002         2001
                                                            ----------    ----------      --------      -------
                                                                                 (Unaudited)
                                                                                (in thousands)
              Total common shares issued                        12,698        12,698        12,698       12,698
              Unconditional shares issuable                        137           273           137          273
              Less:  Average treasury shares outstanding           737         1,340           737        1,340
                                                            ----------    ----------      --------      -------
              Basic EPS shares                                  12,098        11,631        12,098       11,631
              Effect of assumed shares issued under
                treasury stock method for stock options            552           749           551          712
              Effect of assumed conversion of $3 million
                Convertible Subordinated 7% Note                 2,000         2,000         2,000        2,000
              Effect of assumed conversion of
                $3 million Series D Preferred Stock              2,000         2,000         2,000        2,000
                                                            ----------    ----------      --------      -------
              Diluted EPS shares                                16,650        16,380        16,649       16,343
                                                            ==========    ==========      ========      =======

              Net income available for common
                shareholders                                   $ 5,601       $ 4,038      $ 11,882      $ 7,762
              Effect of assumed conversion of $3 million
                Series D Preferred Stock                            52            52           105          105
              Effect of assumed conversion of $3 million
                Convertible Subordinated 7% Note                    33            33            65           65
                                                            ----------    ----------      --------      -------
              Adjusted net income for diluted EPS              $ 5,686       $ 4,123      $ 12,052      $ 7,932
                                                            ==========    ==========      ========      =======




          (C) Residential Properties Completed or Under Construction:

              Residential properties completed or under construction consist of the following:

                                             December 31,       June 30,
                                                 2002             2002
                                               --------         --------
                                                     (Unaudited)
                                                    (in thousands)

                  Under contract for sale      $ 75,533         $ 76,885
                  Unsold                         38,321           35,394
                                               --------         --------
                                               $113,854         $112,279
                                               ========         ========

          (D) Litigation:

              In January 2003, a settlement in the amount of $9,000,000 was reached in an action brought against the Company, as defendant, arising out of an injury to a workman who was injured during the construction phase of a home at a Company project located in Newtown, Bucks County, PA. The settlement will be paid entirely by the Company's liability insurance carrier as follows:

              A lump sum payment of approximately $5,400,000 is payable to the plaintiff as well as a $5,000 per month payment through 2033, increased annually by 3%. In addition, a payment of approximately $2,100,000 is payable to a medical trust account. The medical trust account will be used to fund, on an annual basis through 2033, a medical custodial account for the benefit of the plaintiff. In addition, the medical mustodial account will be funded with an initial payment of $200,000.

              The Company's liability insurance carrier is paying the entire settlement. However, at December 31, 2002, in order to reflect the accounting of this transaction on the Company's books and records, the Company has recorded a $9,000,000 receivable in the Receivables, deferred charges and other assets category of the balance sheet as well as a $9,000,000 accrual in the Accrued expenses category of the balance sheet. The disbursements required by this settlement are expected to be made directly by the insurance carrier and the Company will not be involved with the receipt or disbursement of these funds.

              During fiscal 2003, a class action lawsuit was filed against Orleans Homebuilders, Inc. and certain of its unnamed affiliates, in Burlington County, New Jersey. The Township of Mount Laurel intervened as a party in the lawsuit. The lawsuit alleged, in part, that certain townhomes and condominiums designed and constructed by Orleans Homebuilders, Inc and certain of its affiliates did not have sufficient combustion air in the utility rooms, thereby causing a carbon monoxide build-up in the homes. In January 2003, the Company reached a settlement of the lawsuit. While the settlement is still subject to the court approval, the pertinent terms of the settlement are as follows:

              As many as approximately 3,600 homeowners will be given the opportunity to have their homes inspected by the Township of Mount Laurel to determine whether the utility room has adequate combustion air as required by the applicable construction code in effect at the time the home was constructed. If the inspection reveals inadequate combustion air, the Company, at its sole cost will repair the home. In addition, those homeowners given the opportunity to have their homes inspected also will be given the opportunity to receive a carbon monoxide detector at the Company's sole cost and expense. The Township of Mount Laurel will act as administrator and the Company has agreed to pay the township for the homes inspected, up to an aggregate of $100,000. Further, approximately 1,700 homeowners will be given a one time opportunity to have their gas-fired appliances inspected and cleaned at the Company's sole cost and expense. The Company has agreed to pay plaintiffs' attorneys' fees and costs of $445,000.

              The Company has reached a settlement with its insurer to partially cover the costs of the settlement. The Company has accrued estimated costs of approximately $500,000, net of insurance proceeds, in connection with the settlement agreement.

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

          (E) Subsequent Event:

              Included in the Notes payable - related parties category of the balance sheet at December 31, 2002 is a $3,000,000 Convertible Subordinated 7% Note dated August 8, 1996 issued to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company. This
              note is convertible into Orleans Homebuilders, Inc. common stock at $1.50 per share, interest is payable quarterly and principal is due in annual installments of $1,000,000 beginning January 1, 2003. With prior notice given, in January 2003, Mr. Orleans elected to convert the first annual installment into 666,666 shares of Orleans Homebuilders, Inc. common stock.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2.           Management's Discussion and Analysis of
-------           ---------------------------------------
                  Financial Condition and Results of Operations
                  ---------------------------------------------

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

                                                            Six Months Ended December 31,
                                                       2002                               2001
                                       ------------------------------------------------------------------------
                                                                         (Unaudited)
                                                                    (Dollars in thousands)
Northern Region                                                      Average                            Average
New Jersey and Pennsylvania:                    Amount   Homes        Price        Amount   Homes        Price
Revenues earned                               $ 118,376   390         $ 304      $ 107,891   389         $ 277
New orders                                      127,277   344           370        100,157   371           270
Backlog                                         159,525   421           379        136,906   459           298

Southern Region
North Carolina, South Carolina
  and Virginia:
Revenues earned                               $  53,852   190         $ 283      $  59,613   243         $ 245
New orders                                       70,718   239           296         50,798   203           250
Backlog                                          72,306   229           316         47,390   173           274

Combined Regions
Revenues earned                               $ 172,228   580         $ 297      $ 167,504   632         $ 265
New orders                                      197,995   583           340        150,955   574           263
Backlog                                         231,831   650           357        184,296   632           292

                                                           Three Months Ended December 31,
                                                       2002                               2001
                                        -----------------------------------------------------------------------
                                                                     (Unaudited)
                                                                (Dollars in thousands)
Northern Region                                                       Average                           Average
New Jersey and Pennsylvania:                   Amount   Homes          Price       Amount   Homes        Price
Revenues earned                               $ 56,307   185          $ 304       $ 56,087   200         $ 280
New orders                                      52,627   131            402         48,541   176           276
Backlog                                        159,525   421            379        136,906   459           298

Southern Region
North Carolina, South Carolina
  and Virginia:
Revenues earned                               $ 29,891    99          $ 302       $ 31,157   125         $ 249
New orders                                      34,445   113            305         21,909   84            261
Backlog                                         72,306   229            316         47,390   173           274

Combined Regions
Revenues earned                               $ 86,198   284          $ 304       $ 87,244   325         $ 268
New orders                                      87,072   244            357         70,451   260           271
Backlog                                        231,831   650            357        184,296   632           292


          Three Months and Six Months Ended December 31, 2002 and 2001
          ------------------------------------------------------------

Orders and Backlog
------------------

         The dollar value of new orders for the six months ended December 31, 2002 increased $47,040,000, or approximately 31%, to $197,995,000 on 583 homes compared to $150,955,000 on 574 homes for the six months ended December 31, 2001. The increase in the dollar value of new orders is a result of favorable conditions in the homebuilding industry, most notably, favorable financing conditions. In addition, the average price per unit of new orders in the combined regions increased approximately 29.3%, to $340,000 per home for the first six months of fiscal 2003, compared to $263,000 per home for the first six months of fiscal 2002. This change in the average price per unit of new orders is due to a change in the Company's product offerings, to more single family homes, as well as an increase in unit sales prices due to favorable economic conditions in the homebuilding industry. Unit sales prices have increased at the majority of communities open during the first six months of fiscal 2003, when compared with the same communities and products offered for sale in the first six months of fiscal 2002. The number of new orders decreased in the northern region due to a change in the Company's product offerings to more single family homes when compared with the prior fiscal period. The number of new orders also decreased due to certain delays in the opening of new communities during fiscal 2003, as a result of increasingly restrictive regulations and moratoriums by governments which the Company believes is due to the intensity of development in recent years. The number of new orders increased in the southern region as the Company continues to expand in this region as a result of its October 2000 acquisition of PLC. In addition, the Company has increased its advertising and marketing in the southern region to support its entry into this market.

         The dollar value of new orders for the three months ended December 31, 2002 increased $16,621,000, or approximately 24%, to $87,072,000 on 244 homes compared to $70,451,000 on 260 homes for the three months ended December 31, 2001. The dollar value of new orders increased due to favorable conditions in the homebuilding industry and a change in the Company's product offerings as noted in the paragraph above. The number of new orders decreased in the northern region due to a change in the Company's product offerings to more single family homes when compared with the prior fiscal quarter. The number of new orders also decreased due to certain delays in the opening of new communities during the second quarter of fiscal 2003, as a result of increasingly restrictive regulations and moratoriums by governments which the Company believes is due to the intensity of development in recent years. The number of new orders increased in the southern region as the Company continues to expand in this region as a result of its October 2000 acquisition of PLC. In addition, the Company has increased its advertising and marketing in the southern region to support its entry into this market.

         The dollar backlog at December 31, 2002, increased $47,535,000, or approximately 26%, to $231,831,000 on 650 homes compared to the backlog at December 31, 2001 of $184,296,000 on 632 homes. The increase in backlog dollars is primarily attributable to favorable economic conditions for the homebuilding industry in the regions where the Company operates. These favorable economic conditions, most notably favorable financing conditions, have resulted in positive home pricing trends and consistent customer demand.

Operating Revenues
------------------

         Earned revenues for the first six months of fiscal 2003 increased $5,352,000 to $174,568,000, or 3.2%, compared to the first six months of fiscal 2002. Revenues from the sale of residential homes included 580 homes totaling $172,228,000 during the first six months of fiscal 2003, as compared to 632 homes totaling $167,504,000 during the first six months of fiscal 2002. The increase in residential revenue earned is due to an increase in northern region residential revenue earned of approximately $10,485,000, partially offset by a decrease in southern region residential revenue earned of approximately $5,761,000, compared with the prior six months ended December 31, 2001. The decrease in southern region residential revenue earned is due to a shift in homebuyer patterns to more pre-construction sales rather than pre-built specification home sales. Fewer homes have been delivered in the first six months of fiscal 2003 when compared with the same period in fiscal 2002 as pre-construction new orders take longer to fulfill than new orders for pre-built specification homes. The overall increase in residential revenue earned is attributable to an increase in the average selling price per home for the first six months of fiscal 2003, compared to the comparable six months of the prior fiscal year. This change in the average selling price per home is due to a change in the Company's product offerings in the northern region, to more single family homes, as well as an overall increase in unit sales prices due to favorable economic conditions in the homebuilding industry. Furthermore, a shortage of approved building lots in key markets has resulted in additional favorable pricing conditions for homebuilders. The overall average selling price per home delivered in the first six months of fiscal 2003 increased by approximately 12.1% to $297,000 per home, compared to $265,000 per home for the first six months of fiscal 2002. The overall average sales price per home varies from year-to-year depending upon product offerings, among other factors. Average sales prices have increased at the majority of communities open during the first six months of fiscal 2003, when compared with the same communities and products offered for sale in the first six months of fiscal 2002.

         Earned revenues for the second quarter ended December 31, 2002 decreased $712,000, or less than 1%, to $87,450,000, compared to the second quarter ended December 31, 2001. Revenues from the sale of residential homes included 284 homes totaling $86,198,000 during the second quarter of fiscal 2003, as compared to 325 homes totaling $87,244,000 during the second quarter of fiscal 2002. The decrease in residential revenue earned is due to a decrease in the number of homes delivered in the second quarter of fiscal year 2003 compared to the prior fiscal year quarter, partially offset by an increase in unit sales prices. The decrease in the number of homes delivered in the northern region is due to a change in the Company's product offerings to more single family homes, which typically take longer to construct and deliver than multi-family homes. The decrease in the number of homes delivered in the southern region is due to a shift in homebuyer patterns to more pre-construction sales rather than pre-built specification home sales. Fewer homes have been delivered in the southern region in the second quarter of fiscal 2003 when compared with the same period in fiscal 2002 as pre-construction new orders take longer to fulfill than new orders for pre-built specification homes. The impact of the decrease in the number of homes delivered was offset by an increase in the average selling price per home for the second quarter of fiscal 2003 compared to the comparable quarter of the prior fiscal year. This change in the average selling price per home is due to a change in the Company's product offerings, to more single family homes, as well as an increase in unit sales prices due to favorable economic conditions in the homebuilding industry. Furthermore, a shortage of approved building lots in key markets has resulted in additional favorable pricing conditions for homebuilders. The overall average selling price per home delivered in the second quarter of fiscal 2003 increased by approximately 13.4% to $304,000 per home, compared to $268,000 per home for the second quarter of fiscal 2002. The overall average sales price per home varies from year-to-year depending upon product offerings, among other factors. Average sales prices have increased at the majority of communities opened during the second quarter of fiscal 2003, when compared with the same communities and units offered for sale in the second quarter of fiscal 2002.

Costs and Expenses
------------------

         Costs and expenses for the first six months of fiscal 2003 decreased $1,215,000, or less than 1%, to $155,233,000, compared with the first six months of fiscal 2002. The cost of residential properties for the first six months of fiscal 2003 decreased $3,327,000 to $133,258,000, or 2.4%, when compared with the first six months of fiscal 2002. The decrease in the cost of residential properties compared to the increase in residential property revenue of approximately 2.8% during the same time period is due to an increase in gross profit margins for the first six months of fiscal 2003 compared to the first six months of fiscal 2002. Gross profit margins on residential property revenues were 22.6% for the first six months of fiscal 2003, compared with 18.5% for the first six months of fiscal 2002. The increase in gross profit margin on residential property revenues for the first six months of fiscal 2003 compared with the first six months of fiscal 2002 is a result of favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. Also contributing to the increase in gross profit margin on residential property revenue was the decreased costs of construction financing and the relatively stable costs for key building materials, when compared to the prior fiscal year period.

         For the first six months of fiscal 2003, selling, general and administrative expenses increased $1,638,000 to $20,069,000, or 8.9%, when compared with the first six months of fiscal 2002. The increase in selling, general and administrative expenses is primarily attributable to an increase in advertising of approximately $1,070,000. The increase in advertising is primarily related to the southern region as the Company continues its efforts to expand in this area and shift customers' buying patterns to more pre-construction sales rather than pre-built specification homes. In addition, the increase in selling, general and administrative expense is attributable to an increase in sales commissions and incentive compensation of approximately $571,000 attributable to the Company's growth in residential revenue and profit. The Company has a bonus compensation plan for its executive officers and key employees calculated at a predetermined percentage of certain of its consolidated pretax earnings. In addition, certain regional employees not participating in the bonus compensation plan are awarded bonuses based upon the pretax earnings of the respective regions. The selling, general and administrative expenses as a percentage of residential property revenue increased to 11.7% for the first six months of fiscal 2003 compared to 11.0% for the first six months of fiscal 2002. The increase in selling, general and administrative expenses as a percentage of residential property revenue is primarily attributable to the increase in fixed advertising costs, related to the southern region as noted above, of approximately $1,070,000 when compared with the prior year comparable period.

         Costs and expenses for the second quarter of fiscal 2003 decreased $3,191,000 to $78,330,000, or 3.9%, compared with the second quarter of fiscal 2002. The cost of residential properties for the second quarter of fiscal 2003 decreased $3,483,000 to $67,207,000, or 4.9%, when compared with the second quarter of fiscal 2002. This decrease in the cost of residential properties compared to the decrease in residential property revenue of approximately 1.2% during the same time period is due to an increase in gross profit margins for the second quarter of fiscal 2003 compared to the second quarter of fiscal 2002. Gross profit margins on residential property revenues were 22% for the second quarter of fiscal 2003, compared with 19% for the second quarter of fiscal 2002. The increase in gross profit margin on residential property revenues for the second quarter of fiscal 2003 compared with the second quarter of fiscal 2002 is a result of favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. Also contributing to the increase in gross profit margin on residential property revenue was the decreased costs of construction financing and the relatively stable costs for key building materials, when compared to the prior fiscal year quarter.

         For the second quarter of fiscal 2003, selling, general and administrative expenses increased $322,000 to $10,277,000, or 3.2%, when compared with the second quarter of fiscal 2002. The increase in selling, general and administrative expenses is primarily attributable to an increase in advertising of approximately $459,000. The increase in advertising is primarily related to the southern region as the Company continues its efforts to expand in this area and shift customers' buying patterns to more pre-construction sales rather than pre-built specification homes. In addition, the increase in selling, general and administrative expense is attributable to an increase in sales commissions and incentive compensation of approximately $234,000 attributable to the Company's increased profitability. The Company has a bonus compensation plan for its executive officers and key employees calculated at a predetermined percentage of certain of its consolidated pretax earnings. In addition, certain regional employees not participating in the bonus compensation plan are awarded bonuses based upon the pretax earnings of the respective regions. The increase in selling, general and administrative expense is partially offset by a decrease in sales office expense as a result of fewer communities offered for sale in the second quarter of fiscal 2003 compared with the second quarter of fiscal 2002. The selling, general and administrative expenses as a percentage of residential property revenue increased to 11.9% for the second quarter of fiscal 2003 compared to 11.4% for the second quarter of fiscal 2002. The increase in selling, general and administrative expenses as a percentage of residential property revenue is partially attributable to the increase in fixed advertising costs, related to the southern region as noted above, of approximately $459,000 when compared with the prior year comparable period. In addition, the decrease in residential property revenue resulted in an increase in selling, general and administrative expenses as a percentage of residential property revenue for the second quarter of fiscal 2003.

Net Income Available for Common Shareholders
--------------------------------------------

         Net income available for common shareholders for the first six months of fiscal 2003 increased $4,120,000, or 53.1%, to $11,882,000 ($.98 basic and
$.72 diluted earnings per share), compared with $7,762,000 ($.67 basic and $.49 diluted earnings per share) for the first six months of fiscal 2002. Net income available for common shareholders for the second quarter of fiscal 2003 increased $1,563,000, or 38.7%, to $5,601,000 ($.46 basic and $.34 diluted earnings per share), compared with $4,038,000 ($.35 basic and $.25 diluted earnings per share) for the second quarter of fiscal 2002. This increase in net income available for common shareholders is primarily attributable to increased residential property revenue in the northern region and favorable conditions in the homebuilding industry resulting in strong customer demand, positive home pricing trends and improved gross margins.

Liquidity and Capital Resources
-------------------------------

         The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At December 31, 2002, the Company had approximately $114,207,000 available under existing secured revolving and construction loans for planned development expenditures. In addition, the Company had $4,000,000 available under an existing unsecured line of credit and working capital arrangement with Jeffrey P. Orleans, Chairman, Chief Executive Officer and majority shareholder of the Company.

         Net cash used in operating activities for the first six months of fiscal 2003 was $7,493,000 compared to net cash used in operating activities for the prior fiscal year period of $18,166,000. The decrease in net cash used in operating activities is primarily attributable to a decrease in real estate held for development and sale and an increase in net income, partially offset by an increase in receivables, deferred charges and other assets and a decrease in accounts payable and other liabilities when compared with the prior fiscal year period. The decrease in real estate held for development and sale is primarily due to the fact that in the prior year period the Company purchased substantially all of the assets of Rottlund Homes of New Jersey, Inc., for approximately $15,800,000. Net cash used in investing activities for the first six months of fiscal 2003 was $674,000, compared to $1,246,000 for the prior fiscal year period. This decrease is primarily related to a decrease in investing activities related to the acquisition of PLC. Net cash provided by financing activities for the first six months of fiscal 2003 was $7,743,000, compared to $10,032,000 for the prior fiscal year period. The decrease in net cash provided by financing activities is partially due to the fact that in the prior year period the Company obtained financing of approximately $15,116,000 for the purchase of substantially all of the assets of Rottlund Homes of New Jersey, Inc. Additionally, the reduction in the number of units delivered has resulted in less financing activity in the first six months of the current fiscal year when compared with the same period in the prior fiscal year.

         During the six months ended December 31, 2002, the Company acquired land for future development that should yield approximately 410 building lots. The aggregate purchase price was approximately $20,647,000, including approximately $18,345,000 for land purchases in North Carolina, South Carolina and Virginia.

         As of December 31, 2002, the Company had contracted to purchase, or has under option, land and improved lots for an aggregate purchase price of approximately $258,704,000 that would yield approximately 6,400 homes. Including the aforementioned lots, the Company currently controls approximately 8,500 building lots. As of December 31, 2002, the Company had incurred costs associated with the acquisition and development of the approximately 6,400 homes, aggregating $21,920,000, including $10,765,000 of paid deposits. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, generally the purchase of the properties is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

         The Company believes that funds generated from operations and financing commitments from available lenders will provide the Company with sufficient capital to meet its existing operating needs.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments
-----------------------------------------------------------------------

         For a discussion of the Company's off-balance sheet arrangements, contractual obligations and commitments, please see the Off-Balance Sheet Arrangements, Contractual Obligations and Commitments section under Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Critical Accounting Policies
----------------------------

         For a discussion of the Company's critical accounting policies, please see the Critical Accounting Policies section under Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

Recent Accounting Pronouncements
--------------------------------

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

         In June 2001, the FASB issued SFAS No. 141, which establishes standards for reporting business combinations entered into after June 30, 2001 and supersedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". Among other things, SFAS No. 141 requires that all business combinations be accounted for as purchase transactions and provides specific guidance on the definition of intangible assets which require separate treatment. The statement is applicable for all business combinations entered into after June 30, 2001 and also requires that companies apply its provisions relating to intangibles from pre-existing business combinations.

         In June 2001, the FASB also issued SFAS No. 142, which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS No. 141. SFAS No. 142 supersedes APB Opinion No.17, "Intangible Assets" and related interpretations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the provision of SFAS No. 142 at the beginning of its new fiscal year. Accordingly, the Company elected to early adopt SFAS No. 142 effective with the beginning of its fiscal year on July 1, 2001. The Company did not recognize any charge to earnings for the cumulative effect upon adoption because all such intangibles relate to the Company's recent acquisition of PLC for which no impairment was required under SFAS No. 142. Upon adoption, such intangibles, which were being amortized over ten years prior to adoption, are no longer amortized, but continue to be subject to periodic review for impairment. Amortization of such intangibles was $167,000 for fiscal 2001.

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

         In December 2002 the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 effective July 1, 2002. The adoption of SFAS No. 148 did not have a material impact on the financial position or results of operations of the Company.

         In January 2003, FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB 51". FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights ("variable interest entities or "VIE") and how to determine when and which business enterprise should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The transitional disclosure requirements take effect immediately and are required for all financial statements initially issued after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the financial position or results of operations of the Company.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private
--------------------------------------------------------------------------------
Securities Litigation Reform Act of 1995
----------------------------------------

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

      o  changes in price and availability of building materials;

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


Item 4.           Controls and Procedures
-------           -----------------------

Evaluation of disclosure controls and procedures
------------------------------------------------

                  Within 90 days prior to the date of this report (the "Evaluation Date"), the Company's Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, these officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective.

Changes in internal controls
----------------------------

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

           On December 6, 2002, the Company held its Annual Meeting of Stockholders pursuant to a notice dated October 25, 2002. Definitive proxy materials were filed with the Securities and Exchange Commission prior to the meeting. A total of 11,167,792 shares were voted at the meeting constituting 93.4% of the 11,960,899 shares entitled to vote.

           At the Annual Meeting, the ten nominees (Benjamin D. Goldman, Jerome
S. Goodman, Robert N. Goodman, Andrew N. Heine, David Kaplan, Lewis Katz, Jeffrey P. Orleans, Robert M. Segal, John W. Temple and Michael T.Vesey) who were nominated for election were all elected. The results of the vote were as follows:

                                                              Shares for Which
                                   Share Voted For            Vote was Withheld
                                   ---------------            -----------------
         Benjamin D. Goldman       10,952,379                 215,413
         Jerome S. Goodman         11,134,079                  33,713
         Robert N. Goodman         11,134,079                  33,713
         Andrew N. Heine           11,134,619                  33,173
         David Kaplan              11,133,924                  33,868
         Lewis Katz                11,133,924                  33,868
         Jeffrey P. Orleans        10,951,634                 216,158
         Robert M. Segal           11,133,924                  33,868
         John W. Temple            11,134,619                  33,173
         Michael T. Vesey          10,951,684                 216,108

         In addition, approval of the Company's Amended and Restated Incentive Compensation Plan was voted upon as follows: shares voted for - 8,995,133; shares voted against - 88,626; abstentions - 1,775; and broker non-votes - 2,082,258.

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

                                           ORLEANS HOMEBUILDERS, INC.
                                           (Registrant)

         February 13, 2003                 /s/ Michael T. Vesey
                                           --------------------
                                           Michael T. Vesey
                                           President and Chief Operating Officer


         February 13, 2003                 /s/ Joseph A. Santangelo
                                           ------------------------
                                           Joseph A. Santangelo
                                           Treasurer, Secretary and
                                           Chief Financial Officer

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

                                                    /s/ Jeffrey P. Orleans
                                                    ----------------------------
                                                    Jeffrey P. Orleans
                                                    Chief Executive Officer

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

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

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

                                                 /s/ Joseph A. Santangelo
                                                 -------------------------------
                                                 Joseph A. Santangelo
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


99.1*             Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

99.2*             Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.

99.3*             Certification Pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002.



--------------------------------------------------------------------------------
*        Exhibits included with this filing.