Form 10-Q
period 2003-03-31
ORLEANS HOMEBUILDERS INC
filed 2003-05-14
CIK 38570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934.
      FOR THE TRANSITION PERIOD__________ TO __________.


                           Commission File No. 1-6830


                           ORLEANS HOMEBUILDERS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                  59-0874323
-------------------------------                               ------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                                    I.D. No.)


                         One Greenwood Square, Suite 101
                                3333 Street Road
                               Bensalem, PA 19020
                    ----------------------------------------
                    (Address of principal executive offices)

                            Telephone: (215) 245-7500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

 Number of shares of common stock, par value $0.10 per share, outstanding as of
                             May 5, 2003: 12,667,565
                  (excluding 697,232 shares held in Treasury).

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                                                                            PAGE
                                                                            ----
                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1.           Financial Statements (unaudited)
-------
                  Consolidated Balance Sheets at March 31, 2003
                    and June 30, 2002                                          1

                  Consolidated Statements of Operations and Changes
                    in Retained Earnings for the Three and Nine Months
                    Ended March 31, 2003 and 2002                              2

                  Consolidated Statements of Cash Flows for the Nine
                    Months Ended March 31, 2003 and 2002                       3

                  Notes to Consolidated Financial Statements                   4

Item 2.           Management's Discussion and Analysis of Financial
-------             Condition and Results of Operations                       11

Item 3.           Quantitative and Qualitative Disclosures About Market
-------             Risk                                                      23

Item 4.           Controls and Procedures                                     23
-------



                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.           Exhibits and Reports on Form 8-K                            24
-------

                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                              (Unaudited)
                                                                               March 31,              June 30,
                                                                                 2003                   2002
                                                                             -------------          -----------
Assets
Cash and cash equivalents                                                      $   5,606              $   7,257
Restricted cash - customer deposits                                               13,825                  9,230
Real estate held for development and sale:
    Residential properties completed or under construction                       122,465                112,279
    Land held for development or sale and improvements                            81,936                 82,699
Property and equipment, at cost, less accumulated depreciation                     2,126                  1,726
Intangible assets, net of amortization                                             3,906                  3,718
Receivables, deferred charges and other assets                                    34,452                 21,590
                                                                               ---------              ---------
    Total Assets                                                               $ 264,316              $ 238,499
                                                                               =========              =========

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                               $  24,139              $  24,199
Accrued expenses                                                                  23,016                 23,232
Customer deposits                                                                 15,116                  9,775
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                                         119,281                113,058
Notes payable - related parties                                                    2,500                  3,750
Other notes payable                                                                   38                  1,224
Deferred income taxes                                                                618                    618
                                                                               ---------              ---------
    Total Liabilities                                                            184,708                175,856
                                                                               ---------              ---------

Commitments and contingencies

Redeemable common stock                                                              999                    988
                                                                               ---------              ---------

Shareholders' Equity:
Preferred stock, $1 par, 500,000 shares authorized:
    Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value, issued and outstanding 100,000
    shares ($3,000,000 liquidation preference)                                     3,000                  3,000
Common stock, $.10 par, 20,000,000 shares authorized,
    13,364,797 and 12,698,131 shares issued at
    March 31, 2003 and June 30, 2002, respectively                                 1,337                  1,270
Capital in excess of par value - common stock                                     18,659                 17,726
Retained earnings                                                                 56,419                 40,502
Treasury stock, at cost (697,232 and 812,232 shares held at
    March 31, 2003 and June 30, 2002, respectively)                                 (806)                  (843)
                                                                               ---------              ---------
Total Shareholders' Equity                                                        78,609                 61,655
                                                                               ---------              ---------

Total Liabilities and Shareholders' Equity                                     $ 264,316              $ 238,499
                                                                               =========              =========


                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        and Changes in Retained Earnings
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                               Three Months Ended                      Nine Months Ended
                                                                    March 31,                              March 31,
                                                            2003                 2002              2003                 2002
                                                         ----------           ----------        ----------           ---------
Earned revenues
    Residential properties                                 $ 76,991            $ 78,216          $ 249,219           $ 245,720
    Land sales                                                    -                  27                  -                  80
    Other income                                              1,100                 774              3,440               2,433
                                                           --------            --------          ---------           ---------
                                                             78,091              79,017            252,659             248,233
                                                           --------            --------          ---------           ---------
Costs and expenses
    Residential properties                                   59,835              63,765            193,093             200,350
    Land sales                                                    -                  35                  -                 102
    Other                                                       651                 655              2,474               1,912
    Selling, general and administrative                      10,274               8,921             30,343              27,352
    Interest
      Incurred                                                1,448               1,746              4,487               6,042
      Less capitalized                                       (1,297)             (1,672)            (4,253)             (5,860)
                                                           --------            --------          ---------           ---------
                                                             70,911              73,450            226,144             229,898
                                                           --------            --------          ---------           ---------

Income from operations before income taxes                    7,180               5,567             26,515              18,335
Income tax expense                                            3,092               2,128             10,440               7,029
                                                           --------            --------          ---------           ---------

Net income                                                    4,088               3,439             16,075              11,306
Preferred dividends                                              53                  53                158                 158
                                                           --------            --------          ---------           ---------

Net income available for common shareholders                  4,035               3,386             15,917              11,148
Retained earnings, at beginning of period                    52,384              30,561             40,502              22,799
                                                           --------            --------          ---------           ---------
Retained earnings, at end of period                        $ 56,419            $ 33,947           $ 56,419            $ 33,947
                                                           ========            ========           ========            ========

Basic earnings per share                                   $   0.32            $   0.29           $   1.29            $   0.96
                                                           ========            ========           ========            ========

Diluted earnings per share                                 $   0.25            $   0.21           $   0.97            $   0.69
                                                           ========            ========           ========            ========



                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                           Nine Months Ended
                                                                               March 31,
                                                                        2003               2002
                                                                    --------------     -------------
Cash flows from operating activities:
    Net income                                                        $ 16,075          $ 11,306
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                          630               365
    Noncash compensation                                                    11                34
Changes in operating assets and liabilities:
    Restricted cash - customer deposits                                 (4,595)             (241)
    Real estate held for development and sale                           (9,423)          (30,079)
    Receivables, deferred charges and other assets                     (12,862)           (4,003)
    Accounts payable and other liabilities                                (276)              933
    Customer deposits                                                    5,341                40
                                                                      --------          --------
Net cash used in operating activities                                   (5,099)          (21,645)
                                                                      --------          --------

Cash flows from investing activities:
    Purchases of property and equipment                                 (1,030)             (936)
    Acquisition of PLC, net of cash acquired                              (188)             (775)
                                                                      --------          --------
Net cash used in investing activities                                   (1,218)           (1,711)
                                                                      --------          --------

Cash flows from financing activities:
    Borrowings from loans secured by real estate assets                178,285           192,273
    Repayment of loans secured by real estate assets                  (172,062)         (167,868)
    Borrowings from other note obligations                                   -            17,632
    Repayment of other note obligations                                 (1,436)          (24,274)
    Stock options exercised                                                 37                86
    Preferred stock dividend                                              (158)             (158)
                                                                      --------          --------
Net cash provided by financing activities                                4,666            17,691
                                                                      --------          --------

Net decrease in cash and cash equivalents                               (1,651)           (5,665)
Cash and cash equivalents at beginning of period                         7,257            13,560
                                                                      --------          --------
Cash and cash equivalents at end of period                            $  5,606          $  7,895
                                                                      ========          ========

Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized                         $    234          $    182
                                                                      ========          ========

    Income taxes paid                                                 $  9,222          $  5,880
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

      Recent accounting pronouncements:

      In June 1998, the FASB issued SFAS No. 133. On June 23, 1999, the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for use of derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability of an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances, a hedge of a foreign currency exposure. On July 1, 2000, the Company adopted this pronouncement, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" , SFAS No. 138, "Accounting for Certain Hedging Activities - an Amendment of FASB No. 133" and SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company because the Company has not entered into any freestanding derivatives and has no embedded derivatives that require bifurcation and separate treatment. However, should the Company change its use of such derivatives, the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

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

      In June 2001, the FASB also issued SFAS No. 142, which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS No. 141. SFAS No. 142 supersedes APB Opinion No.17, "Intangible Assets" and related interpretations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the provision of SFAS No. 142 at the beginning of its new fiscal year. Accordingly, the Company elected to early adopt SFAS No. 142 effective with the beginning of its fiscal year on July 1, 2001. The Company did not recognize any charge to earnings for the cumulative effect upon adoption because all such intangibles relate to the Company's recent acquisition of Parker & Lancaster Corporation ("PLC") for which no impairment was required under SFAS No. 142. Upon adoption, such intangibles, which were being amortized over ten years prior to adoption, are no longer amortized, but continue to be subject to periodic review for impairment. Amortization of such intangibles was $167,000 for fiscal 2001.

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

      In January 2003, FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB 51". FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights ("variable interest entities or "VIE") and how to determine when and which business enterprise should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The transitional disclosure requirements take effect immediately and are required for all financial statements initially issued after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003, consolidation will be required by the Company effective with the Company's first quarter of fiscal 2004. The adoption of FIN 46 is not expected to have a material impact on the financial position or results of operations of the Company.


(B)   Earnings Per Share:

      Basic earnings per common share are computed by dividing net income by weighted average number of common shares outstanding. Basic shares outstanding includes the pro rata portion of unconditional shares issuable as part of the purchase price of the PLC acquisition on October 13, 2000. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three and nine months ended March 31, 2003 and 2002, respectively, are shown in the following table.


                                                        Three Months Ended         Nine Months Ended
                                                                          March 31,
                                                     ----------------------------------------------------
                                                        2003        2002           2003         2002
                                                     ----------  -----------   ------------  ------------
                                                                       (Unaudited)
                                                                     (in thousands)

       Weighted average shares issued:
       Total common shares issued                        13,365        12,698        12,915       12,698
       Unconditional shares issuable                        137           205           160          205
       Less: Average treasury shares outstanding            707         1,252           753        1,266
                                                        -------       -------       -------      -------
       Basic EPS shares                                  12,795        11,651        12,322       11,637
       Effect of assumed shares issued under
         treasury stock method for stock options            519           934           517          812
       Effect of assumed conversion of
         Convertible Subordinated 7% Note(1)              1,333         2,000         1,783        2,000
       Effect of assumed conversion of
         $3 million Series D Preferred Stock              2,000         2,000         2,000        2,000
                                                        -------       -------       -------      -------
       Diluted EPS shares                                16,647        16,585        16,622       16,449
                                                        =======       =======       =======      =======

       Net income available for common shareholders     $ 4,035       $ 3,386      $ 15,917     $ 11,148
       Effect of assumed conversion of $3 million
         Series D Preferred Stock                            53            53           158          158
       Effect of assumed conversion of
         Convertible Subordinated 7% Note(1)                 22            33            87           98
                                                        -------       -------       -------      -------
       Adjusted net income for diluted EPS              $ 4,110       $ 3,472      $ 16,162     $ 11,404
                                                        =======       =======       =======      =======


       (1) On January 1, 2003 the first annual installment of $1,000,000 was converted into 666,666 shares of the Company's common stock. See Note D for a further discussion.


(C)   Residential Properties Completed or Under Construction:

      Residential properties completed or under construction consist of the following:

                                                  March 31, 2003            June 30, 2002
                                                 ----------------         -----------------
                                                                 (Unaudited)
                                                               (in thousands)
                  Under contract for sale          $   80,519                $   76,885
                  Unsold                               41,946                    35,394
                                                   ----------                ----------
                                                   $  122,465                $  112,279
                                                   ==========                ==========


(D)   Mortgage and Other Note Obligations:

      The Company holds a $3,000,000 Convertible Subordinated 7% Note dated August 8, 1996 issued to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company. This note is included in the Notes payable - related parties category of the balance sheet and is convertible into Orleans Homebuilders, Inc. common stock at $1.50 per share. Interest is payable quarterly and principal is due in annual installments of $1,000,000 beginning January 1, 2003. With prior notice given, as of January 1, 2003, Mr. Orleans converted the first annual installment of $1,000,000 into 666,666 shares of the Company's common stock.


(E)   Litigation:

      In January 2003, a settlement in the amount of $9,000,000 was reached in an action brought against the Company, as defendant, arising out of an injury to a workman who was injured during the construction phase of a home at a Company project located in Newtown, Bucks County, Pennsylvania. The settlement was paid entirely by the Company's liability insurance carrier as follows:

      A lump sum payment of approximately $5,400,000 was paid to the plaintiff. In addition, an annuity contract was purchased to cover a $5,000 per month payment due through 2033, such payment increasing annually by 3%. Further, a payment of approximately $2,100,000 was paid to a medical trust account. The medical trust account will be used to fund, on an annual basis through 2033, a medical custodial account for the benefit of the plaintiff. The medical custodial account was funded with an initial payment of $200,000.

      During fiscal 2003, a class action lawsuit was filed against Orleans Homebuilders, Inc. and certain of its unnamed affiliates, in Burlington County, New Jersey. The Township of Mount Laurel intervened as a party in the lawsuit. The lawsuit alleged, in part, that certain townhomes and condominiums designed and constructed by Orleans Homebuilders, Inc. and certain of its affiliates did not have sufficient combustion air in the utility rooms, thereby causing a carbon monoxide build-up in the homes. In January 2003, the Company reached a settlement of the lawsuit. The pertinent terms of the settlement are as follows:

      Approximately 3,600 homeowners will be given the opportunity to have their homes inspected by the Township of Mount Laurel to determine whether the utility room has adequate combustion air as required by the applicable construction code in effect at the time the home was constructed. If the inspection reveals inadequate combustion air, the Company, at its sole cost, will repair the home. In addition, those homeowners given the opportunity to have their homes inspected also will be given the opportunity to receive a carbon monoxide detector at the Company's sole cost and expense. The Township of Mount Laurel will act as administrator and the Company has agreed to pay the township for the homes inspected, up to an aggregate of $100,000. Further, approximately 1,700 homeowners will be given a one time opportunity to have their gas-fired appliances inspected and cleaned at the Company's sole cost and expense. The Company has agreed to pay plaintiffs' attorneys' fees and costs of $445,000.

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

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES


Item 2.      Management's Discussion and Analysis of
-------      Financial Condition and Results of Operations
             ---------------------------------------------

         Orleans Homebuilders, Inc. and its subsidiaries (collectively, the "Company") are currently engaged in residential real estate development in New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia. The Company has operated in the Pennsylvania and New Jersey areas for over 80 years and began operations in North Carolina, South Carolina and Virginia in fiscal 2001 through the acquisition of Parker & Lancaster Corporation ("PLC"), a privately-held residential homebuilder. References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ending June 30th of that year. For example, the phrases "fiscal 2002" or "2002 fiscal year" refer to the fiscal year ended June 30, 2002.

Results of Operations
---------------------

The following table sets forth certain details as to residential sales activity for the periods listed below. The backlog information is as of the end of each period listed.


                                                             Nine Months Ended March 31,
                                                       2003                               2002
                                           ----------------------------      ------------------------------
                                                                     (Unaudited)
                                                               (Dollars in thousands)
Northern Region                                                   Average                             Average
New Jersey and Pennsylvania:                 Amount       Homes    Price        Amount       Homes     Price
Revenues earned                            $ 164,768      537      $ 307      $ 158,855       581      $ 273
New orders                                   201,354      545        369        155,865       568        274
Backlog                                      187,210      475        394        141,650       464        305

Southern Region
North Carolina, South Carolina
  and Virginia:
Revenues earned                             $ 84,451      301      $ 281       $ 86,865       362      $ 240
New orders                                   127,024      424        300         90,194       353        256
Backlog                                       98,013      303        323         59,534       204        292

Combined Regions
Revenues earned                            $ 249,219      838      $ 297      $ 245,720       943      $ 261
New orders                                   328,378      969        339        246,059       921        267
Backlog                                      285,223      778        367        201,184       668        301



                                                             Three Months Ended March 31,
                                                       2003                               2002
                                           ----------------------------      ------------------------------
                                                                     (Unaudited)
                                                               (Dollars in thousands)
Northern Region                                                   Average                            Average
New Jersey and Pennsylvania:                   Amount     Homes    Price         Amount     Homes     Price
Revenues earned                               $ 46,392     147      $ 316       $ 50,964     192      $ 265
New orders                                      74,077     201        369         55,708     197        283
Backlog                                        187,210     475        394        141,650     464        305

Southern Region
North Carolina, South Carolina
  and Virginia:
Revenues earned                               $ 30,599     111      $ 276       $ 27,252     119      $ 229
New orders                                      56,306     185        304         39,396     150        263
Backlog                                         98,013     303        323         59,534     204        292

Combined Regions
Revenues earned                               $ 76,991     258      $ 298       $ 78,216     311      $ 251
New orders                                     130,383     386        338         95,104     347        274
Backlog                                        285,223     778        367        201,184     668        301



           Three Months and Nine Months Ended March 31, 2003 and 2002
           ----------------------------------------------------------

Orders and Backlog
------------------

         The dollar value of new orders for the nine months ended March 31, 2003 increased $82,319,000, or approximately 33%, to $328,378,000 on 969 homes compared to $246,059,000 on 921 homes for the nine months ended March 31, 2002. The increase in the dollar value of new orders is a result of favorable conditions in the homebuilding industry, most notably, favorable financing conditions. In addition, the average price per unit of new orders in the combined regions increased approximately 27%, to $339,000 per home for the first nine months of fiscal 2003, compared to $267,000 per home for the first nine months of fiscal 2002. This change in the average price per unit of new orders is due to a change in the Company's product offerings, to more single family homes, as well as an increase in unit sales prices due to favorable economic conditions in the homebuilding industry. Unit sales prices have increased at the majority of communities open during the first nine months of fiscal 2003, when compared with the same communities and products offered for sale in the first nine months of fiscal 2002. The number of new orders for the nine months ended March 31, 2003 decreased in the northern region due to a change in the Company's product offerings to more single family homes when compared with the prior fiscal period. The number of new orders also decreased due to delays in the opening of new communities during fiscal 2003, as a result of increasingly restrictive regulations and moratoriums by governments which the Company believes is due to the intensity of development in recent years. The number of new orders for the nine months ended March 31, 2003 increased in the southern region as the Company continues to expand in this region as a result of its October 2000 acquisition of PLC. In addition, the Company has increased its advertising and marketing in the southern region to support its expansion in this market.

         The dollar value of new orders for the three months ended March 31, 2003 increased $35,279,000, or approximately 37%, to $130,383,000 on 386 homes compared to $95,104,000 on 347 homes for the three months ended March 31, 2002. The dollar value of new orders increased due to favorable conditions in the homebuilding industry and a change in the Company's product offerings to more single family homes, as noted in the paragraph above. In addition, the number of new orders for the three months ended March 31, 2003 increased approximately 11% compared with the prior fiscal year period primarily due to activity in the Company's southern region. The Company continues to expand in the southern region as a result of its October 2000 acquisition of PLC. Furthermore, the Company has increased its advertising and marketing in the southern region to support its expansion in this market.

         The dollar backlog at March 31, 2003, increased $84,039,000, or approximately 42%, to $285,223,000 on 778 homes compared to the backlog at March 31, 2002 of $201,184,000 on 668 homes. The increase in backlog dollars is primarily attributable to favorable economic conditions for the homebuilding industry in the regions where the Company operates. These favorable economic conditions, most notably favorable financing conditions, have resulted in positive home pricing trends and consistent customer demand. In addition, harsh winter weather conditions in the regions in which the Company operates contributed to a decrease in deliveries for the third quarter of fiscal year 2003 when compared to the prior fiscal year period, and also played a role in the increase in the backlog at March 31, 2003. As a result of the strong backlog and due to the harsh winter weather conditions experienced in the third quarter, which delayed deliveries at many projects, the Company expects an increase in fourth quarter revenues. The fiscal 2003 fourth quarter revenue increase is expected to be at least 25% when compared to the prior year fourth quarter revenue of $105,340,000 as the backlog and delayed deliveries are realized through actual closings during the quarter.


Operating Revenues
------------------

         Earned revenues for the first nine months of fiscal 2003 increased $4,426,000 to $252,659,000, or 1.8%, compared to the first nine months of fiscal 2002. Revenues from the sale of residential homes included 838 homes totaling $249,219,000 during the first nine months of fiscal 2003, as compared to 943 homes totaling $245,720,000 during the first nine months of fiscal 2002. The increase in residential revenue earned is due to an increase in northern region residential revenue earned of approximately $5,913,000, partially offset by a decrease in southern region residential revenue earned of approximately $2,414,000, compared with the prior nine months ended March 31, 2002. The decrease in southern region residential revenue earned is due to a shift in homebuyer patterns to more pre-construction sales rather than pre-built specification home sales. Fewer homes have been delivered in the southern region in the first nine months of fiscal 2003 when compared with the same period in fiscal 2002 as pre-construction new orders take longer to fulfill than new orders for pre-built specification homes. In addition, harsh winter weather conditions in the regions in which the Company operates have contributed to a decrease in the number of homes delivered for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. The overall increase in residential revenue earned is attributable to an increase in the average selling price per home for the first nine months of fiscal 2003, compared to the comparable nine months of the prior fiscal year. This change in the average selling price per home is due to a change in the Company's product offerings in the northern region, to more single family homes, as well as an overall increase in unit sales prices due to favorable economic conditions in the homebuilding industry. Furthermore, a shortage of approved building lots in key markets has resulted in additional favorable pricing conditions for homebuilders. The overall average selling price per home delivered in the first nine months of fiscal 2003 increased by approximately 13.8% to $297,000 per home, compared to $261,000 per home for the first nine months of fiscal 2002. The overall average sales price per home varies from year-to-year depending upon product offerings, among other factors. Average sales prices have increased at the majority of communities open during the first nine months of fiscal 2003, when compared with the same communities and products offered for sale in the first nine months of fiscal 2002.

         Earned revenues for the third quarter ended March 31, 2003 decreased $926,000, or 1.2%, to $78,091,000, compared to the third quarter ended March 31, 2002. Revenues from the sale of residential homes included 258 homes totaling $76,991,000 during the third quarter of fiscal 2003, as compared to 311 homes totaling $78,216,000 during the third quarter of fiscal 2002. The decrease in residential revenue earned is due to a decrease in the number of homes delivered in the third quarter of fiscal year 2003 compared to the prior fiscal year quarter, partially offset by an increase in unit sales prices. A contributing factor to the decrease in the number of homes delivered was the harsh winter weather conditions in the regions in which the Company operates compared to the relatively mild winter weather conditions of a year ago. In addition, the decrease in the number of homes delivered in the northern region is due to a change in the Company's product offerings to more single family homes, which typically take longer to construct and deliver than multi-family homes. The decrease in the number of homes delivered in the southern region is due to a shift in homebuyer patterns to more pre-construction sales rather than pre-built specification home sales. Fewer homes have been delivered in the southern region in the third quarter of fiscal 2003 when compared with the same period in fiscal 2002 as pre-construction new orders take longer to fulfill than new orders for pre-built specification homes. The impact of the decrease in the number of homes delivered was offset by an increase in the average selling price per home for the third quarter of fiscal 2003 compared to the comparable quarter of the prior fiscal year. This change in the average selling price per home is due to a change in the Company's product offerings, to more single family homes, as well as an increase in unit sales prices due to favorable economic conditions in the homebuilding industry. Furthermore, a shortage of approved building lots in key markets has resulted in additional favorable pricing conditions for homebuilders. The overall average selling price per home delivered in the third quarter of fiscal 2003 increased by approximately 18.7% to $298,000 per home, compared to $251,000 per home for the third quarter of fiscal 2002. The overall average sales price per home varies from year-to-year depending upon product offerings, among other factors. Average sales prices have increased at the majority of communities opened during the third quarter of fiscal 2003, when compared with the same communities and units offered for sale in the third quarter of fiscal 2002.

Costs and Expenses
------------------

         Costs and expenses for the first nine months of fiscal 2003 decreased $3,754,000, or 1.6%, to $226,144,000, compared with the first nine months of fiscal 2002. The cost of residential properties for the first nine months of fiscal 2003 decreased $7,257,000 to $193,093,000, or 3.6%, when compared with the first nine months of fiscal 2002. The decrease in the cost of residential properties compared to the increase in residential property revenue of approximately 1.4% during the same time period is due to an increase in gross profit margins for the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002. Gross profit margins on residential property revenues were 22.5% for the first nine months of fiscal 2003, compared with 18.5% for the first nine months of fiscal 2002. The increase in gross profit margin on residential property revenues for the first nine months of fiscal 2003 compared with the first nine months of fiscal 2002 is a result of favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. Also contributing to the increase in gross profit margin on residential property revenue was the decreased costs of construction financing and the relatively stable costs for key building materials, when compared to the prior fiscal year period.

         For the first nine months of fiscal 2003, selling, general and administrative expenses increased $2,991,000 to $30,343,000, or 10.9%, when compared with the first nine months of fiscal 2002. The increase in selling, general and administrative expenses is primarily attributable to an increase in advertising costs of approximately $1,482,000. The increase in advertising costs is primarily related to the southern region as the Company continues its efforts to expand in this area and shift customers' buying patterns to more pre-construction sales rather than pre-built specification homes. In addition, the increase in selling, general and administrative expense is attributable to an increase in sales commissions and incentive compensation of approximately $944,000 attributable to the Company's growth in residential revenue and profit. The Company has a bonus compensation plan for its executive officers and key employees calculated at a predetermined percentage of certain of its consolidated pretax earnings. In addition, certain regional employees not participating in the bonus compensation plan are awarded bonuses based upon the pretax earnings of the respective regions. The selling, general and administrative expenses as a percentage of residential property revenue increased to 12.2% for the first nine months of fiscal 2003 compared to 11.1% for the first nine months of fiscal 2002. The increase in selling, general and administrative expenses as a percentage of residential property revenue is primarily attributable to the increase in fixed advertising costs, related to the southern region as noted above, and an increase in incentive compensation as a result of the overall increased profitability of the Company when compared with the prior year comparable period.

         Costs and expenses for the third quarter of fiscal 2003 decreased $2,539,000 to $70,911,000, or 3.5%, compared with the third quarter of fiscal 2002. The cost of residential properties for the third quarter of fiscal 2003 decreased $3,930,000 to $59,835,000, or 6.2%, when compared with the third quarter of fiscal 2002. This decrease in the cost of residential properties compared to a lesser decrease in residential property revenue of approximately 1.6% during the same time period is due to an increase in gross profit margins for the third quarter of fiscal 2003 compared to the third quarter of fiscal 2002. Gross profit margins on residential property revenues were 22.3% for the third quarter of fiscal 2003, compared with 18.5% for the third quarter of fiscal 2002. The increase in gross profit margin on residential property revenues for the third quarter of fiscal 2003 compared with the third quarter of fiscal 2002 is a result of favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. Also contributing to the increase in gross profit margin on residential property revenue was the decreased costs of construction financing and the relatively stable costs for key building materials, when compared to the prior fiscal year quarter.

         For the third quarter of fiscal 2003, selling, general and administrative expenses increased $1,353,000 to $10,274,000, or 15.2%, when compared with the third quarter of fiscal 2002. The increase in selling, general and administrative expenses is primarily attributable to an increase in selling expense of approximately $802,000. The increase in selling expense is primarily related to the southern region as the Company continues its efforts to expand in this area and shift customers' buying patterns to more pre-construction sales rather than pre-built specification homes. In addition, the increase in selling, general and administrative expense is attributable to an increase in commissions and incentive compensation of approximately $318,000 attributable to the Company's increased profitability. The Company has a bonus compensation plan for its executive officers and key employees calculated at a predetermined percentage of certain of its consolidated pretax earnings. In addition, certain regional employees not participating in the bonus compensation plan are awarded bonuses based upon the pretax earnings of the respective regions. The selling, general and administrative expenses as a percentage of residential property revenue increased to 13.3% for the third quarter of fiscal 2003 compared to 11.4% for the third quarter of fiscal 2002. The increase in selling, general and administrative expense as a percentage of residential property revenue is primarily attributable to a decrease in earned revenues, an increase in fixed advertising costs, related to the southern region as noted above, and an increase in incentive compensation as a result of the overall increased profitability of the Company when compared with the prior year comparable period.

Income Tax Expense
------------------

         As a result of changes in state tax laws in the states in which the Company operates, during the third quarter of fiscal year 2003, the Company adjusted its effective tax rate on a cumulative basis to 39.4% of income from operations before income taxes for the nine months ending March 31, 2003. This change results in an increase in income tax expense of $285,000 for the nine months ending March 31, 2003 when compared with the effective tax rate of 38.3% for the nine months ending March 31, 2002.

         The cumulative change to the effective income tax rate for fiscal year 2003 results in an increase in income tax expense and an effective income tax rate of 43.1% for the third quarter of fiscal year 2003 compared with a 38.2% effective income tax rate for the third quarter of fiscal year 2002.

Net Income Available for Common Shareholders
--------------------------------------------

         Net income available for common shareholders for the first nine months of fiscal 2003 increased $4,769,000, or 42.8%, to $15,917,000 ($1.29 basic and
$.97 diluted earnings per share), compared with $11,148,000 ($.96 basic and $.69 diluted earnings per share) for the first nine months of fiscal 2002. Net income available for common shareholders for the third quarter of fiscal 2003 increased $649,000, or 19.2%, to $4,035,000 ($.32 basic and $.25 diluted earnings per share), compared with $3,386,000 ($.29 basic and $.21 diluted earnings per share) for the third quarter of fiscal 2002. This increase in net income available for common shareholders is primarily attributable to increased residential property revenue in the northern region and favorable conditions in the homebuilding industry resulting in strong customer demand, positive home pricing trends and improved gross margins.

Liquidity and Capital Resources
-------------------------------

         The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At March 31, 2003, the Company had approximately $116,931,000 available under existing secured revolving and construction loans for planned development expenditures. In addition, the Company had $4,000,000 available under an existing unsecured line of credit and working capital arrangement with Jeffrey P. Orleans, Chairman, Chief Executive Officer and majority shareholder of the Company.

         Net cash used in operating activities for the first nine months of fiscal 2003 was $5,099,000 compared to net cash used in operating activities for the prior fiscal year period of $21,645,000. The decrease in net cash used in operating activities is primarily attributable to a decrease in real estate held for development and sale and an increase in customer deposits and net income, partially offset by an increase in receivables, deferred charges and other assets and a decrease in accounts payable and other liabilities when compared with the prior fiscal year period. The decrease in real estate held for development and sale is primarily due to the fact that in the prior year period the Company purchased substantially all of the assets of Rottlund Homes of New Jersey, Inc., for approximately $15,800,000. Net cash used in investing activities for the first nine months of fiscal 2003 was $1,218,000, compared to $1,711,000 for the prior fiscal year period. This decrease is primarily related to a decrease in investing activities related to the acquisition of PLC. Net cash provided by financing activities for the first nine months of fiscal 2003 was $4,666,000, compared to $17,691,000 for the prior fiscal year period. The decrease in net cash provided by financing activities is partially due to the fact that in the prior year period the Company obtained financing of approximately $15,116,000 for the purchase of substantially all of the assets of Rottlund Homes of New Jersey, Inc. Additionally, the reduction in the number of units delivered has resulted in less financing activity in the first nine months of the current fiscal year when compared with the same period in the prior fiscal year.

         During the nine months ended March 31, 2003, the Company acquired land for future development that is expected to yield approximately 800 building lots. The aggregate purchase price was approximately $30,148,000, including approximately $27,846,000 for land purchases in North Carolina, South Carolina and Virginia. In April 2003, the Company acquired approximately 410 additional building lots for an aggregate purchase price of approximately $15,840,000.

         As of March 31, 2003, excluding the lots purchased in April 2003, the Company had contracted to purchase, or has under option, land and improved lots for an aggregate purchase price of approximately $282,364,000 that are expected to yield approximately 6,300 homes. Including the aforementioned lots, subsequently purchased and those under option to purchase, the Company currently controls approximately 9,100 building lots. As of March 31, 2003, the Company had incurred costs associated with the acquisition and development of the approximately 6,300 homes, aggregating $21,210,000, including $10,245,000 of paid deposits. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, generally the purchase of the properties is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. However, on occasion the Company obtains land without having obtained all governmental approvals. In these circumstances, the Company performs reasonable due diligence to ascertain the likelihood that governmental approvals will be granted. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

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

Recent Accounting Pronouncements
--------------------------------

         In June 1998, the FASB issued SFAS No. 133. On June 23, 1999, the FASB voted to defer the effectiveness of SFAS No. 133 for one year. SFAS No. 133 is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for use of derivative financial instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability of an unrecognized firm commitment; (ii) a hedge of the exposure to variable cash flows of a forecasted transaction; or (iii) in certain circumstances, a hedge of a foreign currency exposure. On July 1, 2000, the Company adopted this pronouncement, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" , SFAS No. 138, "Accounting for Certain Hedging Activities - an Amendment of FASB No. 133" and SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The adoption of SFAS No. 133 did not have a material financial impact on the financial position and results of operations of the Company because the Company has not entered into any freestanding derivatives and has no embedded derivatives that require bifurcation and separate treatment. However, should the Company change its use of such derivatives, the adoption of SFAS No. 133 could have a more significant effect on the Company prospectively.

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

         In January 2003, FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, an interpretation of ARB 51". FIN 46 provides guidance on identifying entities for which control is achieved through means other than through voting rights ("variable interest entities or "VIE") and how to determine when and which business enterprise should consolidate the VIE. In addition, FIN 46 requires both the primary beneficiary and all other enterprises with a significant variable interest in a VIE to make additional disclosures. The transitional disclosure requirements take effect immediately and are required for all financial statements initially issued after January 31, 2003. Immediate consolidation is required for VIEs entered into or modified after February 1, 2003 in which the Company is deemed the primary beneficiary. For VIEs in which the Company entered into prior to February 1, 2003, consolidation will be required by the Company effective with the Company's first quarter of fiscal 2004. The adoption of FIN 46 is not expected to have a material impact on the financial position or results of operations of the Company.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995
-------------------------------------------------------------------------

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

                           PART II.  OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.
------            --------------------------------

     (a)          Exhibits.
                  ---------

                  99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  99.3 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  99.4 Press Release Announcing Results of Operations for the Nine Months Ending March 31, 2003 and Outlook for the Fourth Quarter.

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

                                         ORLEANS HOMEBUILDERS, INC.
                                         (Registrant)

         May 14, 2003                    Michael T. Vesey
                                         --------------------
                                         Michael T. Vesey
                                         President and Chief Operating Officer


         May 14, 2003                    Joseph A. Santangelo
                                         ------------------------
                                         Joseph A. Santangelo
                                         Treasurer, Secretary and
                                         Chief Financial Officer

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

Date:  May 14, 2003

                                                 Jeffrey P. Orleans
                                                 -------------------------------
                                                 Jeffrey P. Orleans
                                                 Chief Executive Officer

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

Date:  May 14, 2003

                                             Michael T. Vesey
                                             ----------------------------------
                                             Michael T. Vesey
                                             President and Chief Operating
                                             Officer

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

Date:  May 14, 2003

                                             Joseph A. Santangelo
                                             ----------------------------------
                                             Joseph A. Santangelo
                                             Chief Financial Officer

                                  EXHIBIT INDEX


99.1*   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2*   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3*   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4* Press Release Announcing Results of Operations for the Nine Months Ending March 31, 2003 and Outlook for the Fourth Quarter.





























--------------------------------------------------------------------------------
*     Exhibits included with this filing.