Form 10-K
period 2003-06-30
ORLEANS HOMEBUILDERS INC
filed 2003-09-23
CIK 38570

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-6830

                           ORLEANS HOMEBUILDERS, INC.
                           (formerly FPA Corporation)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                                                                      One Greenwood Square, #101
                                                                           3333 Street Road
            Delaware                        59-0874323                    Bensalem, PA  19020
  -------------------------------        -------------------     --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer       (Address of Principal Executive Office)
   incorporation or organization)        Identification No.)


                                 (215) 245-7500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
         Title of Each Class                          on which Registered
--------------------------------------               -----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant as of August 29, 2003 was approximately $25,364,000.

Number of shares of the registrant's outstanding Common Stock as of August 29, 2003 was 12,667,565 shares (excluding 697,232 shares held in Treasury).

Documents incorporated by reference:

Part III is incorporated by reference to the proxy statement for the annual meeting of Stockholders scheduled to be held in December, 2003.

                                TABLE OF CONTENTS
                                     PART I
                                     ------

                                                                                         PAGE
                                                                                         ----

ITEM 1.           Business                                                                  1

ITEM 2.           Properties                                                               10

ITEM 3.           Legal Proceedings                                                        10

ITEM 4.           Submission of Matters to a Vote of Security Holders                      14

                                     PART II
                                     -------

ITEM 5.           Market for Registrant's Common Stock and
                  Related Stockholder Matters                                              14

ITEM 6.           Selected Financial Data                                                  16

ITEM 7.           Management's Discussion and Analysis of Financial                        17
                  Condition and Results of Operations

ITEM 7A.          Quantitative and Qualitative Disclosures About
                  Market Risk                                                              38

ITEM 8.           Financial Statements and Supplementary Data                              39

ITEM 9.           Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                                      65

ITEM 9A.          Controls and Procedure                                                   66

                                    PART III
                                    --------

ITEM 10.          Directors and Executive Officers of Registrant                           66

ITEM 11.          Executive Compensation                                                   66

ITEM 12.          Security Ownership of Certain Beneficial Owners                          66
                  and Management

ITEM 13.          Certain Relationships and Related Transactions                           66

ITEM 14.          Principal Accountant Fees and Services                                   67

                                     PART IV
                                     -------

ITEM 15.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                                      67

Item l.  Business.
-------  ---------

         General
         -------

         Orleans Homebuilders, Inc. and its subsidiaries (collectively, the "Company", "OHB" or "Orleans") primarily develops residential communities in Southeastern Pennsylvania, Central and Southern New Jersey, and the metropolitan areas of Richmond, Virginia and Charlotte, Greensboro and Raleigh, North Carolina. The Company has operated in the Pennsylvania and New Jersey areas for over 85 years and began operations in North Carolina, South Carolina and Virginia in fiscal 2001 through the acquisition of Parker & Lancaster Corporation ("PLC"), a privately-held residential homebuilder (see Note 2 of Notes to Consolidated Financial Statements for further details on the acquisition). In July 2003, the Company entered the central Florida market through its acquisition of Masterpiece Homes, Inc. ("Masterpiece"), an established homebuilder located in Orange City, Florida. Masterpiece reported revenues for the calendar year ended 2002 and the six months ended June 30, 2003 of approximately $26,300,000 and $20,000,000, respectively. Except as specifically indicated, information in this report does not include the operations of Masterpiece.

         The Company operates as a land developer, primarily for its own use, and as a builder. The Company builds and sells condominiums, townhouses and single-family homes to first-time homebuyers, first and second-time move-up homebuyers, luxury homebuyers, empty nesters and active adult homebuyers. During the fiscal year ended June 30, 2003 ("fiscal 2003"), the Company delivered 1,243 homes, as compared to 1,322 homes in the fiscal year ended June 30, 2002 ("fiscal 2002"). Revenues earned from residential property activities increased by 9% during fiscal 2003 to $382,570,000 as compared to $351,060,000 in fiscal 2002. The Company's backlog at June 30, 2003 was $285,767,000, representing 752 homes, which was 38.7% greater than the backlog of $206,064,000, representing 647 homes, at June 30, 2002.

         Jeffrey P. Orleans, Chairman of the Board and Chief Executive Officer of the Company, owns directly or indirectly approximately 7,940,794 shares of common stock, par value $.10 per share ("Common Stock"), which represents approximately 62.7% of the outstanding shares, excluding treasury shares, as of August 29, 2003. In addition, if Mr. Orleans were to convert his Convertible Subordinated 7% Note (see Note 6 of Notes to Consolidated Financial Statements) and his Series D Preferred Stock (see Note 7 of Notes to Consolidated Financial Statements) into Common Stock, he would then own 70.5% of the then outstanding Common Stock.

         The Company makes available free of charge through the Company's website (orleanshomes.com) its annual reports on Form 10-K, quarterly reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material, or furnishers it to, the Securities and Exchange Commission.

         Residential
         -----------

         The Company's activities in developing residential communities include the sale of residential properties and the sale of land and developed homesites to independent builders. The Company occasionally participates in joint ventures in certain of these activities.

         The following table sets forth certain information at June 30, 2003 with respect its residential developments.

                                 RESIDENTIAL DEVELOPMENTS AS OF JUNE 30, 2003
----------------------------------------------------------------------------------------------------------------

                                                                                 Total Units      Total Units
                                                                 Remaining          Under            Under
                 Number of                                          Lots          Contract          Purchase
  State         Communities            Unit Price Range            Owned           of Sale         Agreements
----------    -----------------    -------------------------    -------------    ------------    ---------------


   NC                31              $132,000 - $404,000                 820             116                690


   NJ                16              $168,000 - $758,000                 941             327              2,700


   PA                 7              $276,000 - $698,000                 505             135              2,250


   SC                 3              $186,000 - $318,000                  39              17                120


   VA                22              $213,000 - $533,000                 258             157              1,100
              -----------------                                 -------------    ------------    ---------------

                     79                                                2,563             752              6,860
              =================                                 =============    ============    ===============

         The following table sets forth certain details as to residential sales activity. The information provided is for the twelve months ended June 30, 2003, 2002, and 2001 in the case of revenues earned and new orders, and as of June 30, 2003, 2002, and 2001 in the case of backlog.

                                                          Year Ended June 30,
                                                  --------------------------------
                                                  (in thousands, except Home data)
                                                  --------------------------------
                                                    2003      2002        2001
                                                  --------------------------------
Northern Region
New Jersey and Pennsylvania

Revenues earned                                   $247,035   $223,987   $200,108
     Homes                                             766        808        739
     Average Price                                $    323   $    277   $    271
New Orders                                        $286,345   $229,971   $203,102
     Homes                                             761        798        740
     Average Price                                $    376   $    288   $    274
Backlog                                           $189,934   $150,624   $130,893
     Homes                                             462        467        410
     Average Price                                $    411   $    323   $    319



Southern Region (1)
North Carolina, South Carolina and Virginia

Revenues earned                                   $135,535   $127,073   $ 82,276
     Homes                                             477        514        346
     Average Price                                $    284   $    247   $    238
New Orders                                        $175,928   $126,308   $109,991
     Homes                                             587        481        443
     Average Price                                $    300   $    263   $    248
Backlog                                           $ 95,833   $ 55,440   $ 56,205
     Homes                                             290        180        213
     Average Price                                $    330   $    308   $    264



Combined Regions

Revenues earned                                   $382,570   $351,060   $282,384
     Homes                                           1,243      1,322      1,085
     Average Price                                $    308   $    266   $    260
New Orders                                        $462,273   $356,279   $313,093
     Homes                                           1,348      1,279      1,183
     Average Price                                $    343   $    279   $    265
Backlog                                           $285,767   $206,064   $187,098
     Homes                                             752        647        623
     Average Price                                $    380   $    318   $    300


(1) For the year ended June 30, 2001 ("Fiscal 2001") information on revenue earned and new orders is for the period beginning October 13, 2000, the date the Company entered this market through its acquisition of PLC.

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

         The Company generally begins construction of condominium and townhouse buildings after commitments for at least 50% of the homes in that building. In addition, a majority of the single family detached homes are constructed after contracts are signed and mortgage approval has been obtained. Depending on the market conditions and the specific community, the Company may also build speculative homes. Speculative homes are homes that are under construction or completed, but for which the Company does not have a signed sales contract. These homes are often marketed to individuals who are relocating and have immediate housing needs. Many of these homes are sold while under construction. The Company monitors its speculative inventory to determine adequate return on investment. The Company does not manufacture any of the materials or other items used in the development of its communities, nor does the Company maintain substantial inventories of materials. Standard building materials, appliances and other components are purchased in volume. The Company has not experienced significant delays in obtaining materials needed by it to date and has long-standing relationships with many of its major suppliers and contractors. However, prices for these goods and services may fluctuate due to various factors, including supply and demand shortages which may be beyond the control of the Company or its suppliers and contractors. None of the Company's suppliers accounted for more than 10% of the Company's total purchases in the fiscal 2003.

Sales and Customer Financing
----------------------------

The Company conducts a marketing program that is directed to purchasers of primary residences. In New Jersey and Pennsylvania, A.P. Orleans, Inc., a wholly owned subsidiary of the Company, is the exclusive sales agent. In this region, residential communities are sold principally through on-site sales offices utilizing the Company's own sales team as well as outside sales brokers. In May 2003, the Company opened an 8,000 square foot design center, conveniently located for most of its New Jersey and Pennsylvania residential developments, in Bensalem, Pennsylvania. The design center concept provides a large display of numerous options and upgrades offered for sale by the Company. Thus, instead of making selections from a small sample of items located at each community, the homebuyer now has the opportunity to view numerous options and upgrades as if they were already installed. In addition, homebuyers have the opportunity to work one-on-one with a design consultant when making their selections. The Company believes that these benefits to the customer will increase the options and upgrades sold on a per home basis and also give the Company further insight into buyer preferences. In North Carolina, South Carolina and Virginia, the Company utilizes a combination of outside sales brokers, on-site sales office staff and inside sales coordinators. The outside sales brokers and, in select communities, on-site sales office staff, are responsible for the initial customer contact and sale of the homes and are generally compensated on a commission basis. The inside sales coordinators are responsible for managing the customer through the new home orientation and selection process. The inside sales coordinators are generally compensated with both salary and commission.

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

         The Company's customers generally require mortgage financing to complete their purchases. The Company has a mortgage subsidiary to assist its homebuyers in obtaining financing from unaffiliated lenders and the mortgage subsidiary receives a fee for this service. In addition, the Company offers numerous special mortgage programs designed to attract the homebuyer.

Land Policy
-----------

         The Company acquires land in order to provide an adequate and well-located supply for its residential building operations. The Company's strategy for land acquisition and development is dictated by specific market conditions where the Company conducts its operations. In general, the Company seeks to minimize the overall risks associated with acquiring undeveloped land by structuring purchase agreements that allow the Company to control the process of obtaining environmental and other regulatory approvals, but defer the acquisition of such land until the approval process has been completed and the Company is ready to commence construction. In certain regions, primarily the southern region, the Company acquires improved lots from land developers on a lot takedown basis. Under a typical agreement with a land developer, a minimal number of lots are purchased initially, and the remaining lot takedowns are subject to the terms of an option agreement. In evaluating possible opportunities to acquire land, the Company considers a variety of factors including feasibility of development, proximity to developed areas, population growth patterns, customer preferences, estimated cost of development and availability and cost of financing.

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

         As of June 30, 2003, the Company had contracted to acquire 42 parcels of undeveloped land and approximately 1,910 improved lots in its existing markets, totaling approximately 6,860 residential building lots for an aggregate purchase price of approximately $301,208,000. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. As of June 30, 2003, the Company had incurred costs associated with the acquisition and development of these parcels aggregating $20,778,000, including $10,556,000 of paid deposits. Furthermore, the agreements are generally subject to obtaining the required regulatory approval. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

Cost Sharing Arrangements and Joint Ventures:
---------------------------------------------

         From time to time, the Company has developed and owned projects through joint ventures with other parties. More recently, in the northern region, the Company has partnered with other homebuilders and developers to acquire land and/or to develop or improve common off-site facilities, such as sewer treatment plants. Most of these agreements are set up as cost sharing arrangements whereby the homebuilders and developers share in the cost of acquiring the parcel or improving the off-site facility. Determinations by the Company to enter into these agreements have been based upon a number of factors, including the opportunity to limit the financial exposure involved on the acquisition of larger parcels of land and the ability to pool resources with other homebuilders and developers with respect to completion of the regulatory approval process for a particular parcel. Once the approval process is complete and the land has been acquired, each Company will typically take ownership of a segment of the parcel and begin its own land development and construction process. In some communities in the southern region, as an alternative to land acquisition financing, the Company has partnered with developers to construct and sell homes on the developers' lots. At the time of settlement, the developer receives a fixed amount for the cost of the lot and a portion of the profits from the sale of the home. The Company will continue to evaluate all opportunities related to cost sharing agreements and joint ventures; however, at the present time, this does not constitute a material portion of the Company's operations.

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

         In January 1983, the New Jersey Supreme Court rendered a decision known as the "Mount Laurel II" decision, which has the effect of requiring certain municipalities in New Jersey to provide housing for persons of low and moderate income. In order to comply with such requirements, municipalities in New Jersey may require developers, including the Company, in connection with the development of residential communities, to contribute funds or otherwise assist in the achievement of a fair share of low or moderate income housing in such municipalities. To satisfy these requirements, these municipalities generally approve additional lots within the residential communities the Company is developing and require the Company to build low and moderate income housing on those lots. The Company's gross profit on homes built on the lots approved for low and moderate income housing is usually substantially less than the gross profit the Company recognizes on other homes in those communities. The Company had residential property revenue for low and moderate income housing units totaling approximately $617,000 and $1,780,000 in fiscal 2003 and 2002, respectively. The Company had no residential property revenue for low and moderate income housing units in fiscal 2001. In addition, the Company contributed $200,000, $815,000 and $242,000 to municipalities in fiscal 2003, 2002, and 2001, respectively, in order to satisfy low and moderate income housing requirements for municipalities in which it builds. Further, the Company currently has commitments with four municipalities for affordable housing contributions totaling approximately $2,885,000, payable in installments through June 2008.

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

Environmental Regulation and Litigation
---------------------------------------

         Development and sale of real property creates a potential for environmental liability on the part of the developer, owner, or any mortgage lender for its own acts or omissions as well as those of prior owners of the subject property or adjacent parcels. If hazardous substances are discovered on or emanating from any of the Company's properties, the Company as well as any prior owners or operators may be held liable for costs and liabilities relating to such hazardous substances. Environmental studies are generally undertaken in connection with property acquisitions by the Company and the Company endeavors to obtain Phase I environmental site assessments on all properties acquired. Further governmental regulation on environmental matters affecting residential development could impose substantial additional expense to the Company, which could adversely affect the results of operations of the Company or the value of properties owned, or under contract of purchase by the Company. (See Note 11 of Notes to Consolidated Financial Statements and Item 3, Legal Proceedings, for a discussion of specific environmental litigation.)

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

Employees
---------

         The Company, as of June 30, 2003, employed 147 executive, administrative and clerical personnel, 85 sales personnel and 173 construction supervisory personnel and laborers, for a total of 405 employees.

         The level of construction and sales employees varies throughout the year in relation to the level of activities at the Company's various developments. The Company has had no work stoppages and considers its relations with employees to be good.

Economic Conditions
-------------------

         The Company's business is affected by general economic conditions in the United States and its related regions and particularly by the level of interest rates. The Company cannot determine whether interest rates will continue to be at levels attractive to prospective home buyers or whether mortgage and construction financing will continue to be available.


Seasonality
-----------

         The sale and construction of homes may be adversely affected by harsh winter weather conditions in some of the regions in which the Company operates.

Item 2.  Properties.
-------  -----------

Lease of Executive Offices
--------------------------

          The Company leases office space for its corporate headquarters at 3333 Street Road, Bensalem, Pennsylvania 19020, consisting of approximately 18,500 square feet. The Company also leases additional office space consisting of approximately 8,000 square feet in Bensalem, Pennsylvania, 4,600 square feet in Hainesport, New Jersey, 14,000 square feet in Richmond, Virginia and a total of 12,000 square feet in three North Carolina locations for certain centralized support services related to operations in those regions.

Item 3.  Legal Proceedings.
-------  ------------------

General
-------

         The Company is a plaintiff or defendant in various cases arising out of its business operations. The Company believes that it has adequate reserves, insurance or meritorious defenses in all pending cases in which it is a defendant and that adverse decisions in any or all of the cases would not have a material effect upon the Company.

Personal Injury
---------------

         In January 2003, a settlement in the amount of $9,000,000 was reached in an action brought against the Company, as defendant, arising out of an injury to a workman who was injured during the construction phase of a home at a Company project located in Newtown, Bucks County, Pennsylvania. The settlement, which was further amended in June 2003, will be paid entirely by the Company's liability insurance carrier.

         A lump sum payment of approximately $5,600,000 was paid to the plaintiff. In addition, payment in the amount of approximately $1,300,000 is to be placed in a structured settlement annuity which shall tender payments to the plaintiff, or the plaintiff's designated beneficiary in the event of the death of the plaintiff, in the amount of $5,000 per month through 2033, such payment increasing annually by 3%. Further, a payment of approximately $2,100,000 is to be placed , by the insurance carrier, in a structured settlement annuity which shall tender payments to the plaintiff in the amount of $120,000 per year beginning September 2003 and annually thereafter until the death of the plaintiff.

Carbon Monoxide Litigation
--------------------------

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

         The Company has reached a settlement with its insurer to partially cover the costs of the settlement. The Company has accrued estimated costs of approximately $500,000, net of insurance proceeds of $470,000, in connection with the settlement agreement.

Colts Neck Litigation
---------------------

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

            As a result of the court sponsored mediation, the Company and the plaintiffs in the consolidated federal litigation entered into a settlement agreement. Under that agreement, which was approved by the Court, a $6,000,000 judgment was entered against the Company in favor of a class comprising most of the current and former homeowners. The Company, which had paid $650,000 on August 28, 1996 to the plaintiff class, has no liability for the remainder of the judgment, which is to be paid solely from the proceeds of the state court litigation against the Company's insurance carriers. Although, under the settlement agreement the Company is obligated to prosecute and fund the litigation against its insurance companies, the Company is entitled to obtain some reimbursement of those expenses. Specifically, under the settlement agreement, the Company may obtain reimbursement of its aggregate litigation expenses in excess of $100,000 incurred in connection with its continued prosecution of the insurance claims to the extent that settlements are reached and to the extent that the portion of those settlement funds designated to fund the litigation are not exhausted. The Company's right to reimbursement may, under certain circumstances, be limited to a total of $300,000.

            In August 2002, settlement agreements were reached with all remaining insurance company defendants to settle the Colts Neck insurance litigation. Under the terms of the settlement agreement between the Company and the plaintiffs, the proceeds from the insurance settlements were paid to the plaintiffs. The Company, in turn, is relieved of all further obligations to prosecute the Colts Neck insurance litigation.

Item 4. Submission of Matters to a Vote of Security Holders.
------- ----------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.
------- ---------------------------------------------------------------------

         The principal market on which the Company's Common Stock is traded is the American Stock Exchange, Inc. (Symbol: OHB).

         The high and low sales prices on the American Stock Exchange for the periods indicated below are as follows:

            Fiscal year
            ended June 30,                                      High                         Low
            --------------                                      ----                         ---
            2003  First Quarter                                $ 8.55                      $ 6.16

                  Second Quarter                                 8.15                        6.50

                  Third Quarter                                  8.74                        6.93

                  Fourth Quarter                                11.90                        6.90



            2002  First Quarter                                $ 3.18                      $ 2.20

                  Second Quarter                                 7.00                        2.30

                  Third Quarter                                  9.34                        5.55

                  Fourth Quarter                                 9.90                        6.30

         The number of common stockholders of record of the Company as of August 29, 2003 was approximately 200. The Company has not paid a cash dividend since December 1982. Payment of dividends will depend upon the earnings of the Company, its funds derived from operations, its working capital needs, its debt service requirements, its general financial condition and other factors (including, without limitation, restrictions in certain financing agreements). No assurance can be given that the Company will pay dividends in the future.

                      Equity Compensation Plan Information

                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be                                   future issuance under
                                  issued upon exercise of     Weighted-average exercise    equity compensation plans
                                   outstanding options,         price of outstanding         (excluding securities
                                         warrants              options, warrants and             reflected in
Plan category                           and rights                     rights                     column (a))
-------------                   --------------------------    -------------------------     ------------------------
                                            (a)                          (b)                          (c)
Equity compensation plans
approved by security holders .....        637,500                       $1.53                       255,000

Equity compensation plans not
approved by security holders .....          (1)                           N/A                           N/A

      Total.......................        677,500                       $1.49                       255,000

(1) In connection with the Company's acquisition of PLC on October 13, 2000, the Company entered into employment agreements with certain of the former PLC shareholders. Performance under the employment agreements entitles the former PLC shareholders to an aggregate of 150,000 shares of common stock of the Company issuable in equal installments on each of the first four anniversaries of the closing of the acquisition. Through June 30, 2003, the Company had issued 75,000 shares of common stock under these agreements. The former PLC shareholders have the right to cause the Company to repurchase the common stock issued pursuant to the PLC acquisition and the employment agreements approximately five years after the closing of the acquisition at a price of $3.33 per share.


         The agreement pursuant to which the Company acquired PLC on October 13, 2000 (the "Acquisition Agreement") provides for the issuance to the former PLC shareholders of an aggregate of 150,000 shares of the Company's common stock in equal installments on each of the first four anniversaries of the closing of the acquisition. In addition, in connection with the Company's acquisition of PLC, the Company entered into employment agreements the with the former PLC shareholders (the "Employment Agreements"). Performance under the Employment Agreements entitles the former PLC shareholders to an aggregate of 150,000 shares of the Company's common stock also to be issued in equal installments on each of the first four anniversaries of the closing of the acquisition. During each of fiscal 2003 and 2002, the Company issued 75,000 shares of common stock pursuant to these agreements. This issuance was exempt from registration under
Section 4(2) of the Securities Act of 1933 as a result of the limited number of persons to whom the shares were issued and the fact that the obligation to issue the shares was the result of a negotiated transaction. The Company anticipates that it will issue the balance of the shares in accordance with the terms of the Acquisition Agreement and the Employment Agreements.

Item 6.  Selected Financial Data.

         The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included under Item 8 of this Form 10-K.

                                                                              Year Ended June 30,
                                                                     (In thousands, except per share data)

            Operating Data                             2003              2002              2001             2000              1999
            --------------                             ----              ----              ----             ----              ----
            Earned revenues                        $ 388,485         $ 354,656         $ 287,222        $ 178,997         $ 150,573

            Net income available for
               common shareholders                    27,087            17,703            10,549            7,329             5,220

            Per share data for net income
               available for common shareholders:

                     Basic                              2.18              1.51              0.91             0.65              0.46

                     Diluted                            1.65              1.09              0.67             0.49              0.36


                                                                              Balance at June 30,
                                                                                (In thousands)

           Balance Sheet Data                          2003              2002              2001             2000              1999
           ------------------                          ----              ----              ----             ----              ----
           Residential properties                  $ 109,895         $ 112,279         $ 100,950         $ 65,669          $ 51,800

           Land and improvements                     100,791            82,699            71,739           61,991            59,763

           Inventory not owned                        18,443                 -                 -                -                 -

           Total assets                              290,709           238,499           213,500          150,328           136,537

           Mortgage obligations
             secured by real estate                  106,707           113,058           102,605           69,344            67,129

           Other notes payable                         2,531             4,974            11,669            7,563             8,951

           Shareholders' equity                       89,539            61,655            43,820           33,271            25,942


The Company has not paid a cash dividend since December 1982.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
        ------------------------------------------------------------

         Orleans Homebuilders, Inc. and its subsidiaries (collectively, the "Company", "OHB" or "Orleans") are currently engaged in residential real estate development in New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia. The Company has operated in the Pennsylvania and New Jersey areas for over 85 years and began operations in North Carolina, South Carolina and Virginia in fiscal 2001 through the acquisition of Parker & Lancaster Corporation ("PLC"), a privately-held residential homebuilder (see Note 2 of Notes to Consolidated Financial Statements for further details on the acquisition). In July 2003, the Company entered the central Florida market through its acquisition of Masterpiece Homes, Inc. ("Masterpiece"), an established homebuilder located in Orange City, Florida. Masterpiece reported revenues for the calendar year ended 2002 and the six months ended June 30, 2003 of approximately $26,300,000 and $20,000,000, respectively. Except as specifically indicated, information in this report does not include the operations of Masterpiece.

Results of Operations
---------------------

         The tables included in "Item 1 - Business" summarize the Company's revenues, new orders and backlog data for fiscal 2003 with comparable data for fiscal 2002 and 2001.

                    Fiscal Years Ended June 30, 2003 and 2002
                    -----------------------------------------

Orders and Backlog
------------------

         The dollar value of new orders for fiscal 2003 increased $105,994,000, or 29.8%, to $462,273,000 on 1,348 homes compared to $356,279,000 on 1,279 homes for fiscal 2002. The increase in the dollar value of new orders is a result of favorable conditions in the homebuilding industry, most notably, favorable financing conditions. In addition, the average price per unit of new orders in the combined regions increased approximately 23%, to $343,000 per home for fiscal 2003, compared to $279,000 per home for fiscal 2002. This change in the average price per unit of new orders is due to a change in the Company's product offerings, to more single family homes, as well as an increase in unit sales prices due to favorable economic conditions in the homebuilding industry. Unit sales prices have increased at the majority of communities open in fiscal 2003, when compared with the same communities and products offered for sale in fiscal 2002.

         Overall the number of new orders for fiscal 2003 increased by 69 homes, or 5.4%, to 1,348 homes compared to 1,279 homes for fiscal 2002. In the northern region, the number of new orders for fiscal 2003 decreased to 761 homes from 798 homes in fiscal 2002 due to a change in the Company's product offerings to more single family homes when compared with the prior fiscal year. The number of new orders also decreased due to delays in the opening of new communities during fiscal 2003, as a result of increasingly restrictive regulations and moratoriums by governments which the Company believes is due to the intensity of development in recent years. In the southern region, the number of new orders for fiscal 2003 increased to 587 homes from 481 homes in fiscal 2002 as the Company continues to expand in this region as a result of its October 2000 acquisition of PLC. In addition, the Company has increased its advertising and marketing in the southern region to support its expansion in this market.

         The dollar backlog at June 30, 2003 increased $79,703,000, or approximately 38.7%, to $285,767,000 on 752 homes compared to the backlog at June 30, 2002 of $206,064,000 on 647 homes. The increase in backlog dollars is primarily attributable to favorable economic conditions for the homebuilding industry in the regions where the Company operates. These favorable economic conditions, most notably favorable financing conditions, have resulted in positive home pricing trends and consistent customer demand.

Operating Revenues
------------------

         Earned revenues for fiscal 2003 increased $33,829,000 to $388,485,000, or 9.5%, compared to fiscal 2002. Earned revenues principally consist of revenues from the sale of residential properties, but also include revenue from land sales, interest income, property management fees and mortgage processing income. Revenues from the sale of residential homes included 1,243 homes totaling $382,570,000 during fiscal 2003, as compared to 1,322 homes totaling $351,060,000 during fiscal 2002. The increase in residential revenue earned is due to an increase in northern region residential revenue earned of approximately $23,048,000 and an increase in southern region residential revenue earned of approximately $8,462,000, compared with the prior fiscal year ended June 30, 2002. The overall increase in residential revenue earned is attributable to an increase in the average selling price per home for fiscal 2003, compared to the prior fiscal year, partially offset by a decrease in homes delivered in fiscal 2003 compared to fiscal 2002. This change in the average selling price per home is due to a change in the Company's product offerings in the northern region, to more single family homes, as well as an overall increase in unit sales prices due to favorable economic conditions in the homebuilding industry. Furthermore, a shortage of approved building lots in key markets has resulted in additional favorable pricing conditions for homebuilders. The overall decrease in homes delivered is partially due to a shift in homebuyer patterns in the southern region to more pre-construction sales rather than pre-built specification home sales. Fewer homes have been delivered in the southern region in fiscal 2003 when compared with fiscal 2002 as pre-construction new orders take longer to fulfill than new orders for pre-built specification homes. In addition, a change in the Company's product offerings, to more single family homes, has resulted in fewer homes delivered during fiscal 2003 when compared with fiscal 2002. Further, harsh winter weather conditions in the regions in which the Company operates have also contributed to a decrease in the number of homes delivered for fiscal 2003 compared to fiscal 2002. The overall average selling price per home delivered in fiscal 2003 increased by approximately 15.8% to $308,000 per home, compared to $266,000 per home for fiscal 2002. The overall average sales price per home varies from year-to-year depending upon product offerings, among other factors. Average sales prices have increased at the majority of communities open during fiscal 2003, when compared with the same communities and products offered for sale in fiscal 2002.

Costs and Expenses
------------------

         Costs and expenses for fiscal 2003 increased $17,494,000, or 5.4%, to $343,430,000, compared with fiscal 2002. The cost of residential properties for fiscal 2003 increased $10,473,000 to $294,066,000, or 3.7%, when compared with fiscal 2002. The increase in the cost of residential properties by approximately 3.7% compared to the increase in residential property revenue of approximately 9% during the same time period is due to an increase in gross profit margins for fiscal 2003 compared to fiscal 2002. Gross profit margins on residential property revenues were 23.1% for fiscal 2003, compared with 19.2% for fiscal 2002. The increase in gross profit margin on residential property revenues for fiscal 2003 compared with fiscal 2002 is a result of favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. Also contributing to the increase in gross profit margin on residential property revenue was the decreased costs of construction financing and the relatively stable costs for key building materials, when compared to the prior fiscal year.

         For fiscal 2003, selling, general and administrative expenses increased $5,222,000 to $44,821,000, or 13.2%, when compared with fiscal 2002. The increase in selling, general and administrative expenses is primarily attributable to an increase in sales commissions and incentive compensation of approximately $3,160,000 attributable to the Company's growth in residential revenue and profit. The Company has a bonus compensation plan for its executive officers and key employees calculated at a predetermined percentage of certain of its consolidated pretax earnings. In addition, certain regional employees not participating in the bonus compensation plan are awarded bonuses based upon the pretax earnings of the respective regions. An increase in advertising costs of approximately $856,000 also contributed to an increase in selling, general and administrative expense. The increase in advertising costs is primarily related to the southern region as the Company continues its efforts to expand in this area and shift customers' buying patterns to more pre-construction sales rather than pre-built specification homes. The selling, general and administrative expenses as a percentage of residential property revenue increased to 11.7% for fiscal 2003 compared to 11.3% for fiscal 2002. The increase in selling, general and administrative expenses as a percentage of residential property revenue is primarily attributable to the increase in fixed advertising costs, related to the southern region as noted above, and an increase in incentive compensation as a result of the overall increased profitability of the Company when compared with the prior year comparable period.

Income Tax Expense
------------------

         For fiscal 2003, income tax expense increased $6,951,000 to $17,758,000, or 64.3%, when compared with fiscal 2002. The increase in income tax expense is primarily attributable to an increase in income from operations. Additionally, as a result of changes in state tax laws, during fiscal year 2003, in the states in which the Company operates, the Company adjusted its effective tax rate on a cumulative basis to 39.4% of income from operations before income taxes for fiscal 2003 compared to 37.6% from operations before income taxes for fiscal 2002. The increase in the effective tax rate results in an increase in income tax expense of $817,000 for fiscal 2003 when compared with the same effective tax rate of 37.6% for fiscal 2002.

Net Income Available for Common Shareholders
--------------------------------------------

         Net income available for common shareholders for fiscal 2003 increased $9,384,000, or 53%, to $27,087,000 ($2.18 basic and $1.65 diluted earnings per share), compared with $17,703,000 ($1.51 basic and $1.09 diluted earnings per share) for fiscal 2002. This increase in net income available for common shareholders is primarily attributable to increased residential property revenue in the northern region and favorable conditions in the homebuilding industry resulting in strong customer demand, positive home pricing trends and improved gross margins.

                    Fiscal Years Ended June 30, 2002 and 2001
                    -----------------------------------------

Orders and Backlog
------------------

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

Operating Revenues
------------------

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

Costs and Expenses
------------------

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

Liquidity and Capital Resources
-------------------------------

         The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At June 30, 2003, the Company had approximately $145,112,000 available under existing secured revolving and construction loans for planned development expenditures. In addition, the Company had $4,000,000 available under an existing unsecured line of credit and working capital arrangement with Jeffrey P. Orleans, Chairman, Chief Executive Officer and majority shareholder of the Company.

         Net cash provided by operating activities for fiscal 2003 was $11,447,000 compared to net cash used in operating activities for the prior fiscal year of $7,305,000. The increase in net cash provided by operating activities of $18,752,000 when compared with the prior year is primarily attributable to an increase in net income of $9,384,000 and an increase in accounts payable and accrued expenses of $5,100,000 and a decrease in real estate held for development and sale of $6,581,000, partially offset by a decrease in receivables, deferred charges and other assets of approximately $3,945,000 when compared with the prior fiscal year. The increase in net income is due to an increase in the Company's revenue earned for fiscal 2003 compared with the prior fiscal year. Net cash used in investing activities for fiscal 2003 was $1,613,000, compared to $2,678,000 for the prior fiscal year. This decrease is primarily related to a decrease in investing activities related to the acquisition of PLC. Net cash used in financing activities for fiscal 2003 was $8,208,000, compared to net cash provided by financing activities of

$3,680,000 for the prior fiscal year. The increase in net cash used in financing activities is due to a reduction in borrowings and an increase in repayments by the Company during fiscal 2003, as the Company is able to meet its cash needs through available cash provided by operating activities.

         During the fiscal year ended June 30, 2003, the Company acquired land for future development that is expected to yield approximately 1,400 building lots. The aggregate purchase price was approximately $54,852,000, including approximately $33,630,000 for land purchases in North Carolina, South Carolina and Virginia.

         In connection with the acquisition of PLC on October 13, 2000, contingent payments representing an aggregate of 50% of PLC's pretax profits in excess of $1,750,000 for each of the fiscal years ended June 30, 2001, 2002 and 2003 are payable to certain of the former PLC shareholders. The contingent payments are subject to an aggregate cumulative pay-out limitation of $2,500,000. Contingent payments of approximately $577,000, $1,529,000 and $394,000 were earned for fiscal 2003, 2002 and 2001, respectively, with actual cumulative contingent payments due reaching the aggregate cumulative payout limitation of $2,500,000. This completes the cumulative pay-out of the contingent payments in connection with the PLC acquisition.

         On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes, Inc. ("Masterpiece"), and entered into an employment agreement with the president of Masterpiece. Masterpiece is an established homebuilder located in Orange City, Florida. The terms of the stock purchase agreement and employment agreement are as follows: (i) $3,900,000 in cash, at closing; and (ii) $2,130,000 payable January 1, 2005, unless prior to that date the president is terminated for cause or terminates his employment without good reason, as defined in the employment agreement; (iii) sale of 30,000 shares of the Company's common stock at $8 per share with a put option at the same price; (iv) the right to purchase 15,000 shares of the Company's common stock at $10.64 per share on December 31, 2004, 2005 and 2006; and (v) contingent payments representing 25% of Masterpiece's pre-tax profits for the calendar years ended December 31, 2004, 2005 and 2006.

         As of June 30, 2003 the Company had contracted to purchase, or has under option, land and improved lots for an aggregate purchase price of approximately $301,208,000 that are expected to yield approximately 6,860 homes. Including the aforementioned lots, the Company currently controls approximately 9,423 building lots. As of June 30, 2003, the Company had incurred costs associated with the acquisition and development of the approximately 6,860 homes, aggregating $20,778,000, including $10,556,000 of paid deposits. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, generally the purchase of the properties is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. However, on occasion the Company obtains land without having obtained all governmental approvals. In these circumstances, the Company performs reasonable due diligence to ascertain the likelihood that governmental approvals will be granted. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

         The Company believes that funds generated from operations and financing commitments from available lenders will provide the Company with sufficient capital to meet its existing operating needs.

Inflation
---------

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

Off-balance sheet arrangements, contractual obligations and commitments
-----------------------------------------------------------------------

         Certain off-balance sheet arrangements, contractual obligations and commitments are disclosed in various sections of the Consolidated Financial Statements, Notes to Consolidated Financial Statements, and below. Some typical off-balance sheet arrangements commonly affecting homebuilders include:

         o Cost sharing arrangement and unconsolidated real estate joint ventures--capital contribution requirements

         o  Variable interest entities

         o  Debt and debt service guarantees

         o  Surety bonds and standby letters of credit

         o  Executed contracts for construction and development activity

Each of these items are described in detail below as they directly affect the Company.

Cost sharing arrangements and unconsolidated real estate joint ventures--capital contribution requirements
--------------------------------------------------------------------------------

         The Company has developed and owned projects through joint ventures, accounted for using the equity method, with other parties in the past however, at the present time joint venture activities do not constitute a material portion of the Company's operations. In addition, the Company has partnered with other homebuilders and developers, under cost sharing agreements, to acquire land and/or to develop or improve common off-site facilities, such as sewer treatment plants, that will benefit both parties. Most of these agreements are set up as cost sharing agreements whereby the homebuilders and developers share in the cost of acquiring the parcel or improving the off-site facility. The Company currently does not have any material unfunded commitments with respect to joint ventures and cost sharing arrangements.

Debt and debt service guarantees
--------------------------------

         At June 30, 2003, the Company has mortgage and other note obligations on the balance sheet totaling $109,238,000. The Company currently does not have any off-balance sheet debt service guarantees.

Surety bonds and standby letters of credit
------------------------------------------

         As of June 30, 2003, the Company had $71,400,000 in surety bonds and $1,880,000 in outstanding standby letters of credit, totaling $73,280,000 in favor of local municipalities or financial institutions to guarantee the construction of real property improvements or financial obligations. The

$71,400,000 in surety bonds are to guarantee the construction of public improvements and infrastructure such as sewer, streets, traffic signals, grading, and wildlife preservations in connection with the Company's various development projects. Surety bonds are commonly required by public agencies from homebuilders such as the Company and other real estate developers. The surety bonds and standby letters of credit are renewable and expire upon completion of the required improvements. Standby letters of credit are a form of credit enhancement that is commonly required in real estate development to secure the construction of public improvements. In the past three years, no surety bonds or standby letters of credit have been drawn on for use to satisfy the Company's obligations.

Executed contracts for site work and construction activity
----------------------------------------------------------

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

         The following table summarizes the Company's outstanding obligations as of June 30, 2003 and the effect such obligations are expected to have on liquidity and cash flow in future periods. For Mortgage and Other Note Obligations, payments due by period are shown based on the expiration date of the loan. Generally, the Company repays the loan obligation prior to the expiration date of the loan, as the homes which are collateral are sold. Loan obligations are repaid at a predetermined percentage (approximately 85%) of the base selling price of a home when a sale is completed (see Note 6 of Notes to Consolidated Financial Statements for further details), which usually results in the loan being fully repaid before all lots of the development are delivered.


                                                            Payments Due by Year Ended June 30,
                            -----------------------------------------------------------------------------------------------------

Obligations                    Total          2004           2005          2006           2007           2008        thereafter
                            ------------    ----------    -----------    ----------    -----------    -----------    ------------

Mortgage and Other
   Note Obligations            $109,238       $87,866        $13,178        $6,699         $1,495            $ -             $ -
Operating Leases                  3,318           776            709           639            382            158             654
Affordable Housing
  Contributions                   2,885           777            776           551            451            330               -

                            ------------    ----------    -----------    ----------    -----------    -----------    ------------
Total Obligations              $115,441       $89,419        $14,663        $7,889         $2,328           $488            $654
                            ============    ==========    ===========    ==========    ===========    ===========    ============


         The above tables do not include certain obligations made in the ordinary course of business, such as trade payables.

Critical Accounting Policies
----------------------------

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

Consolidation of Variable Interest Entities
-------------------------------------------

         In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46") which provides guidance on identifying entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIE") and how to determine when and which business enterprise should consolidate the VIE.

         FIN 46 requires significant use of judgment and estimates in determining its application. See New Accounting Pronouncements section of this 10-K for additional discussion of FIN 46.

Estimates
---------

         Impairment charges to reduce the Company's real estate inventories to net realizable value are recorded using several factors including management's plans for future operations, recent operating results and projected cash flows, which include assumptions related to expected future demand and market conditions. The adequacy of the Company's impairment charges could be materially affected by changes in market conditions.

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

         Estimates for the costs to complete land development are recorded upon completion of the related land development project. Estimates for land and land development costs are allocated to development phases based on the total number of lots expected to be developed within each subdivision and are based on detailed budgets for the land development project and historical experience and trends. If actual costs or the total number of lots developed changes, significant variances may be encountered.

Revenue recognition
-------------------

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

Impairment
----------

         The Company assesses the impairment of real estate assets when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators the Company considers important which could trigger an impairment review include the following:

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

Capitalization of costs
-----------------------

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

Environmental liability exposure
--------------------------------

         Development and sale of real property creates a potential for environmental liability on the part of the Company as owner and developer, for its own acts as well as those of prior owners of the subject property or adjacent parcels. If hazardous substances are discovered on or emanating from any of the Company's properties, the Company and prior owners, may be held liable for costs and liabilities relating to such hazardous substances. Environmental studies are generally undertaken in connection with property acquisitions by the Company. In the event the Company incurs environmental remediation costs, including clean up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean up, litigation defense, and the pursuit of responsible third parties, such costs incurred in connection with properties previously sold are expensed. Costs relating to land under development and undeveloped land are capitalized as part of development costs. Costs incurred for properties to be sold are deferred and charged to cost of sales when the properties are sold. Should a previously undetected, substantial environmental hazard be found on the Company's properties, significant liquidity could be consumed by the resulting clean up requirements and a material expense may be recorded. Further, governmental regulation on environmental matters affecting residential development could impose substantial additional expense to the Company, which could adversely affect the results of operations of the Company or the value of properties owned, or under contract of purchase by the Company (see Item 3, Legal Proceedings, and Note 11 of Notes to Consolidated Financial Statements for a discussion of specific environmental litigation).

Income taxes
------------

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

New Accounting Pronouncements
-----------------------------

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), and the amendments to SFAS No. 4, SFAS No. 64, "Extinguishments of Debt made to Satisfy Sinking-Fund Requirements" ("SFAS No. 64"). Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), however, due to the nature of the Company's operations it is not expected that such treatment will be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB No. 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement on July 1, 2002 and adoption did not have a material impact on the Company's results of operations or financial position.

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

         In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No 148") which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 effective July 1, 2002. The adoption of SFAS No. 148 did not have a material impact on the financial position or results of operations of the Company.

         In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). A Variable Interest Entity (VIE) is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. Fin 46 is effective immediately for VIE's created after January 31, 2003. For VIE's created before January 31, 2003, FIN 46 must be applied when the transition period provisions are adopted.

         Based on the provisions of FIN 46, the Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIE's inventory will be reported as "Inventory Not Owned - Variable Interest Entities".

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company will adopt the provisions of this statement, as required, on July 1, 2003, and it is not expected to have a significant financial impact on the financial position of the Company.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------- -----------------------------------------------------------

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company is exposed to market risk in the area of interest rate changes. A majority of the Company's debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, an increase/decrease in interest rates of 100 basis points will result in a corresponding increase/decrease in cost of sales and interest charges incurred by the Company of approximately $1,155,000 in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered. Generally, the Company has in the past been able to increase prices to cover portions of any increase in cost of sales and interest charges incurred resulting from any increase in interest rates. As a result, the Company believes that reasonably possible near-term changes in interest rates will not result in a material negative effect on future earnings, fair values or cash flows of the Company.

Item 8.   Financial Statements and Supplementary Data.
-------   --------------------------------------------

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----

Report of independent accountants                                          40

Consolidated balance sheets at June 30, 2003
     and June 30, 2002                                                     41

Consolidated statements of operations and retained
     earnings for the years ended June 30, 2003,
     2002 and 2001                                                         42

Consolidated statements of shareholders' equity for the
     years ended June 30, 2003, 2002 and 2001                              43

Consolidated statements of cash flows for the
     years ended June 30, 2003, 2002 and 2001                              44

Notes to consolidated financial statements                                 45


         All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         The individual financial statements of the Registrant's subsidiaries have been omitted since the Registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Registrant or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at June 30, 2003, excepting indebtedness incurred in the ordinary course of business.

                         Report of Independent Auditors



To the Board of Directors and Shareholders of Orleans Homebuilders, Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orleans Homebuilders, Inc. and its subsidiaries (the "Company") at June 30, 2003 and June 30, 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4, the Company has adopted the provisions of FASB Interpretation No. 46 "Consolidation of Variable Interest Entities ("VIEs"), an interpretation of ARB No. 51" for VIEs entered into or modified after February 1, 2003. Such adoption effects land purchase transactions with significant deposits.



PricewaterhouseCoopers LLP
Philadelphia, PA
September 5, 2003

                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                       June 30,              June 30,
                                                                                         2003                  2002
                                                                                    --------------      -----------------
Assets
Cash and cash equivalents                                                                $   8,883              $   7,257
Restricted cash - customer deposits                                                         15,065                  9,230
Real estate held for development and sale:
    Residential properties completed or under construction                                 109,895                112,279
    Land held for development or sale and improvements                                     100,791                 82,699
    Inventory not owned - Variable Interest Entities                                        18,443                      -
Property and equipment, at cost, less accumulated depreciation                               2,428                  1,726
Deferred income taxes                                                                          233                      -
Intangible assets, net of amortization                                                       4,180                  3,718
Receivables, deferred charges and other assets                                              30,791                 21,590
                                                                                    --------------      -----------------
    Total Assets                                                                         $ 290,709              $ 238,499
                                                                                    ==============      =================


Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                                         $  29,306              $  24,199
Accrued expenses                                                                            27,445                 23,232
Customer deposits                                                                           16,539                  9,775
Obligations related to inventory not owned                                                  17,643                      -
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                                                   106,707                113,058
Notes payable - related parties                                                              2,500                  3,750
Other notes payable                                                                             31                  1,224
Deferred income taxes                                                                            -                    618
                                                                                    --------------     ------------------
    Total Liabilities                                                                      200,171                175,856
                                                                                    --------------     ------------------

Commitments and contingencies

Redeemable common stock                                                                        999                    988
                                                                                    --------------     ------------------

Shareholders' Equity:
Preferred stock, $1 par, 500,000 shares authorized: Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value, issued and
    outstanding 100,000 shares ($3,000,000 liquidation preference)                           3,000                  3,000
Common stock, $.10 par, 20,000,000 shares authorized, 13,364,797 and 12,698,131
    shares issued at June 30, 2003 and June 30, 2002, respectively                           1,337                  1,270
Capital in excess of par value - common stock                                               18,659                 17,726
Retained earnings                                                                           67,589                 40,502
Treasury stock, at cost (727,232 and 812,232 shares held at June 30, 2003 and
    June 30, 2002, respectively)                                                            (1,046)                  (843)
                                                                                    --------------      -----------------
Total Shareholders' Equity                                                                  89,539                 61,655
                                                                                    --------------      -----------------

Total Liabilities and Shareholders' Equity                                               $ 290,709              $ 238,499
                                                                                    ==============      =================

         See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                              and Retained Earnings
                    (in thousands, except per share amounts)

                                                                          For the year ended June 30,
                                                                 2003                 2002              2001
                                                           ---------------    --------------   ---------------
Earned revenues
    Residential properties                                       $ 382,570         $ 351,060         $ 282,384
    Land sales                                                         744                80             1,786
    Other income                                                     5,171             3,516             3,052
                                                           ---------------    --------------   ---------------
                                                                   388,485           354,656           287,222
                                                           ---------------    --------------   ---------------
Costs and expenses
    Residential properties                                         294,066           283,593           236,129
    Land sales                                                         875               102             1,664
    Other                                                            3,436             2,520             1,290
    Selling, general and administrative                             44,821            39,599            30,181
    Interest
      Incurred                                                       6,420             7,644             8,992
      Less capitalized                                             (6,188)           (7,522)            (8,567)
                                                           ---------------    --------------   ---------------
                                                                   343,430           325,936           269,689
                                                           ---------------    --------------   ---------------

Income from operations before income taxes                          45,055            28,720            17,533
Income tax expense                                                  17,758            10,807             6,774
                                                           ---------------    --------------   ---------------

Net income                                                          27,297            17,913            10,759
Preferred dividends                                                    210               210               210
                                                           ---------------    --------------   ---------------

Net income available for common shareholders                        27,087            17,703            10,549
Retained earnings, at beginning of period                           40,502            22,799            12,250
                                                           ---------------    --------------   ---------------
Retained earnings, at end of period                              $  67,589         $  40,502         $  22,799
                                                           ===============    ==============   ===============

Basic earnings per share                                         $    2.18         $    1.51         $    0.91
                                                           ===============    ==============   ===============

Diluted earnings per share                                       $    1.65         $    1.09         $    0.67
                                                           ===============    ==============   ===============



                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                             (dollars in thousands)




                                     Preferred Stock            Common Stock
                                   Shares                   Shares
                                 Issued and               Issued and
                                 Outstanding     Amount   Outstanding      Amount
                                 ------------  ---------  ------------  ----------
Balance at July 1, 2000               100,000   $  3,000    12,698,131   $   1,270

Net income
Preferred dividends
                                 ------------  ---------  ------------  ----------
Balance at June 30, 2001              100,000      3,000    12,698,131       1,270


Stock options exercised
Shares issued in connection with
  acquisition of PLC
Net income
Preferred dividends
                                 ------------  ---------  ------------  ----------
Balance at June 30, 2002              100,000      3,000    12,698,131       1,270


Stock options exercised
Treasury stock purchase
Shares issued in connection with
  acquisition of PLC
Net income
Preferred dividends
                                 ------------  ---------  ------------  ----------
Balance at June 30, 2003              100,000    $ 3,000    12,698,131    $  1,270
                                 ============  =========  ============  ==========

[RESTUBBED]



                                     Capital in
                                     Excess of                          Treasury Stock
                                    Par Value -     Retained          Share
                                   Common Stock     Earnings          Held         Amount        Total
                                  -------------   -----------    -------------     -------    -----------
Balance at July 1, 2000            $     17,726    $   12,250        1,340,238     $  (975)   $    33,271

Net income                                             10,759                                      10,759
Preferred dividends                                      (210)                                       (210)
                                  -------------   -----------    -------------     -------    -----------
Balance at June 30, 2001                 17,726        22,799        1,340,238        (975)        43,820


Stock options exercised                                               (453,006)        132            132
Shares issued in connection with
  acquisition of PLC                                                   (75,000)                         -
Net income                                             17,913                                      17,913
Preferred dividends                                      (210)                                       (210)
                                  -------------   -----------    -------------     -------    -----------
Balance at June 30, 2002                 17,726        40,502          812,232        (843)        61,655


Stock options exercised                                                (40,000)         37             37
Treasury stock purchase                                                 30,000        (240)          (240)
Shares issued in connection with
  acquisition of PLC                                                   (75,000)                         -
Net income                                             27,297                                      27,297
Preferred dividends                                      (210)                                       (210)
                                  -------------   -----------    -------------     -------    -----------
Balance at June 30, 2003           $     17,726    $   67,589          727,232     $(1,046)   $    88,539
                                  =============   ===========    =============     =======    ===========

                 See notes to consolidated financial statements

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                       Twelve Months Ended
                                                                             June 30,
                                                                 2003          2002          2001
                                                           --------------    ----------   -----------

Cash flows from operating activities:
 Net income                                                    $ 27,297      $ 17,913      $ 10,759
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
 Depreciation and amortization                                      449           526           507
 Deferred taxes                                                    (851)       (1,500)         (227)
 Noncash compensation                                                11            45            33
Changes in operating assets and liabilities:
 Restricted cash - customer deposits                             (5,835)         (806)          313
 Real estate held for development and sale                      (15,708)      (22,289)          362
 Receivables, deferred charges and other assets                 (10,001)       (6,055)       (6,126)
 Accounts payable and other liabilities                           9,320         4,220        10,895
 Customer deposits                                                6,764           641            38
                                                           ------------    ----------   -----------
Net cash provided by (used in) operating activities              11,446        (7,305)       16,554
                                                           ------------    ----------   -----------

Cash flows from investing activities:
 Purchases of property and equipment                             (1,151)       (1,273)         (412)
 Acquisition of PLC, net of cash acquired                          (462)       (1,405)       (4,714)
                                                           ------------    ----------   -----------
Net cash used in investing activities                            (1,613)       (2,678)       (5,126)
                                                           ------------    ----------   -----------

Cash flows from financing activities:
 Borrowings from loans secured by real estate assets            252,962       262,981       178,119
 Repayment of loans secured by real estate assets              (259,313)     (252,528)     (181,602)
 Borrowings from other note obligations                           4,000        17,770        10,673
 Repayment of other note obligations                             (5,443)      (24,465)       (7,567)
 Treasury stock purchase                                           (240)            -             -
 Stock options exercised                                             37           132             -
 Preferred stock dividend                                          (210)         (210)         (210)
                                                           ------------    ----------   -----------
Net cash (used in) provided by financing activities              (8,207)        3,680          (587)
                                                           ------------    ----------   -----------

Net increase (decrease) in cash and cash equivalents              1,626        (6,303)       10,841
Cash and cash equivalents at beginning of period                  7,257        13,560         2,719
                                                           ------------    ----------   -----------
Cash and cash equivalents at end of period                     $  8,883      $  7,257      $ 13,560
                                                           ============    ==========   ===========

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

Principles of consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. On October 13, 2000, the Company acquired all of the issued and outstanding shares of Parker & Lancaster Corporation ("PLC"). Unless otherwise indicated, the term, the "Company" or "OHB" includes the accounts of PLC and its subsidiaries. PLC is engaged in residential real estate development in North Carolina, South Carolina and Virginia. The Consolidated Statements of Operations and Retained Earnings and the Consolidated Statements of Cash Flows include the accounts of PLC and its wholly-owned subsidiaries beginning October 13, 2000. The Consolidated Balance Sheets include the accounts of PLC and its wholly-owned subsidiaries as of June 30, 2003 and 2002. In addition, certain joint ventures and business arrangements will be consolidated pursuant to FIN 46. See recent accounting pronouncements section of this Note 1 and Note 4 for additional discussion of FIN 46. All material intercompany transactions and accounts have been eliminated.

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

Interest costs included in costs and expenses of residential properties and land sold for fiscal years 2003, 2002 and 2001 were $8,073,000, $11,958,000 and
$11,789,000, respectively.

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

Intangible assets that have finite useful lives will be amortized over their useful lives. SFAS No. 142 requires an annual assessment of goodwill and non-amortizable intangible assets to determine potential impairment of such asset. The initial assessment was completed upon adoption and again at June 30, 2003 and no impairment charge was determined to be required.

Advertising costs
The total amount of advertising costs charged to selling, general and administrative expense was $5,731,000, $4,875,000 and $3,858,000 for the three years ended June 30, 2003, 2002, and 2001, respectively.

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

Leases
The Company's leasing arrangements as lessee include the leasing of certain office space and equipment. These leases have been classified as operating leases. Rent expense was approximately $623,000, $515,000, and $360,000 for the three years ended June 30, 2003, 2002 and 2001, respectively. The Company has operating lease commitments of $776,000, $709,000, $639,000, $382,000, $158,000
and $654,000 for the years ended June 30, 2004, 2005, 2006, 2007, 2008 and thereafter, respectively.

Stock-Based Compensation
Effective July 1, 2002, the Company adopted the preferable fair value recognition provisions of SFAS No. 123, "Accounting for Stock Issued to Employees." The Company selected the prospective method of adoption as permitted by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." See Note 9 for additional disclosure and discussion on stock-based compensation.

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

Consolidated statements of cash flows
For purposes of reporting cash flows, short-term investments with original maturities of ninety days or less are considered cash equivalents. Interest payments, net of amounts capitalized, for fiscal 2003, 2002 and 2001, were $232,000, $122,000 and $373,000, respectively. Income taxes paid were $17,007,000, $11,565,000 and $6,718,000 for fiscal 2003, 2002 and 2001, respectively.

Non-cash activity
The Company has a Convertible Subordinated 7% Note dated August 8, 1996 issued to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company. This
note is included in the Notes payable - related parties category of the balance sheet and is convertible into Orleans Homebuilders, Inc. common stock at $1.50 per share. Interest is payable quarterly and principal is due in annual installments of $1,000,000 beginning January 1, 2003. With prior notice given, as of January, 1, 2003, Mr. Orleans converted the first annual installment of $1,000,000 into 666,666 shares of the Company's common stock. As of June 30, 2003 the remaining balance of the Convertible Subordinated 7% Note is $2,000,000.

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

Comprehensive income
In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective July 1, 1998. The primary components of comprehensive income are net income, foreign currency translations, minimum pension liabilities, and the change in value of certain investments in marketable securities classified as available-for-sale. Upon adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS No. 137") (effective for the Company on July 1, 2000), comprehensive income was also affected by the mark-to-market on the effective portion of hedge instruments. Since the Company had no material such items, comprehensive income and net income are the same for fiscal 2003, 2002 and 2001.

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

Recent accounting pronouncements

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


In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS No. 4"), and the amendments to SFAS No. 4, SFAS No. 64, "Extinguishments of Debt made to Satisfy Sinking-Fund Requirements" ("SFAS No. 64"). Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"), however, due to the nature of the Company's operations it is not expected that such treatment will be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB No. 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement on July 1, 2002 and adoption did not have a material impact on the Company's results of operations or financial position.

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

In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No 148") which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 effective July 1, 2002. The adoption of SFAS No. 148 did not have a material impact on the financial position or results of operations of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). A Variable Interest Entity (VIE) is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. Fin 46 is effective immediately for VIE's created after January 31, 2003. For VIE's created before January 31, 2003, FIN 46 must be applied when the transition period provisions are adopted.

Based on the provisions of FIN 46, the Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIE's inventory will be reported as "Inventory Not Owned - Variable Interest Entities".

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company will adopt the provisions of this statement, as required, on July 1, 2003, and it is not expected to have a significant financial impact on the financial position of the Company.

Note 2.  Acquisitions

On October 13, 2000, the Company acquired all of the issued and outstanding shares of PLC and entered into employment agreements ranging from two to three years with certain of the former PLC shareholders for combined consideration of
(i) approximately $5,000,000 in cash; (ii) $1,000,000 of subordinated promissory notes which bear interest at the prime rate, subject to a cap of 10% and a floor of 8% (subject to the 8% floor at June 30, 2003 and 2002) with principal payable over four years; (iii) 300,000 shares of common stock of the Company (150,000 of which are issuable under certain employment agreements) payable in equal installments on each of the four anniversaries of the closing of the acquisition; and (iv) contingent payments representing an aggregate of 50% of PLC's pre-tax profits in excess of $1,750,000 for each of the fiscal years ended June 30, 2001, 2002 and 2003, subject to an aggregate cumulative pay-out limitation of $2,500,000. Through June 30, 2003, the contingent payments earned based on PLC's share of the pre-tax profits have reached the cumulative payout limitation of $2,500,000. The Company also incurred approximately $485,000 in acquisition costs to complete this transaction. The Company accounted for these transactions in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations", whereby certain of these amounts were considered to be part of the purchase price of the business and the remainder part of employee compensation. With respect to the amounts allocated to the purchase, such amount was allocated to the fair value of the assets and liabilities acquired with the excess of approximately $2,480,000 allocated to intangible assets and goodwill. Accumulated amortization of the intangible assets and goodwill at June 30, 2001 was approximately $167,000. In accordance with SFAS No. 142, the Company discontinued the amortization related to all intangible assets and goodwill recorded in connection with the PLC acquisition. See also Intangible Assets in
Note 1 to these Consolidated Notes. During fiscal 2003, 2002 and 2001 intangible assets and goodwill increased by approximately $462,000, $1,405,000 and $183,000, respectively, as a result of the allocation of additional contingent payments earned by the former PLC shareholders.

The former shareholders of PLC have the right to cause the Company to repurchase the common stock issued pursuant to the PLC acquisition and related employment agreements approximately five years after the closing of the acquisition at a price of $3.33 per share. If the PLC acquisition occurred on July 1, 2000, pro forma information for the Company would have been as follows:


                               For the Year Ended
                                  June 30, 2001
                                   (unaudited)

                            (in thousands, except per
                                 share amounts)
     Revenue                                 $ 306,867
     Income from operations                     17,623
     Net income available for
      common shareholders                       10,832
     Earnings per share:
      Basic                                       0.93
      Diluted                                     0.69

Note 3.  Certain Transactions with Related Parties

In December 1997, the Company purchased land approved for the development of 181 lots from Mr. Orleans in exchange for a $500,000 Purchase Money Mortgage, plus a share of one-half of the gross profit in excess of 16% on 134 of the lots. During fiscal 2002 and 2001, 54 and 48 lots, respectively, have settled and the Company incurred additional costs of approximately $383,000 and $145,000, respectively, for Mr. Orleans' share of the gross profit. As of June 30, 2002, all of the lots have been settled and the Company paid Mr. Orleans approximately $660,000 in total under this agreement, with the remaining amount of $29,000 being paid during fiscal 2003.

Mr. Goldman and Mr. Orleans each own a 33-1/3% equity interest in a limited partnership that has a consulting agreement with a third party real estate title insurance company (the "Title Company"). The Company purchases real estate title insurance and related closing services from the Title Company for various parcels of land acquired by the Company. The Company paid the Title Company approximately $80,000, $190,000 and $197,000, for the fiscal years 2003, 2002 and 2001, respectively. These costs are considered to approximate fair value for services provided. In addition, the Company's homebuyers may elect to utilize the Title Company for the purchase of real estate title insurance and real estate closing services but, the homebuyers are under no obligation to do so.

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

During fiscal 2003, Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, purchased five low income homes, with an aggregate sales value of approximately $317,000. These transactions satisfied, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The selling prices for these homes, which are determined by state statute, are the same as if the homes had been sold to unaffiliated third parties.

During fiscal 2003 the Company entered into two separate ten year leases for the rental of office space with a company that is controlled by Mr. Orleans. The Company expects to take possession of the leased premises sometime during fiscal 2004 at which time the lease term will begin. The annual rental for the leased office space is $112,000 and escalates to $128,000 after the fifth year of the lease. The Company is also responsible to pay its pro rata share of common area maintenance costs. These costs are considered to approximate fair value for services provided.

The Company leases office space and obtains real estate title insurance for various parcels of land acquired by the Company from companies controlled by Mr. Russell Parker, the president of the Company's subsidiary, PLC. The annual rental for the office space leased from an entity controlled by Mr. Parker is approximately $65,000 and is considered to approximate a fair market value rental. The Company paid real estate title insurance premiums to an entity controlled by Mr. Parker, of approximately $89,000, $69,000 and $12,000 for fiscal 2003, 2002 and 2001, respectively. These costs are considered to approximate fair value for services provided.

Real estate title insurance paid by the Company is capitalized as a cost of acquiring the specific parcel in accordance with the Company's real estate capitalization and cost allocation policies and is subsequently expensed as part of cost of sales upon consummation of sales to the third party homebuyers. See
Note 1 to the consolidated financial statements for a discussion of these policies.

See Note 6 to the consolidated financial statements for a discussion of other related party financing transactions.

Note 4. Real Estate Held for Development and Sale

A summary of real estate held for development and sale is as follows:

                                                  Balance at June 30,
                                                2003              2002
                                            -----------       -----------
                                                    (in thousands)

  Condominiums and townhomes               $    28,837       $    27,917

  Single-family homes                           81,058            84,362
  Land held for development or
    sale and improvements                      100,791            82,699
  Inventory not owned                           17,643                 -
                                           -----------       -----------
  Total real estate held for
   development and sale                    $   228,329       $   194,978
                                           ===========       ===========

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). A Variable Interest Entity (VIE) is created when (i) the equity investment at risk is not sufficient to permit the entity from financing its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. Fin 46 is effective immediately for VIE's created after January 31, 2003. For VIE's created before January 31, 2003, FIN 46 must be applied when the transition period provisions are adopted.

Based on the provisions of FIN 46, the Company has concluded that whenever it options land or lots from an entity and pays a significant non-refundable deposit, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIE's inventory will be reported as "Inventory Not Owned - Variable Interest Entities".

At June 30, 2003 the Company consolidated five VIE's created from February 1, 2003 to June 30, 2003 as a result of its option to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these five VIE's totaling $800,000. The Company's deposits and any costs incurred prior to acquisition of the land or lots, represent our maximum exposure to loss. The fair value of the property owned by the VIE's was $18,443,000. Since the Company could not get the selling entities to provide us with any financial information, the fair value of the property to be acquired less cash deposits, which totaled $17,643,000, was reported on the balance sheet as Obligations related to inventory not owned. Creditors, if any, of these VIE's have no recourse against the Company.

The Company will continue to secure land and lots using options. Including the deposits with the five VIE's above, at June 30, 2003, the Company has total costs incurred to acquire land and lots of approximately $20,778,000, including $10,556,000 of cash and letters of credit deposits. The total purchase price under these contracts is approximately $301,208,000. Not all deposits are with VIE's. The maximum exposure to loss is limited to deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots. The Company is in the process of evaluating all option purchase agreements in effect as of January 31, 2003. Options with VIE's where the Company is the primary beneficiary will be consolidated when the transition period provisions are adopted.

Sales status of residential properties completed or under construction is as follows:

                                                  Balance at June 30,
                                                2003              2002
                                            -----------       -----------
                                                    (in thousands)

      Under contract for sale                $  76,303          $ 76,885

      Unsold                                    33,592            35,394
                                           -----------       -----------
      Total residential properties
       completed or under construction
                                             $ 109,895          $112,279
                                           ===========       ===========



Note 5. Property and Equipment

Property and equipment consists of the following:


                                                  Balance at June 30,
                                                2003              2002
                                            -----------       -----------
                                                    (in thousands)

      Property and equipment                $  4,640           $   3,967

      Less:  accumulated depreciation         (2,212)             (2,241)
                                            --------           ---------

      Total property and equipment, net     $  2,428           $   1,726
                                            ========           =========


Depreciation expense, included in Other Costs and Expenses on the Company's Consolidated Statements of Operations and Retained Earnings, was $449,000, $526,000 and $340,000 during fiscal 2003, 2002 and 2001, respectively.

Note 6. Mortgage and Other Note Obligations

The maximum balance outstanding under construction and inventory loan agreements at any month end during fiscal 2003, 2002 and 2001 was $133,018,000, $123,497,000 and $102,103,000, respectively. The average month end balance during fiscal 2003, 2002 and 2001 was approximately $115,490,000, $114,491,000 and $83,875,000, respectively, bearing interest at an approximate average annual rate of 4.51%, 5.63% and 7.85%, respectively. At June 30, 2003, the Company had approximately $145,112,000, available to be drawn under existing secured revolving and construction loans for planned development expenditures. Obligations under residential property and construction loans amounted to $103,797,000 and $107,551,000 at June 30, 2003 and 2002, respectively, and are repaid at a predetermined percentage (approximately 85% on average) of the selling price of a unit when a sale is completed. The repayment percentage varies from community to community and over time within the same community. Mortgage obligations secured by land held for development and sale and improvements aggregating $2,910,000 and $5,507,000 at June 30, 2003 and 2002, respectively, are due in varying installments through fiscal 2004 with annual interest at variable rates based on LIBOR or the prime rate of interest plus a spread. The LIBOR and prime rate of interest at June 30, 2003 were 1.3% and 4.0%, per annum, respectively.

As partial consideration for the October 13, 2000 acquisition of PLC, the Company issued $1,000,000 of subordinated promissory notes to certain former PLC shareholders. The Company, via certain employment agreements entered into as a result of the acquisition, currently employs a majority of the former PLC shareholders. The subordinated promissory notes of $500,000 and $750,000 are included in Notes Payable - Related Parties at June 30, 2003 and 2002, respectively. The promissory notes bear interest, payable quarterly, at the prime rate, subject to a cap of 10% and a floor of 8% (currently incurring interest subject to the 8% floor at June 30, 2003) with principal payable on the anniversary date of the note in four equal installments.

Included in Notes Payable - Related Parties at June 30, 2003 and 2002 is a balance due of $2,000,000 and $3,000,000, respectively under a Convertible Subordinated 7% Note dated August 8, 1996 issued to Jeffrey P. Orleans. This note is convertible into Orleans Homebuilders, Inc. common stock at $1.50 per share. As of January 1, 2003, Mr. Orleans converted the first annual installment of $1,000,000 into 666,666 shares of the Company's common stock. Interest is payable quarterly and the remaining principal is due in annual installments of $1,000,000 beginning on January 1, 2004 and 2005.

The Company has a $4,000,000 unsecured line of credit agreement with Mr. Orleans. This agreement provides for an annual review for a one-year extension and currently expires June 30, 2004 with annual interest at LIBOR plus 4% per annum which is payable monthly. There were no principal and interest balances outstanding under this unsecured line of credit agreement at June 30, 2003 and 2002.

Prior to October 22, 1993, the date of acquisition by the Company of Orleans Construction Corp.("OCC"), a real estate company which was wholly owned by Mr. Orleans, OCC had advanced funds to, borrowed funds from, and paid expenses and debt obligations on behalf of Orleans Builders and Developers, L.P., a partnership in which Mr. Orleans owns a majority interest. During fiscal 2002 the Company repaid the entire outstanding principal balance and accrued interest of approximately $900,000. These advances bear interest at 7% annually. Interest incurred on these advances amounted to $31,000 and $90,000 for the years ended June 30, 2002 and 2001, respectively.

In June, 1997, the Chester County Industrial Development Authority issued bonds in the amount of $1,855,000 and loaned the proceeds thereof to a subsidiary of the Company. The proceeds from this obligation were used to construct and operate a waste water spray irrigation facility which is servicing the Company's Willistown Chase community in Chester County, Pennsylvania. In November 2002, the

Company repaid the entire outstanding principal balance of the bonds plus accrued interest. In connection with the repayment, the Company incurred a loss of approximately $61,000 as a result of the write-off of the remaining unamortized loan costs. Such amount is included in Interest Incurred on the Company's Consolidated Statement of Operations for the fiscal year 2003. Included in Other Notes Payable is the total principal and accrued interest of $1,115,000 related to the bonds at June 30, 2002.

The following table summarizes the components of Other Notes Payable, including related party amounts.

                                           Final                 Annual              Outstanding
                                          Maturity              Interest          Balance at June 30,
                                           Date                 Rate              2003          2002
                                       --------------    -------------------    --------      --------
                                                                                       (in thousands)

Convertible Subordinated 7% Note          January 2005              7%           $ 2,000      $  3,000

Subordinated Promissory Note              October 2004            8%-10%             500           750
                                                                                --------      --------
Subtotal notes payable related parties                                             2,500         3,750
                                                                                --------      --------


Property and Equipment                      2004-2005           7 1/4%-10%            31            63
Bonds Payable
  (secured by mortgage receivables)           2003               10%-12%               -            46
Quaker Sewer Bonds                          November                7%                 -         1,115
                                              2002                              --------      --------
Subtotal other notes payable                                                          31         1,224
                                                                                --------      --------

Total notes payable related parties
  and other notes payable                                                       $  2,531      $  4,974
                                                                                ========      ========

Maturities of these obligations are (in thousands):


       2004                                                 $   1,559
       2005                                                     1,496
                                                            ---------
       Total notes payable related
         parties and other notes payable                    $   2,531
                                                            =========



Note 7. Preferred Stock
On October 20, 1998, the Company issued 100,000 shares of Series D Preferred Stock to Jeffrey P. Orleans in exchange for an aggregate amount of $3,000,000 in Company notes formerly held by Mr. Orleans. The Series D Preferred Stock was issued from an aggregate of 500,000 shares of Preferred Stock authorized. The Series D Preferred Stock has a liquidation value of $3,000,000, or $30.00 per share, and requires annual dividends of 7% of the liquidation value. The dividends are cumulative and are payable quarterly on the first day of March, June, September and December. The Series D Preferred Stock may be redeemed by the Company at any time after December 31, 2003, in whole or in part, at a cash redemption price equal to the liquidation value plus all accrued and unpaid dividends on such shares to the date of redemption. The Series D Preferred Stock is convertible into 2,000,000 shares of Common Stock.

Note 8.  Income Taxes
The provision (benefit) for income taxes is summarized as follows:

                                          For the Year Ended June 30,
                                       ---------------------------------
                                          2003         2002       2001
                                       ----------   ---------   --------
                                                (in thousands)
Continuing operations:
 Current                                $ 18,609  $   12,307   $   6,853
 Deferred                                   (851)     (1,500)        (79)
                                        --------  ----------   ---------
Total provision (benefit) for
 income taxes                           $ 17,758  $   10,807   $   6,774
                                        ========  ==========   =========

The differences between taxes computed at federal income tax rates and amounts provided for continuing operations are as follows:

                                          For the Year Ended June 30,
                                       ---------------------------------
                                          2003         2002       2001
                                       ----------   ---------   --------
                                                (in thousands)

Amount computed as statutory rate       $ 15,319  $    9,765   $   5,961
State income taxes, net of federal         2,529       1,132         756
tax benefit
Other, net                                   (90)        (90)         57
                                        --------  ----------   ---------
Total provision (benefit) for
income taxes                            $ 17,758  $   10,807   $   6,774
                                        ========  ==========   =========

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". The principal components of the Company's deferred tax asset of $233,000 at June 30, 2003 and deferred tax liability of $618,000 at June 30, 2002, are temporary differences arising from interest and real estate taxes incurred prior to commencing active construction being capitalized for financial reporting purposes while being expensed for tax purposes. In addition, temporary differences arise from net realizable value adjustments recognized for financial reporting purposes, but not for tax purposes. These temporary differences reverse ratably as the communities sellout. The principal items making up the deferred income tax provisions (benefits) from continuing operations are as follows:

                                                              For the Year Ended June 30,
                                                          2003            2002         2001
                                                        ---------      ----------    -------
                                                                     (in thousands)
    Deferred provision (benefit) for income taxes:
    Interest and real estate taxes                      $  (528)        $   298      $ (371)
    Difference in tax accounting for land
      and property sales, net                              (182)           (876)        107

    Accrued expenses                                       (168)           (223)         56

    Gain from joint ventures                                  5              25           3
    Deferred compensation                                  (231)           (784)        (19)

    Depreciation and other                                  272              41          53

    State taxes                                             (19)             19          92
                                                        -------        --------      ------
    Total benefit for income taxes                      $  (851)       $ (1,500)     $  (79)
                                                        =======        ========      ======


The components of net deferred taxes payable consisted of the following:


                                                         Balance at June 30,
                                                        2003             2002
                                                     ---------       ----------
                                                            (in thousands)
     Gross deferred tax liabilities:
     Capitalized interest and real estate taxes      $  (2,263)       $  (2,791)

     State income taxes                                 (1,300)          (1,319)
     Other                                                (415)            (144)
                                                     ---------        ---------
     Total gross deferred tax liabilities               (3,978)          (4,254)
                                                     ---------        ---------
     Less gross deferred tax assets:
     Reserve for books, not for tax                        557              389
     Partnership income                                    134              139
     Executive bonus                                     1,796            1,515
     Employment contracts                                  113              133
     Vacation accrual                                       98              128
     Inventory adjustment                                1,502            1,320
     Other                                                  11               12
                                                     ---------        ---------
     Total gross deferred tax assets                     4,211            3,636
                                                     ---------        ---------
     Net deferred tax assets (liabilities)           $     233        $    (618)
                                                     =========        =========


Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. SFAS No. 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states that "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The Company does not have a valuation allowance for deferred tax assets at June 30, 2003. The ultimate realization of certain tax assets depends on the Company's ability to generate sufficient taxable income in the future, including the effects of future anticipated arising/reversing temporary differences.

Note 9.  Stock Option Plan and Employee Compensation

Stock Based Compensation
In December 1992, the Board of Directors adopted (i) the 1992 Stock Incentive Option Plan and (ii) the Non-Employee Directors Stock Option Plan. The 1992 Plan allows for the grant of options to purchase up to 1,210,000 shares of Common Stock of the Company. The options generally vest 25% per year beginning on the date of grant. The Non-Employee Directors Stock Option Plan allows for the grant of options to purchase up to 100,000 shares of Common Stock of the Company. All Non-Employee Directors Stock Options have been issued. No options were granted under either plan during the last three fiscal years.

In February, 1995, the Board of Directors adopted the 1995 Stock Option Plan for Non-Employee Directors (the "1995 Directors Plan"). The 1995 Directors Plan allowed for the grant of options to purchase up to 125,000 shares of Common Stock of the Company. All 1995 Directors Plan options have been issued. The options vest 25% per year beginning on the date of grant. No options were granted under the 1995 Directors Plan during the last three fiscal years.

The option price per share under all plans is established at the fair market value on the date of each grant. Total outstanding options under all three plans as of June 30, 2003 aggregated 637,500 options to purchase shares of Common Stock of the Company at prices ranging from $1.19 to $2.81 per share. All options expire between March 2004 and December 2008.

At June 30, 2003, the Company has three stock-based compensation plans as described more fully above. Prior to July 1, 2002, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Effective in fiscal 1997 the Company adopted the provisions of SFAS No. 123, "Accounting for Stock Based Compensation" and, as permitted, the Company elected to continue to utilize the intrinsic value method and not to charge the fair value of such options as earned directly to the financial statements but to disclose the effects of such a charge. In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148") which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. Thus, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively to all stock awards granted, modified, or settled after July 1, 2002. Awards under the Company's plans generally have an exercise price equal to the fair market value of the underlying common stock on the date of grant, and generally vest over a four year period. The Company has not granted any awards since fiscal 1999. Given the aforementioned, the Company's net income available for common shareholders as reported and on a pro forma basis is the same for the fiscal year ended June 30, 2003. In addition, under the intrinsic value method of measurement as permitted by SFAS No. 123, for the fiscal years ended June 30, 2002 and 2001, net income available for common shareholders as reported is $30,000 and $44,000 higher, respectively, than net income available for common shareholders on a pro forma basis, resulting in no difference to Basic or Diluted EPS as reported for the respective fiscal years. Thus, the Company believes the tabular presentation of information required under SFAS No. 148 is not meaningful and therefore is excluded.

The following summarizes stock option activity for the three plans during the three years ended June 30, 2003:

                                 2003                            2002
                                 ----                            ----
                                      Weighted-                        Weighted-
                     Number of         Average          Number of       Average
                     Options        Exercise Price      Options       Exercise Price
                     ----------      --------------     ----------   ---------------
Outstanding,            677,500         $1.49            1,185,625       $1.22
 beginning of year

Granted                       -                                  -           -

Exercised               (40,000)          .92             (500,625)        .86

Canceled                      -                             (7,500)       1.19
                        -------                          ---------
Outstanding, end        637,500          1.53              677,500        1.49
 of year                =======                          =========

Exercisable,            637,500          1.53              626,875        1.49
 end of year            =======                          =========

Available for grant,    255,000
 end of year            =======                            255,000
                                                         =========


[RESTUBBED]

                                     2001
                                     ----
                                              Weighted-
                          Number of            Average
                          Options            Exercise Price
                         ---------           --------------
Outstanding,                 1,188,125            $1.22
 beginning of year

Granted                              -                -

Exercised                            -                -

Canceled                        (2,500)            2.06
                            ----------
Outstanding, end             1,185,625             1.22
 of year                    ==========

Exercisable,                 1,092,969             1.20
 end of year                ==========

Available for grant,
 end of year                   247,500




The following table summarizes information about stock options outstanding at June 30, 2003:


                                   Options Outstanding
                                   -------------------

                                        Weighted-
                                         Average        Weighted
      Range of                           Remaining       Average
      Exercise        Number            Contractual      Exercise
       Prices        Outstanding       Lives (in yrs)     Price
--------------------------------------------------------------------------------
    $1.19 - $1.63        520,000           3.5            $1.34
    $2.00 - $2.81        117,500           1.6            $2.38
                         -------
    $1.19 - $2.81        637,500           3.1            $1.53
                         =======

[RESTUBBED]

   Options Exercisable
   -------------------


                Weighted
                 Average
  Number        Exercise
 Exercisable     Price
------------------------------
    520,000       $1.34
    117,500       $2.38
    -------
    637,500       $1.53
    =======

Employee Compensation
The Company has a bonus compensation plan for its executive officers and key employees calculated at eight percent (8%) of its consolidated operating profits before taxes and excluding nonrecurring items, income or loss arising from extraordinary items, discontinued operations, debt repurchase at a discount, and the amount of awards under the bonus compensation plan ("Pre-Tax Profits"). Three percent (3%) of the Pre-Tax Profits are awarded as an incentive to the Chairman and approximately one and one-half percent (1.5%) is awarded to the President and Chief Operating Officer. The remaining approximately 3.5% of the Pre-Tax Profits is awarded at the discretion of the Chairman in consultation with the President to other executive officers and key employees whose performance merits recognition under goals and policies established by the Board of Directors. These bonus awards are approved by the Compensation Committee of the Board of Directors. In addition certain regional employees not participating in the bonus compensation plan are awarded bonuses calculated at up to eight percent (8%) of operating profits before taxes at a regional level. The total amount of bonus compensation charged to selling, general and administrative expense under these plans was $4,364,000, $3,789,000 and $1,863,000 for the three years ended June 30, 2003, 2002 and 2001, respectively.

In connection with the acquisition of PLC on October 13, 2000, contingent payments representing an aggregate of 50% of PLC's pretax profits in excess of $1,750,000 for each of the fiscal years ended June 30, 2001, 2002 and 2003, are payable to certain of the former PLC shareholders. The contingent payments are subject to an aggregate cumulative pay-out limitation of $2,500,000. Contingent payments of approximately $577,000, $1,529,000 and $394,000, were earned and accrued for in fiscal 2003, 2002 and 2001, respectively. Contingent payments charged to intangible assets and goodwill amounted to $462,000, $1,405,000 and $183,000 for fiscal 2003, 2002 and 2001, respectively. The remaining portion of the contingent payments was charged to selling, general and administrative expense.

401(k) Plan
The Company has a savings and retirement plan (the "401(k) Plan"), which is a voluntary, defined contribution plan. All employees in the northern region are eligible to participate in the 401(k) Plan after attaining age 21 and completing one year of continuous service with the Company. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to thirty-three percent (33%) of the participant's eligible annual contribution. The Company made gross contributions of approximately $217,000, $194,000 and $152,000 to the 401(k) Plan for the three years ended June 30, 2003, 2002, and 2001, respectively. All employer contributions are immediately vested.

In addition, as part of the PLC acquisition, the Company assumed the PLC savings and retirement plan (the "PLC 401(k) Plan"), which is a voluntary, defined contribution plan. All employees in the southern region are eligible to participate in the PLC 401(k) Plan after attaining age 21 and completing one year of continuous service with the Company. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to fifty percent (50%) of the participant's eligible annual contribution. The Company made gross contributions of approximately $69,000, $71,000 and $40,000 to the PLC 401(k) Plan for the years ended June 30, 2003, 2002, and 2001, respectively. Employer contributions vest at 20% per year after the second year.

Note 10.  Earnings Per Share Computation

The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three years ended June 30, 2003, 2002, and 2001, respectively, are shown in the following table.

                                                       For Year Ended June 30,
                                              ----------------------------------------
                                                  2003           2002           2001
                                              -----------     -----------    ---------
                                                            (in thousands)
Total common shares issued                         13,029          12,698       12,698
Shares not issued, but
  unconditionally issuable (1)                        154             205          194
Less:  Average treasury shares outstanding            742           1,158        1,340
                                              -----------     -----------    ---------
Basic EPS                                          12,441          11,745       11,552

Effect of assumed shares issued under
  treasury stock method for stock options             542             823          615

Effect of assumed shares
  issued in PLC acquisition (1)                         -               -           79

Effect of assumed conversion of $3,000,000
  Convertible Subordinated 7% Note                  1,669           2,000        2,000

Effect of assumed conversion of
  $3,000,000 Series D Preferred Stock               2,000           2,000        2,000
                                              ===========     -----------    ---------

Diluted EPS shares                                 16,652          16,568       16,246
                                              ===========     ===========    =========

Net income available for
  common shareholders                         $    27,087     $    17,703    $  10,549
Effect of assumed conversion of $3,000,000
  Convertible Subordinated 7% Note                    109             130          130
Effect of assumed conversion of
  $3,000,000 Series D Preferred Stock                 210             210          210
                                              -----------     -----------    ---------
Adjusted net income for diluted EPS           $    27,406     $    18,043    $  10,889
                                              ===========     ===========    =========


     (1) Represents portion of 273,000 shares unconditionally issuable in connection with the October 13, 2000 acquisition of PLC, not yet issued. The shares issuable in connection with the PLC acquisition are issuable in equal installments on each of the first four anniversaries of the date of the acquisition.


Note 11. Commitments and Contingencies

General
At June 30, 2003, the Company had outstanding bank letters of credit, surety bonds and financial security agreements amounting to $73,280,000 as collateral for completion of improvements at various developments of the Company.

At June 30, 2003 the Company had agreements to purchase land and approved homesites aggregating approximately 6,860 building lots with purchase prices totaling approximately $301,208,000. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years. As of June 30, 2003 and 2002, the Company had paid deposits and incurred other costs associated with the acquisition and development of these parcels aggregating $20,778,000 and $13,116,000, respectively, which are included in Other Assets.

The Company currently has a commitment with various municipalities for affordable housing contributions totaling approximately $2,885,000, payable in installments through June 2008.

Personal Injury
---------------
In January 2003, a settlement in the amount of $9,000,000 was reached in an action brought against the Company, as defendant, arising out of an injury to a workman who was injured during the construction phase of a home at a Company project located in Newtown, Bucks County, Pennsylvania. The settlement, which was further amended in June 2003, will be paid entirely by the Company's liability insurance carrier.

In connection with the settlement, a lump sum payment of approximately $5,600,000 was paid to the plaintiff. In addition, payment in the amount of approximately $1,300,000 is to be placed in a structured settlement annuity which shall tender payments to the plaintiff, or the plaintiff's designated beneficiary in the event of the death of the plaintiff, in the amount of $5,000 per month through 2033, such payment increasing annually by 3%. Further, a payment of approximately $2,100,000 is to be placed, by the insurance carrier, in a structured settlement annuity which shall tender payments to the plaintiff in the amount of $120,000 per year beginning September 2003 and annually thereafter until the death of the plaintiff.

Carbon Monoxide Litigation
--------------------------
During fiscal 2003, a class action lawsuit was filed against Orleans Homebuilders, Inc. and certain of its unnamed affiliates, in Burlington County, New Jersey. The Township of Mount Laurel intervened as a party in the lawsuit. The lawsuit alleged, in part, that certain townhomes and condominiums designed and constructed by Orleans Homebuilders, Inc. and certain of its affiliates did not have sufficient combustion air in the utility rooms, thereby causing a carbon monoxide build-up in the homes. In January 2003, the Company reached a settlement of the lawsuit. The pertinent terms of the settlement are as follows:

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

Colts Neck Litigation
---------------------
Pursuant to an Order dated February 6, 1996 issued by the New Jersey Department of Environmental Protection ("NJDEP"), the Company submitted a Closure/Post-Closure Plan ("Plan") and Classification Exception Area ("CEA") for certain affected portions of Colts Neck Estates, a single family residential development built by the Company in Washington Township, Gloucester County, New Jersey. The affected areas include those portions of Colts Neck where solid waste allegedly was deposited. NJDEP approved the Plan and CEA on July 22, 1996 and the Company carried it out thereafter. NJDEP as a standard condition of its approval of the Plan and CEA reserves the right to amend its approval to require additional remediation measures if warranted. Neither the implementation of the Plan nor CEA is expected to have a material adverse effect on the Company's results of operations or its financial position.

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

As a result of the court sponsored mediation, the Company and the plaintiffs in the consolidated federal litigation entered into a settlement agreement. Under that agreement, which was approved by the Court, a $6,000,000 judgment was entered against the Company in favor of a class comprising most of the current and former homeowners. The Company, which had paid $650,000 on August 28, 1996 to the plaintiff class, has no liability for the remainder of the judgment, which is to be paid solely from the proceeds of the state court litigation against the Company's insurance carriers. Although, under the settlement agreement the Company is obligated to prosecute and fund the litigation against its insurance companies, the Company is entitled to obtain some reimbursement of those expenses. Specifically, under the settlement agreement, the Company may obtain reimbursement of its aggregate litigation expenses in excess of $100,000 incurred in connection with its continued prosecution of the insurance claims to the extent that settlements are reached and to the extent that the portion of those settlement funds designated to fund the litigation are not exhausted. The Company's right to reimbursement may, under certain circumstances, be limited to a total of $300,000.

In August, 2002, settlement agreements were reached with all remaining insurance company defendants to settle the Colts Neck insurance litigation. Under the terms of the settlement agreement between the Company and the plaintiffs, the proceeds from the insurance settlements were paid to the plaintiffs. The Company, in turn, is relieved of all further obligations to prosecute the Colts Neck insurance litigation.

The Company is not aware of any other significant environmental liabilities associated with any of its other projects.

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

Note 12.  Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2003 and 2002 are as follows (in thousands, except per share data):

                                                        Three Months Ended
                                                        ------------------
Fiscal 2003                       September 30    December 31        March 31        June 30
-------------------------       --------------- ---------------   ---------------  ------------
Net sales                              $86,030       $86,198           $ 76,991      $134,095
Gross profit                            19,979        18,991             17,156        32,247
Net income available for                                                               11,170
  common shareholders                    6,281         5,601              4,035
Net earnings per share:
  Basic                                    .52           .46                .32           .88
  Diluted                                  .38           .34                .25           .68

Fiscal 2002
-------------------------
Net sales                              $80,260       $87,297           $ 78,243      $105,340
Gross profit                            14,504        16,679             14,582        21,680
Net income available for
 common shareholders                     3,724         4,038              3,386         6,555
Net earnings per share:
  Basic                                    .32           .35                .29           .55
  Diluted                                  .23           .26                .20           .40


Note 13.Subsequent Event

On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes, Inc. ("Masterpiece), and entered into an employment agreement with the president of Masterpiece. Masterpiece is an established homebuilder located in Orange City, Florida. The terms of the stock purchase agreement and employment agreement are as follows: (i) $3,900,000 in cash, at closing; and (ii) $2,130,000 payable January 1, 2005, unless prior to that date the president is terminated for cause or terminates his employment without good reason, as defined in the employment agreement; (iii) sale of 30,000 shares of the Company's common stock at $8 per share with a put option at the same price,
(iv) the right to purchase 15,000 shares of the Company's common stock at $10.64 per share on December 31, 2004, 2005 and 2006; and (v) contingent payments representing 25% of Masterpiece's pre-tax profits for the calendar years ended December 31, 2004, 2005 and 2006.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   Financial Disclosure.
         ---------------------------------------------------------------
            There are no matters required to be reported hereunder.

Item 9A. Controls and Procedures.
-------- ------------------------
         The Company's management, with the participation of the Company's Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.
-------- ---------------------------------------------------
         Incorporated herein by reference from the Company's definitive proxy statement for its Annual

Meeting of Stockholders to be held in December, 2003.

Item 11. Executive Compensation.
-------- -----------------------
         Incorporated herein by reference from the Company's definitive proxy statement for its Annual

Meeting of Stockholders to be held in December, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management and -------- Related Stockholder Matters.
         ------------------------------------------------------------------
         Incorporated herein by reference from the Company's definitive proxy statement for its Annual

Meeting of Stockholders to be held in December, 2003.

Item 13. Certain Relationships and Related Transactions.
-------- -----------------------------------------------
         Incorporated herein by reference from the Company's definitive proxy statement for its Annual

Meeting of Stockholders to be held in December, 2003.

Item 14. Principal Accountant Fees and Services.
-------- ---------------------------------------
         Incorporated herein by reference from the Company's definitive proxy statement for its Annual

Meeting of Stockholders to be held in December, 2003.

                                     PART IV
                                     -------
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------- -----------------------------------------------------------------
         (a)  Financial Statements and Financial Statement Schedules

               1. Financial Statements
                  --------------------
               The financial statements listed in the index on the first page under Item 8 are filed as part of this Form 10-K.

                2. Financial Statement Schedules
                   -----------------------------
                   None.

                3. Exhibits
                   --------
Exhibit Number
--------------
2.1 Stock Purchase Agreement dated as of October 12, 2000, by and among the Company, Parker & Lancaster Corporation, and the selling stockholders party thereto (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on October 27, 2000).

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

4.2 Deferral Agreement to $3,000,000 Convertible Subordinated 7% Note dated December 14, 1999.

4.3 Deferral Agreement to $3,000,000 Convertible Subordinated 7% Note dated June 13, 2001.

4.4 Deferral Agreement to $3,000,000 Convertible Subordinated 7% Note dated December 11, 2001.

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

10.8 Employment Agreement between the Company and J. Russell Parker, III, President of the Company's subsidiary, PLC

10.9 Employment Agreement between the Company and L. Anthony Piccola, Division Manager, Raleigh, NC

10.10 Employment Agreement between the Company and Thomas Gancsos, Division Manager, Richmond, VA

21.*     Subsidiaries of Registrant.

23.*     Consents of PricewaterhouseCoopers LLP

31.1*    Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
         2002.

31.2*    Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
         2002.

31.3*    Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
         2002.

32.1*    Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
         2002.

32.2*    Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
         2002.

32.3*    Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
         2002.

______________

* Exhibits included with this filing.

** Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit.

     (b)      Reports on Form 8-k
              -------------------
              None.

                                   SIGNATURES
                                       and
                                POWER OF ATTORNEY


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORLEANS HOMEBUILDERS, INC.


By:  /s/Jeffrey P. Orleans                           September 18, 2003
     -----------------------------
     Jeffrey P. Orleans,
     Chairman of the Board and
     Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



/s/ Jeffrey P. Orleans                                 September 18, 2003
----------------------------
Jeffrey P. Orleans
Chairman of the Board and
Chief Executive Officer

/s/ Benjamin D. Goldman                                September 18, 2003
----------------------------
Benjamin D. Goldman
Vice Chairman and Director

/s/ Jerome Goodman                                     September 18, 2003
----------------------------
Jerome Goodman
Director

/s/ Robert N. Goodman                                  September 18, 2003
----------------------------
Robert N. Goodman
Director

/s/ Andrew N. Heine                                    September 18, 2003
----------------------------
Andrew N. Heine
Director

/s/ David Kaplan                                       September 18, 2003
----------------------------
David Kaplan
Director

/s/ Lewis Katz                                         September 18, 2003
----------------------------
Lewis Katz
Director

/s/ Robert M. Segal                                    September 18, 2003
----------------------------
Robert M. Segal
Director

/s/ John W. Temple                                     September 18, 2003
----------------------------
John W. Temple
Director

/s/ Michael T. Vesey                                   September 18, 2003
----------------------------
Michael T. Vesey
President and Chief Operating Officer

/s/ Joseph A. Santangelo                               September 18, 2003
----------------------------
Joseph A. Santangelo
Chief Financial Officer,
Treasurer and Secretary

                                INDEX TO EXHIBITS

Exhibit
Number
-------
21.   Subsidiaries of Registrant.

23.   Consents of PricewaterhouseCoopers LLP

31.1  Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2  Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.3  Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1  Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2  Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.3  Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.