Form 10-Q
period 2003-09-30
ORLEANS HOMEBUILDERS INC
filed 2003-11-14
CIK 38570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended September 30, 2003

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934.

      FOR THE TRANSITION PERIOD__________ TO __________.

                        Commission File No. 1-6830

                           ORLEANS HOMEBUILDERS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                        59-0874323
-------------------------------                    --------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes No X

 Number of shares of common stock, par value $0.10 per share, outstanding as of
                          November 4, 2003: 12,667,565
                  (excluding 697,232 shares held in Treasury).

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES


                                                                                     PAGE
                                                                                     ----
                         PART 1 - FINANCIAL INFORMATION


Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets at September 30, 2003
                    and June 30, 2003                                                  1

                  Consolidated Statements of Operations and Changes
                    in Retained Earnings for the Three Months
                    Ended September 30, 2003 and 2002                                   2

                  Consolidated Statements of Shareholders' Equity for the
                    Three Months Ended September 30, 2003                               3

                  Consolidated Statements of Cash Flows for the Three
                    Months Ended September 30, 2003 and 2002                            4

                  Notes to Consolidated Financial Statements                            5

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                 12

Item 3.           Quantitative and Qualitative Disclosures About Market
                    Risk                                                                21

Item 4.           Controls and Procedures                                               21



                           PART II - OTHER INFORMATION


Item 2.           Changes in Securities and Use of Proceeds                             22


Item 6.           Exhibits and Reports on Form 8-K                                      22


                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)

                                                                                (Unaudited)
                                                                               September 30,                  June 30,
                                                                                   2003                         2003
                                                                              ----------------              -------------
Assets
Cash and cash equivalents                                                        $     9,223                  $      8,883
Restricted cash - customer deposits                                                   16,852                        15,065
Real estate held for development and sale:
               Residential properties completed or under construction                135,396                       109,895
               Land held for development or sale and improvements                    106,704                       100,791
               Inventory not owned - Variable Interest Entity                         24,478                        18,443
Property and equipment, at cost, less accumulated depreciation                         1,396                         2,428
Deferred taxes                                                                           233                           233
Intangible assets, net of amortization                                                 6,807                         4,180
Receivables, deferred charges and other assets                                        33,623                        30,791
                                                                                 -----------                   -----------
               Total Assets                                                      $   334,712                   $   290,709
                                                                                 ===========                   ===========


Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                                 $    25,194                   $    29,306
Accrued expenses                                                                      26,726                        27,445
Customer deposits                                                                     21,443                        16,539
Obligations related to inventory not owned                                            23,203                        17,643
Mortgage and other note obligations primarily secured by real
               estate held for development and sale                                  133,777                       106,707
Notes payable - related parties                                                        5,920                         2,500
Other notes payable                                                                      100                            31
                                                                                ------------                   -----------
               Total Liabilities                                                     236,363                       200,171
                                                                                ------------                   -----------

Commitments and contingencies
Redeemable common stock                                                                  828                           999
                                                                                ------------                   -----------
Shareholders' Equity:
Preferred stock, $1 par, 500,000 shares authorized:
               Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value, issued and outstanding 100,000
               shares ($3,000,000 liquidation preference)                              3,000                         3,000
Common stock, $.10 par, 20,000,000 shares authorized,
               13,364,797 shares issued                                                1,337                         1,337
Capital in excess of par value - common stock                                         18,857                        18,659
Retained earnings                                                                     75,054                        67,589
Treasury stock, at cost (697,232 and 727,232 shares held at
               September 30, 2003 and June 30, 2003, respectively)                      (727)                       (1,046)
                                                                                ------------                   -----------
Total Shareholders' Equity                                                            97,521                        89,539
                                                                                ------------                   -----------

Total Liabilities and Shareholders' Equity                                       $   334,712                   $   290,709
                                                                                 ===========                   ===========



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

                              Orleans Homebuilders, Inc. and Subsidiaries
                                 Consolidated Statements of Operations
                                    and Changes in Retained Earnings
                                              (Unaudited)
                                (in thousands, except per share amounts)

                                                                           Three Months Ended
                                                                             September 30,
                                                                        2003               2002
                                                                   ---------------    ----------------
Earned revenues
   Residential properties                                           $     98,383       $     86,030
   Land sales                                                                457                  -
   Other income                                                            1,595              1,088
                                                                    ------------       ------------
                                                                         100,435             87,118
                                                                    ------------       ------------
Costs and expenses
   Residential properties                                                 74,809             66,051
   Land sales                                                                490                  -
   Other                                                                   1,223                996
   Selling, general and administrative                                    11,448              9,792
   Interest
     Incurred                                                              1,814              1,362

     Less capitalized                                                     (1,742)            (1,298)
                                                                    ------------       ------------
                                                                          88,042             76,903
                                                                    ------------       ------------
Income from operations before income taxes                                12,393             10,215
Income tax expense                                                         4,875              3,881
                                                                    ------------       ------------
Net income                                                                 7,518              6,334
Preferred dividends                                                           53                 53
                                                                    ------------       ------------
Net income available for common shareholders                               7,465              6,281
Retained earnings, at beginning of period                                 67,589             40,502
                                                                    ------------       ------------
Retained earnings, at end of period                                 $     75,054       $     46,783
                                                                    ============       ============
Basic earnings per share                                            $       0.58       $       0.52
                                                                    ============       ============
Diluted earnings per share                                          $       0.45       $       0.38
                                                                    ============       ============




            See accompanying notes which are an integral part of the
                       consolidated financial statements.

                   Orleans Homebuilders, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity

                                   (unaudited)
                             (dollars in thousands)




                                                    Preferred Stock                   Common Stock                     Capital in
                                                        Shares                           Shares                          Excess of
                                                      Issued and                       Issued and                       Par Value -
                                                     Outstanding        Amount        Outstanding        Amount        Common Stock
                                                  ----------------     --------      -------------      --------      --------------
Balance at June 30, 2003                               100,000         $ 3,000        13,364,797        $ 1,337           $ 18,659

Redeemable common stock sold                                                                                                   171

Fair market value of stock options issued                                                                                       27

Treasury stock sold

Net income

Preferred dividends
                                                      --------         -------        ----------        -------           --------
Balance at September 30, 2003                          100,000         $ 3,000        13,364,797        $ 1,337           $ 18,857
                                                      ========         =======        ==========        =======           ========



[RESTUBBED TABLE]


                                                                       Treasury Stock
                                                    Retained               Share
                                                    Earnings               Held           Amount      Total
                                                ----------------      ---------------    --------   ----------
Balance at June 30, 2003                            $ 67,589             727,232         $(1,046)    $ 89,539

Redeemable common stock sold                                                                              171

Fair market value of stock options issued                                                                  27

Treasury stock sold                                                      (30,000)            319          319

Net income                                             7,518                                            7,518

Preferred dividends                                      (53)                                             (53)
                                                    --------             -------         -------     --------
Balance at September 30, 2003                       $ 75,054             697,232         $  (727)    $ 97,521
                                                    ========             =======         =======     ========


                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                             Three Months Ended
                                                                                September 30,
                                                                        2003                        2002
                                                                    ------------                -----------
Cash flows from operating activities:
        Net income                                                   $     7,518                $     6,334
        Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
        Depreciation and amortization                                        131                        164
        Stock based compensation expense                                      27                         11

Changes in operating assets and liabilities:
        Restricted cash - customer deposits                               (1,787)                    (1,168)
        Real estate held for development and sale                        (14,659)                    (1,606)
        Receivables, deferred charges and other assets                    (1,719)                    (3,997)
        Accounts payable and other liabilities                            (5,924)                      (796)
        Customer deposits                                                  1,984                      1,405
                                                                    ------------                -----------
Net cash provided by (used in) operating activities                      (14,429)                       347
                                                                    ------------                -----------

Cash flows from investing activities:
        Purchases of property and equipment                                  (57)                      (281)
        Acquisitions, net of cash acquired                                (4,932)                        17
                                                                    ------------                -----------
Net cash used in investing activities                                     (4,989)                      (264)
                                                                    ------------                -----------

Cash flows from financing activities:
        Borrowings from loans secured by real estate assets               75,073                     64,489
        Repayment of loans secured by real estate assets                 (58,909)                   (61,823)
        Borrowings from other note obligations                             5,424                         35
        Repayment of other note obligations                               (2,017)                       (10)
        Sale of treasury stock                                               240                          -
        Preferred stock dividend                                             (53)                       (53)
                                                                    ------------                -----------
Net cash provided by financing activities                                 19,758                      2,638
                                                                    ------------                -----------

Net increase in cash and cash equivalents                                    340                      2,721
Cash and cash equivalents at beginning of year                             8,883                      7,257
                                                                    ------------                -----------
Cash and cash equivalents at end of period                           $     9,223                $     9,978
                                                                    ============                ===========
Supplemental disclosure of cash flow activities:
        Interest paid, net of amounts capitalized                    $        72                $        64
                                                                    ============                ===========
        Income taxes paid                                            $     5,988                $     4,060
                                                                    ============                ===========

                  See accompanying notes which are an integral
                 part of the consolidated financial statements.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(A) Summary of Significant Accounting Policies:

              The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference is made to Form 10-K as of and for the year ended June 30, 2003 for Orleans Homebuilders, Inc. and subsidiaries (the "Company") for additional disclosures, including a summary of the Company's accounting policies.

              On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes, Inc. ("Masterpiece"). Unless otherwise indicated, the term the "Company" includes the accounts of Masterpiece. Masterpiece is engaged in residential real estate development in central Florida. The Consolidated Statements of Operations and Changes in Retained Earnings and the Consolidated Statements of Cash Flows include the accounts of Masterpiece from July 28, 2003 through September 30, 2003. The Consolidated Balance Sheets include the accounts of Masterpiece as of September 30, 2003. All material intercompany transactions and accounts have been eliminated.

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

              In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS No. 141. SFAS No. 142 supercedes APB Opinion No.17, "Intangible Assets" and related interpretations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the provision of SFAS No. 142 at the beginning of its new fiscal year. Accordingly, the Company elected to early adopt SFAS No. 142 effective with the beginning of its new fiscal year on July 1, 2001. The Company did not recognize any charge to earnings for the cumulative effect upon adoption because, at the time, all such intangibles related to the Company's acquisition of PLC for which no impairment was required under SFAS No. 142. Upon adoption, such intangibles, which were being amortized over ten years prior to adoption, are no longer amortized but continue to be subject to periodic review for impairment.

              In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company adopted SFAS No. 144 effective July 1, 2002 and adoption did not have a material impact on its consolidated results of operations and financial position.

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

              In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148") which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 effective July 1, 2002. The adoption of SFAS No. 148 did not have a material impact on the financial position or results of operations of the Company.

              In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). A Variable Interest Entity (VIE) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. Fin 46 is effective immediately for VIE's created after January 31, 2003. For VIE's created before January 31, 2003, FIN 46 must be applied at the end of the first interim or annual period ending after December 15, 2003.

              Based on the provisions of FIN 46, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant non-refundable deposit, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIE's inventory will be reported as "Inventory Not Owned - Variable Interest Entities".

              In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments:
              (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company adopted the provisions of this statement, as required, on July 1, 2003, and adoption did not have a material impact on the financial position of the Company.


          (B) Acquisitions:

              On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece and entered into an employment agreement with the president of Masterpiece. Masterpiece is an established homebuilder located in Orange City, Florida. The terms of the stock purchase agreement and employment agreement are as follows: (i) $3,900,000 in cash, at closing; and (ii) $2,130,000 payable January 1, 2005, unless prior to that date the president is terminated for cause or terminates his employment without good reason, as defined in the employment agreement; (iii) sale of 30,000 shares of the Company's common stock at $8 per share with a put option at the same price, (iv) stock options to purchase 45,000 shares of the Company's common stock at $10.64 per share vesting equally on December 31, 2004, 2005 and 2006; and (v) contingent payments representing 25% of Masterpiece's pre-tax profits for the calendar years ended December 31, 2004, 2005 and 2006. The Company also incurred approximately $297,000 in acquisition costs to complete this transaction.

              The Company accounted for these transactions in accordance with SFAS No. 141, "Business Combinations", whereby certain of these amounts were considered to be part of the purchase price of the business and the remainder part of employee compensation. With respect to the amounts allocated to the purchase, such amount was allocated to the fair value of assets and liabilities acquired with the excess of approximately $2,627,000 allocated to intangible assets and goodwill.

              If the Masterpiece acquisition occurred on July 1, 2002, unaudited pro forma information for the company would have been as follows:


                                                      Three Months Ended September 30,
                                                       2003                       2002
                                                      ------                     ------
                                                             (in thousands,
                                                        except per share amounts)

                  Revenue                           $100,973                      $92,753

                  Income from operations              12,391                       10,329

                  Net income                           7,464                        6,352

                  Earnings per share:
                    Basic                               0.58                         0.53
                    Diluted                             0.45                         0.39


          (C) Earnings Per Share:

              The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator used in the computation for the three months ended September 30, 2003 and 2002, respectively, are shown in the following table:


                                                        Three Months Ended
                                                            September 30,
                                                         2003          2002
                                                      -----------------------
                                                             (Unaudited)
                                                                (in
                                                              thousands)
Total common shares issued                               13,365       12,698
Shares not issued, but
  unconditionally issuable                                  136          205
Less:  Average treasury shares outstanding                (706)        (812)
                                                        -------       ------
Basic EPS shares                                         12,795       12,091

Effect of assumed shares issued under
  treasury stock method for stock options                   553          553
Effect of assumed conversion of
  Convertible Subordinated 7% Note                        1,333        2,000
Effect of assumed conversion of
  Series D Preferred Stock                                2,000        2,000
                                                        -------       ------
Diluted EPS shares                                       16,681       16,644
                                                        =======       ======

Net income available for common shareholders            $ 7,465      $ 6,281
Effect of assumed conversion of
  Convertible Subordinated 7% Note                           22           33
Effect of assumed conversion of
  Series D Preferred Stock                                   53           53
                                                        -------       ------
Adjusted net income for diluted EPS                     $ 7,540      $ 6,367
                                                        =======       ======

          (D) Supplemental Cash Flow Disclosure:

              Non-cash assets acquired and liabilities assumed as a result of the Masterpiece acquisition were approximately $17,378,000 and $14,994,000, respectively.

          (E) Residential Properties Completed or under Construction:

              Residential properties completed or under construction consist of the following:

                                                                                 June 30,
                                                  September 30, 2003              2003
                                                 -------------------          -------------
                                                                 (Unaudited)
                                                               (in thousands)
             Under contract for sale                 $     97,900              $     76,303

             Unsold                                        37,496                    33,592
                                                     ------------              ------------
                                                     $    135,396              $    109,895
                                                     ============              ============

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

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations

         Orleans Homebuilders, Inc. and its subsidiaries (collectively, the "Company", "OHB" or "Orleans") are currently engaged in residential real estate development in Florida, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia. The Company has operated in the Pennsylvania and New Jersey areas for over 80 years and began operations in North Carolina, South Carolina and Virginia in fiscal 2001 through the acquisition of Parker & Lancaster Corporation ("PLC"), a privately-held residential homebuilder. On July 28, 2003, the Company began operations in Florida through the acquisition of Masterpiece Homes, Inc. ("Masterpiece"), an established privately-held homebuilder located in Orange City, Florida. The Results of Operations include the activity of Masterpiece from July 28, 2003 through September 30, 2003. Unless otherwise indicated, the term the "Company" includes the accounts of Masterpiece. References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ending June 30th of that year. For example, the phrases "fiscal 2003" or "2003 fiscal year" refer to the fiscal year ended June 30, 2003.


Results of Operations

         The following table (unaudited) sets forth certain details as to residential sales activity. The information provided is for the three months ended September 30, 2003 and 2002 in the case of revenues earned and new orders, and as of September 30, 2003 and 2002 in the case of backlog.


                                                            Three Months Ended September 30,
                                                        2003                                 2002
                                            -------------------------------     -------------------------------
                                                               (Dollars in thousands)

                                                                    Average                             Average
                                             Amount         Homes    Price        Amount       Homes     Price
                                            ---------      -------  --------     --------     -------- ---------
Northern Region
New Jersey and Pennsylvania:
Revenues earned                             $ 53,020         140     $ 379       $ 62,069        205      $ 303
New orders                                    62,555         146       428         74,650        213        350
Backlog                                      199,469         468       426        163,205        475        344

Southern Region
North Carolina, South Carolina
  and Virginia:
Revenues earned                             $ 34,416         111     $ 310       $ 23,961         91      $ 263
New orders                                    56,038         167       336         36,273        126        288
Backlog                                      117,455         346       339         67,752        215        315

Florida Region (1)
Revenues earned                             $ 10,947          84     $ 130        $     -          -       $  -
New orders                                    12,449          88       141              -          -          -
Backlog                                       43,164         302       143              -          -          -



                                                       Three Months Ended September 30,
                                                     2003                                   2002
                                       --------------------------------       ---------------------------------
                                                            (Dollars in thousands)
                                                               Average                                  Average
                                        Amount      Homes       Price          Amount        Homes       Price
                                       --------    ------      -------        --------       -----      -------
Combined Regions
Revenues earned                        $ 98,383        335       $ 294         $ 86,030        296        $ 291
New orders                              131,042        401         327          110,923        339          327
Backlog                                 360,088      1,116         323          230,957        690          335

(1) Information on revenue earned and new orders is for the period beginning July 28, 2003, the date the Company entered this market through its acquisition of Masterpiece, through September 30, 2003.

                 Three Months Ended September 30, 2003 and 2002

Orders and Backlog

         The dollar value of new orders for the three months ended September 30, 2003 increased $20,119,000, or 18.1%, to $131,042,000 on 401 homes, compared to
$110,923,000 on 339 homes for the three months ended September 30, 2002. The increase in new order dollars is attributable to an increase in southern region new order dollars of $19,765,000, or 54.5% when compared to the comparable quarter of the prior fiscal year and an increase in Florida region new order dollars of $12,449,000 due to the Company's expansion into the Florida region through its acquisition of Masterpiece. This increase was offset by a decrease in northern region new order dollars of $12,095,000. New order dollars decreased in the northern region due to delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by governments which the Company believes is due to the intensity of development in recent years. The average price per home of new orders remains strong with increases in the northern region and southern region of approximately 22% and 17%, respectively, compared with the prior year comparable quarter. This increase in the average price per home of new orders on a regional basis is due to the Company's mix of product offerings as well as sales price increases in the majority of communities open during the first quarter of fiscal 2004 when compared with the same communities and products offered for sale in the prior comparable quarter.

         Overall the number of new orders for the first quarter of fiscal 2004 increased by 62 homes, or 18.3%, to 401 homes compared to 339 homes in the prior year first quarter. In the northern region the number of new orders for the first quarter of fiscal 2004 decreased to 146 homes from 213 homes in the first quarter of fiscal 2003 due to delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by governments which the Company believes is due to the intensity of development in recent years. In the southern region the number of new orders for the first quarter of fiscal 2004 increased to 167 homes from 126 homes in the first quarter of fiscal 2003 as the Company continues to expand in this region as a result of its October 2000 acquisition of PLC. In addition the Company's expansion into Florida through the acquisition of Masterpiece accounted for an increase in 88 new home orders for the first quarter of fiscal 2004.

         The dollar backlog at September 30, 2003 increased $129,131,000, or 55.9%, to $360,088,000 on 1,116 homes compared to the backlog at September 30, 2002 of $230,957,000 on 690 homes. The increase in backlog and backlog dollars is attributable to an increase in new orders, the Company's obtaining additional backlog of $41,662,000 through its acquisition of Masterpiece on July 28, 2003 and favorable economic conditions for the homebuilding industry in the regions where the Company operates. These favorable economic conditions, most notably favorable financing conditions, have resulted in positive home pricing trends and consistent customer demand.


Operating Revenues

         Earned revenues for the first quarter ended September 30, 2003 increased $13,317,000 to $100,435,000, or 15.3%, compared to the first quarter ended September 30, 2002. Revenues from the sale of residential homes included 335 homes totaling $98,383,000 during the first quarter of fiscal 2004, as compared to 296 homes totaling $86,030,000 during the first quarter of fiscal 2003. The increase in residential revenue earned is attributable to an increase in southern region residential revenue earned of $10,455,000, or 43.6% when compared to the comparable quarter of the prior fiscal year and an increase in Florida region residential revenue earned of $10,947,000 due to the Company's expansion into the Florida region through its acquisition of Masterpiece. This increase was offset by a decrease in northern region residential revenue earned of $9,049,000 when compared with the comparable quarter of the prior year. Residential revenue earned decreased in the northern region due to weather related construction delays for new orders received during the Company's fourth quarter of fiscal 2003. Construction delays are a result of a remarkably rainy Spring and Summer season with reported precipitation amounts that are significantly above normal. In addition, residential revenue earned has also decreased due to delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by governments. The average price per home delivered remains strong with increases in the northern region and southern region of approximately 25% and 18%, respectively, compared with the prior year comparable quarter. This increase in the average price per home delivered is due to the Company's mix of product offerings as well as sales price increases in the majority of communities open during the first quarter of fiscal 2004 when compared with the same communities and products offered for sale in the prior comparable quarter.

         Overall, the number of homes delivered for the first quarter of fiscal 2004 increased by 39 homes, or 13.2%, to 335 homes compared to 296 homes in the prior year first quarter. In the northern region, the number of homes delivered for the first quarter of fiscal 2004 decreased to 140 homes from 205 homes in the first quarter of fiscal 2003 due to weather related construction delays as noted above. In the southern region, the number of homes delivered for the first quarter of fiscal 2004 increased to 111 homes from 91 homes in the first quarter of fiscal 2003 as the Company continues to expand in this region as a result of its October 2000 acquisition of PLC. In addition, the Company's expansion into Florida through the acquisition of Masterpiece accounted for an increase in 84 homes delivered for the first quarter of fiscal 2004.

Costs and Expenses

         Costs and expenses for the first three months of fiscal 2004 increased $11,139,000 to $88,042,000, or 14.5%, compared with the first three months of fiscal 2003. The cost of residential properties for the first three months of fiscal 2004 increased $8,758,000 to $74,809,000, or 13.3%, when compared with the first three months of fiscal 2003. The increase in cost of residential properties is primarily attributable to increased sales volume resulting from the Company's expansion into Florida through its acquisition of Masterpiece. The consolidated gross profit margin increased .8% to 24% for the three months ended September 30, 2003 compared to a gross profit margin of 23.2% for the three months ended September 30, 2002. The Company sells a variety of home types in various communities and regions, each yielding a different gross profit margin. As a result, depending on the mix of both communities and of home types delivered, consolidated gross profit margin may fluctuate up or down and may not be representative of the consolidated gross profit margin for the year.

         For the first three months of fiscal 2004, selling, general and administrative expenses increased $1,656,000 to $11,448,000, or 16.9%, when compared with the first three months of fiscal 2003. The increase in selling, general and administrative expenses is primarily due to an increase in Florida region expenses of $886,000 due to increased sales volume resulting from the Company's expansion into Florida through its acquisition of Masterpiece on July 28, 2003, and an increase in sales commissions and selling costs in the southern region of approximately $970,000 as a result of the Company's continued expansion in this region. These increases were partially offset by a decrease in sales commissions and selling costs in the northern region as a result of the corresponding decrease in residential revenue earned in this region.

         The selling, general and administrative expenses as a percentage of residential property revenue increased to 11.6% for the first quarter of fiscal 2004 compared to 11.4% for the first quarter of fiscal 2003. The increase in selling, general and administrative expenses as a percentage of residential property revenue is primarily due to the fixed portion of selling, general and administrative expenses in the northern region compared to a decreased residential property revenue base in the northern region in the first quarter of fiscal 2004 when compared with the prior year comparable quarter.

Net Income Available for Common Shareholders

         Net income available for common shareholders for the first three months of fiscal 2004 increased $1,184,000, or 18.9%, to $7,465,000 ($.58 basic and
$.45 diluted earnings per share), compared with $6,281,000 ($.52 basic and $.38 diluted earnings per share) for the first three months of fiscal 2003. This increase in net income available for common shareholders is attributable to an increase in gross profit margins primarily as a result of favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. The Company's expansion into Florida through its acquisition of Masterpiece on July 28, 2003 also contributed to the increase in net income available for common shareholders.

Liquidity and Capital Resources

         On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece and entered into an employment agreement with the president of Masterpiece. Masterpiece is an established homebuilder located in Orange City, Florida. The terms of the stock purchase agreement and employment agreement are as follows: (i) $3,900,000 in cash, at closing; and
(ii) $2,130,000 payable January 1, 2005, unless prior to that date the president is terminated for cause or terminates his employment without good reason, as defined in the employment agreement; (iii) sale of 30,000 shares of the Company's common stock at $8 per share with a put option at the same price, (iv) stock options to purchase 45,000 shares of the Company's common stock at $10.64 per share vesting equally on December 31, 2004, 2005 and 2006; and (v) contingent payments representing 25% of Masterpiece's pre-tax profits for the calendar years ended December 31, 2004, 2005 and 2006. To fund the acquisition, the Company borrowed $2,000,000, at an annual rate of LIBOR plus 4%, from Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, under its existing unsecured line of credit agreement and used funds from operations to fund the remaining payments due.

         The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At September 30, 2003, the Company had approximately $159,139,000 available under existing secured revolving and construction loans for planned development expenditures. In addition, the Company had $2,000,000 available under an existing $4,000,000 unsecured line of credit and working capital arrangement with Jeffrey P. Orleans, Chairman, Chief Executive Officer and majority shareholder of the Company.

         Net cash used in operating activities for the first quarter of fiscal 2004 was $14,429,000 compared to net cash provided by operating activities for the prior fiscal year period of $347,000. The increase in net cash used in operating activities is primarily attributable to an increase in real estate held for development and sale and a decrease in accounts payable and other liabilities, partially offset by a decrease in receivables, deferred charges and other assets and an increase in net income when compared with the prior year quarter. Net cash used in investing activities for the first quarter of fiscal 2004 was $4,989,000, compared to $264,000 for the prior fiscal year quarter. This increase is primarily related to the acquisition of Masterpiece on July 28, 2003. Net cash provided by financing activities for the first quarter of fiscal 2004 was $19,758,000, compared to $2,638,000 for the prior fiscal year period. The increase in net cash provided by financing activities is primarily attributable to an increase in financing to support the increase in real estate held for development and to provide financing for the acquisition of Masterpiece.

         During the three months ended September 30, 2003, the Company acquired land for future development that should yield approximately 290 building lots. The aggregate purchase price was approximately $11,968,000.

         As of September 30, 2003, the Company had contracted to purchase, or has under option, land and improved lots for an aggregate purchase price of approximately $359,851,000 that would yield approximately 8,200 homes. Including the aforementioned lots, the Company currently controls approximately 10,900 building lots. As of September 30, 2003, the Company had incurred costs associated with the acquisition and development of these parcels aggregating $26,495,000, including $12,242,000 of paid deposits. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

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

         In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS No. 141. SFAS No. 142 supercedes APB Opinion No.17, "Intangible Assets" and related interpretations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the provision of SFAS No. 142 at the beginning of its new fiscal year. Accordingly, the Company elected to early adopt SFAS No. 142 effective with the beginning of its new fiscal year on July 1, 2001. The Company did not recognize any charge to earnings for the cumulative effect upon adoption because, at the time, all such intangibles related to the Company's acquisition of PLC for which no impairment was required under SFAS No. 142. Upon adoption, such intangibles, which were being amortized over ten years prior to adoption, are no longer amortized but continue to be subject to periodic review for impairment.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company adopted SFAS No. 144 effective July 1, 2002 and adoption did not have a material impact on its consolidated results of operations and financial position.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148") which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 effective July 1, 2002. The adoption of SFAS No. 148 did not have a material impact on the financial position or results of operations of the Company.

         In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). A Variable Interest Entity (VIE) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. Fin 46 is effective immediately for VIE's created after January 31, 2003. For VIE's created before January 31, 2003, FIN 46 must be applied at the end of the first interim or annual period ending after December 15, 2003.

         Based on the provisions of FIN 46, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant non-refundable deposit, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIE's inventory will be reported as "Inventory Not Owned - Variable Interest Entities".

         In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company adopted the provisions of this statement, as required, on July 1, 2003, and adoption did not have a material impact on the financial position of the Company.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company's principal market risk exposure continues to be interest rate risk. A majority of the Company's debt is variable based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. There have been no material adverse changes to the Company's (1) exposure to risk and (2) management of these risks, since June 30, 2003.

Item 4. Controls and Procedures


         The Company's management, with the participation of the Company's Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds.

         In connection with the Company's acquisition of Masterpiece, the Company sold to Robert Fitzsimmons, a former shareholder and officer of Masterpiece and current employee of the Company, 30,000 shares of the Company's common stock, $.10 par value, at a purchase price of $8.00 per share. In conjunction with the acquisition of the shares of stock, Mr. Fitzsimmons acquired the right to cause the Company to repurchase the 30,000 shares at $8.00 per share under certain circumstances. Mr. Fitzsimmons' right to cause the Company to repurchase the shares expires on December 31, 2006, unless earlier terminated in accordance with the provisions of the Stock Purchase Agreement among Orleans Homebuilders, Inc., Masterpiece Homes, Inc. and Robert Fitzsimmons, the David R. Robinson Trust and David Robinson. In addition to the acquisition of 30,000 shares of the Company's common stock and the associated right to cause the Company to repurchase the shares, Mr. Fitzsimmons also acquired options to purchase up to 45,000 additional shares of the Company's common stock at an exercise price of $10.64 per share. Subject to certain conditions relating to employment and as further described in the Stock Purchase Agreement, the options vest in three equal installments on December 31, 2004, 2005, and 2006. Under certain circumstances relating to fundamental transactions and as further described in the Stock Purchase Agreement, vesting of the options may be accelerated. The number of shares subject to the options also may be adjusted to reflect any stock splits, subdivisions, combinations or similar transactions, as provided in the Stock Purchase Agreement. Mr. Fitzsimmons acquired the 30,000 shares and the associated right to cause the Company to repurchase the shares and the 45,000 options on July 28, 2003, the date the Company acquired Masterpiece.

         The Company relied upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 as the sale of the securities to Mr. Fitzsimmons did not involve any public offering. The proceeds of the sale of stock to Mr. Fitzsimmons were used to partially fund the acquisition of Masterpiece.


Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits.

         2.1     Stock Purchase Agreement among Orleans Homebuilders, Inc., Masterpiece Homes, Inc., and Robert Fitzsimmons,
                 The David R. Robinson Trust and David R. Robinson.*

        10.1     Employment Agreement between the Company and Robert Fitzsimmons.**

        31.1     Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2     Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.3     Certification of Joseph A. Santangelo pursuant to Section 302 Sarbanes-Oxley Act of 2002.

        32.1     Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes-Oxley Act of 2002.

        32.2     Certification of Michael T. Vesey pursuant to Section 906 Sarbanes-Oxley Act of 2002.

        32.3     Certification of Joseph A. Santangelo pursuant to Section 906 Sarbanes-Oxley Act of 2002.

        99.1     Press Release Announcing Results of Operations for the Three Months Ending September 30, 2003.

All Exhibits filed herewith electronically.

* All schedules and exhibits to this Exhibit have been omitted in accordance with 17 CFR ss.229.601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted schedules and exhibits to the Securities and Exchange Commission upon its request.

** Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit.


(b) Reports on Form 8-K.

         On August 19, 2003 the Company filed a current report on Form 8-K for the purpose of filing a press release related to the announcement of fiscal year 2003 financial results and guidance with respect to revenues earned and earnings per share for fiscal year 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ORLEANS HOMEBUILDERS, INC.
                                    (Registrant)

November 14, 2003                   /s/ Michael T. Vesey
                                    -------------------------------------
                                    Michael T. Vesey
                                    President and Chief Operating Officer


November 14, 2003                   /s/ Joseph A. Santangelo
                                    -------------------------------------
                                    Joseph A. Santangelo
                                    Treasurer, Secretary and
                                    Chief Financial Officer

                                  EXHIBIT INDEX

  2.1     Stock Purchase Agreement among Orleans Homebuilders, Inc., Masterpiece Homes, Inc., and Robert Fitzsimmons, The
          David R. Robinson Trust and David R. Robinson.  *

 10.1     Employment Agreement between the Company and Robert Fitzsimmons.  **

 31.1     Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2     Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.3     Certification of Joseph A. Santangelo pursuant to Section 302 Sarbanes-Oxley Act of 2002.

 32.1     Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes-Oxley Act of 2002.

 32.2     Certification of Michael T. Vesey pursuant to Section 906 Sarbanes-Oxley Act of 2002.

 32.3     Certification of Joseph A. Santangelo pursuant to Section 906 Sarbanes-Oxley Act of 2002.

 99.1     Press Release Announcing Results of Operations for the Three Months Ending September 30, 2003.

All Exhibits filed herewith electronically.

* All schedules and exhibits to this Exhibit have been omitted in accordance with 17 CFR ss.229.601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted schedules and exhibits to the Securities and Exchange Commission upon its request.

** Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit.