Form 10-Q
period 2003-12-31
ORLEANS HOMEBUILDERS INC
filed 2004-02-17
CIK 38570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2003

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

 Number of shares of common stock, par value $0.10 per share, outstanding as of
                          February 2, 2004: 15,413,731
                  (excluding 617,732 shares held in Treasury).

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES


                                                                            PAGE
                                                                            ----
                         PART 1 - FINANCIAL INFORMATION


Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets at December 31, 2003
                    and June 30, 2003                                          1

                  Consolidated Statements of Operations and Changes
                    in Retained Earnings for the Three and Six Months
                    Ended December 31, 2003 and 2002                           2

                  Consolidated Statements of Shareholders' Equity for the
                    Six Months Ended December 31, 2003                         3

                  Consolidated Statements of Cash Flows for the Six
                    Months Ended December 31, 2003 and 2002                    4

                  Notes to Consolidated Financial Statements                   5

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       14

Item 3.           Quantitative and Qualitative Disclosures About Market
                    Risk                                                      30

Item 4.           Controls and Procedures                                     30


                           PART II - OTHER INFORMATION


Item 4.           Submission of Matters to a Vote of Security Holders         31


Item 6.           Exhibits and Reports on Form 8-K                            32

                   Orleans Homebuilders, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (in thousands)
                                   (Unaudited)

                                                                                    December 31,             June 30,
                                                                                        2003                   2003
                                                                                    ------------            ---------
Assets
Cash and cash equivalents                                                             $ 13,698                $ 8,883
Restricted cash - customer deposits                                                     16,032                 15,065
Real estate held for development and sale:
    Residential properties completed or under construction                             150,021                109,895
    Land held for development or sale and improvements                                 116,776                100,791
    Inventory not owned - Variable Interest Entity                                      19,888                 18,443
Property and equipment, at cost, less accumulated depreciation                           1,390                  1,257
Deferred taxes                                                                             233                    233
Goodwill                                                                                 6,848                  4,180
Receivables, deferred charges and other assets                                          41,330                 31,962
                                                                                      --------               --------
    Total Assets                                                                      $366,216               $290,709
                                                                                      ========               ========


Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                                      $ 20,986               $ 29,306
Accrued expenses                                                                        25,625                 27,445
Customer deposits                                                                       21,325                 16,539
Obligations related to inventory not owned                                              19,167                 17,643
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                                               169,302                106,707
Notes payable - related parties                                                          2,879                  2,500
Other notes payable                                                                        116                     31
                                                                                      --------               --------
    Total Liabilities                                                                  259,400                200,171
                                                                                      --------               --------
Commitments and contingencies (See Note J)

Redeemable common stock                                                                  1,147                    999
                                                                                      --------               --------
Shareholders' Equity:

Preferred stock, $1 par, 500,000 shares authorized:
    Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value converted on December 29, 2003, issued and outstanding 100,000 shares ($3,000,000
    liquidation preference) at June 30, 2003                                                 -                  3,000
Common stock, $.10 par, 20,000,000 shares authorized,
    16,031,463 and 13,364,797 shares issued at
    December 31, 2003 and June 30, 2003, respectively                                    1,603                  1,337
Capital in excess of par value - common stock                                           22,481                 18,659
Retained earnings                                                                       82,468                 67,589
Treasury stock, at cost (617,732 and 727,232 shares held at
    December 31, 2003 and June 30, 2003, respectively)                                    (883)                (1,046)
                                                                                      --------               --------
Total Shareholders' Equity                                                             105,669                 89,539
                                                                                      --------               --------

Total Liabilities and Shareholders' Equity                                            $366,216               $290,709
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

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        and Changes in Retained Earnings
                                   (Unaudited)
                    (in thousands, except per share amounts)

                                                 Three Months Ended         Six Months Ended
                                                     December 31,              December 31,
                                                  2003         2002         2003         2002
                                               ---------    ---------    ---------    ---------
Earned revenues

    Residential properties                     $ 121,481    $  86,198    $ 219,864    $ 172,228
    Land sales                                      --           --            457         --
    Other income                                   1,234        1,252        2,829        2,340
                                               ---------    ---------    ---------    ---------
                                                 122,715       87,450      223,150      174,568
                                               ---------    ---------    ---------    ---------
Costs and expenses
    Residential properties                        95,170       67,207      169,979      133,258
    Land sales                                      --           --            490         --
    Other                                          1,001          827        2,224        1,823
    Selling, general and administrative           14,110       10,277       25,558       20,069
    Interest
      Incurred                                     2,488        1,571        4,302        3,039
      Less capitalized                            (2,350)      (1,552)      (4,092)      (2,956)
                                               ---------    ---------    ---------    ---------
                                                 110,419       78,330      198,461      155,233
                                               ---------    ---------    ---------    ---------

Income from operations before income taxes        12,296        9,120       24,689       19,335
Income tax expense                                 4,831        3,467        9,706        7,348
                                               ---------    ---------    ---------    ---------

Net income                                         7,465        5,653       14,983       11,987
                                               =========    =========    =========    =========

Net income                                         7,465        5,653       14,983       11,987
Preferred dividends                                   51           52          104          105
                                               ---------    ---------    ---------    ---------

Net income available for common shareholders       7,414        5,601       14,879       11,882
Retained earnings, at beginning of period         75,054       46,783       67,589       40,502
                                               ---------    ---------    ---------    ---------
Retained earnings, at end of period            $  82,468    $  52,384    $  82,468    $  52,384
                                               =========    =========    =========    =========

Basic earnings per share                       $    0.57    $    0.46    $    1.16    $    0.98
                                               =========    =========    =========    =========

Diluted earnings per share                     $    0.45    $    0.34    $    0.90    $    0.72
                                               =========    =========    =========    =========



                See accompanying notes which are an integral part
                   of the consolidated financial statements.

                   Orleans Homebuilders, Inc. and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
                                   (unaudited)
                             (dollars in thousands)

                                                             Preferred Stock                   Common Stock            Capital in
                                                        Shares                           Shares                         Excess of
                                                      Issued and                       Issued and                      Par Value -
                                                      Outstanding         Amount       Outstanding         Amount     Common Stock
                                                      -----------        --------      -----------        --------    ------------
Balance at June 30, 2003                                100,000          $ 3,000       13,364,797         $ 1,337        $ 18,659


Redeemable common stock sold                                                                                                  171

Preferred stock converted to common stock              (100,000)          (3,000)       2,000,000             200           2,800

Shares issued upon conversion of a portion
     of convertible subordinated 7% note                                                  666,666              66             934

Fair market value of stock options issued                                                                                      67

Stock options exercised

Shares issued in connection with the
     acquisition of Parker & Lancaster Corporation                                                                           (107)

Treasury stock sold
     redeemable at $8 per share                                                                                               (43)

Net income

Preferred dividends
                                                        -------          -------       ----------         -------        --------
Balance at December 31, 2003                                  -          $     -       16,031,463         $ 1,603        $ 22,481
                                                        =======          =======       ==========         =======        ========

[RESTUBBED]


                                                                             Treasury Stock
                                                         Retained        Share
                                                         Earnings        Held           Amount         Total
                                                        ----------     ---------       --------      ----------
Balance at June 30, 2003                                $ 67,589        727,232        $(1,046)       $ 89,539


Redeemable common stock sold                                                                               171

Preferred stock converted to common stock                                                                    -

Shares issued upon conversion of a portion
     of convertible subordinated 7% note                                                                 1,000

Fair market value of stock options issued                                                                   67

Stock options exercised                                                  (4,500)            13              13

Shares issued in connection with the
     acquisition of Parker & Lancaster Corporation                      (75,000)           107               -

Treasury stock sold
     redeemable at $8 per share                                         (30,000)            43               -

Net income                                                14,983                                        14,983

Preferred dividends                                         (104)                                         (104)
                                                        --------        -------        -------        --------
Balance at December 31, 2003                            $ 82,468        617,732        $  (883)       $105,669
                                                        ========        =======        =======        ========

                   Orleans Homebuilders, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                                       Six Months Ended
                                                                                         December 31,
                                                                                   2003              2002
                                                                                 --------           --------
Cash flows from operating activities:
    Net income                                                                   $ 14,983           $ 11,987
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                                     292                319
    Stock based compensation expense                                                   67                 11
Changes in operating assets and liabilities:
    Restricted cash - customer deposits                                              (967)            (2,660)
    Real estate held for development and sale                                     (39,356)            (7,237)
    Receivables, deferred charges and other assets                                 (8,879)            (8,527)
    Accounts payable and other liabilities                                        (11,233)            (4,410)
    Customer deposits                                                               1,866              3,024
                                                                                 --------           --------
Net cash used in operating activities                                             (43,227)            (7,493)
                                                                                 --------           --------

Cash flows from investing activities:
    Purchases of property and equipment                                              (212)              (518)
    Acquisitions, net of cash acquired                                             (4,973)              (156)
                                                                                 --------           --------
Net cash used in investing activities                                              (5,185)              (674)
                                                                                 --------           --------

Cash flows from financing activities:
    Borrowings from loans secured by real estate assets                           187,758            131,131
    Repayment of loans secured by real estate assets                             (136,068)          (121,899)
    Borrowings from other note obligations                                          1,654                 31
    Repayment of other note obligations                                              (266)            (1,415)
    Sale of treasury stock                                                            240                  -
    Stock options exercised                                                            13                  -
    Preferred stock dividend                                                         (104)              (105)
                                                                                 --------           --------
Net cash provided by financing activities                                          53,227              7,743
                                                                                 --------           --------

Net increase (decrease) in cash and cash equivalents                                4,815               (424)
Cash and cash equivalents at beginning of year                                      8,883              7,257
                                                                                 --------           --------
Cash and cash equivalents at end of period                                       $ 13,698           $  6,833
                                                                                 ========           ========
Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized                                    $    210               $ 83
                                                                                 ========           ========
    Income taxes paid                                                            $ 12,461           $  9,082
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

         On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes, Inc. ("Masterpiece Homes"). Unless otherwise indicated, the term the "Company" includes the accounts of Masterpiece Homes. Masterpiece is engaged in residential real estate development in central Florida. The Consolidated Statements of Operations and Changes in Retained Earnings and the Consolidated Statements of Cash Flows include the accounts of Masterpiece from July 28, 2003 through December 31, 2003. The Consolidated Balance Sheets include the accounts of Masterpiece as of December 31, 2003. All material intercompany transactions and accounts have been eliminated.

         In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company for the periods presented. The interim operating results of the Company may not be indicative of operating results for the full year.

         Certain prior year amounts have been reclassified to conform with the fiscal 2004 presentation.

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

         In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). A Variable Interest Entity (VIE) is created when
         (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 is effective immediately for VIE's created after January 31, 2003. For VIE's created before January 31, 2003, FIN 46 must be applied at the end of the first interim or annual period ending after March 15, 2004. FIN 46 may apply to certain of our contracts to acquire land that we entered into prior to January 31, 2003. We are in the process of evaluating the applicability of FIN 46 to these contracts.

         Based on the provisions of FIN 46, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant non-refundable deposit, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIE's inventory will be reported as "Inventory Not Owned - Variable Interest Entitity".

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

(B)      Acquisitions:

         On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes and entered into an employment agreement with the president of Masterpiece Homes. Masterpiece Homes is an established homebuilder located in Orange City, Florida. The terms of the stock purchase agreement and employment agreement are as follows: (i) $3,900,000 in cash, at closing; and (ii) $2,130,000 payable January 1, 2005, unless prior to that date the president is terminated for cause or terminates his employment without good reason, as defined in the employment agreement; (iii) sale of 30,000 shares of the Company's common stock at $8 per share with a put option at the same price, (iv) stock options to purchase 45,000 shares of the Company's common stock at $10.64 per share vesting equally on December 31, 2004, 2005 and 2006; and (v) contingent payments representing 25% of the pre-tax profits of Masterpiece Homes for the calendar years ended December 31, 2004, 2005 and 2006. The Company also incurred approximately $297,000 in acquisition costs to complete this transaction. The aforementioned costs are considered part of the purchase price of Masterpiece Homes, except for the following items that are considered part of, and contingent upon, the employment agreement: (a) $710,000 of the $2,130,000 payable January 1, 2005; (b) stock options to purchase 45,000 shares of the Company's common stock at $10.64 per share; and (c) contingent payments representing 25% of the pre-tax profits of Masterpiece Homes for the calendar years ended December 31, 2004, 2005 and 2006.

         The Company accounted for these transactions in accordance with SFAS No. 141, "Business Combinations", whereby approximately $5,700,000 was considered to be part of the purchase price of the business and the remainder part of employee compensation. That portion related to employee compensation will be charged to expense over the period to which it relates. With respect to the amounts allocated to the purchase, such amounts were allocated to the fair value of assets and liabilities acquired with the excess of approximately $2,668,000 allocated to goodwill.

         If the Masterpiece Homes acquisition occurred on July 1, 2002, unaudited pro forma information for the company would have been as follows:

                                                               Three Months Ended         Six Months Ended
                                                                               December 31,
                                                            ---------------------------------------------------
                                                               2003        2002           2003         2002
                                                            ----------   ----------    ----------    ----------
                                                                   (in thousands, except share amounts)
              Earned revenues                                $121,481      $92,983      $222,454      $185,736

              Income from operations before
                   income taxes                                12,272        9,180        24,588        19,252

              Net income                                        7,450        5,692        14,925        11,936

              Earnings per share:
                   Basic                                         0.58         0.47          1.16          0.98
                   Diluted                                       0.45         0.34          0.90          0.72



(C)      Mortgage and Other Note Obligations:

         On December 29, 2003 and in accordance with the terms of the Company's Convertible Subordinated 7% Note issued to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, the second annual installment due of $1,000,000 was converted, at $1.50 per share, into 666,666 shares of the Company's common stock. Interest on the remaining principal balance of $1,000,000 is payable quarterly and the final installment of principal is due on January 1, 2005.

(D)      Redeemable Common Stock:

         In connection with the Company's acquisition of PLC on October 13, 2000, the Company issued 300,000 shares of common stock of the Company to the former shareholders of PLC. The former shareholders of PLC have the right to cause the Company to repurchase the common stock approximately five years after the closing of the acquisition at a price of $3.33 per share. As of December 31, 2003 a former shareholder of PLC sold 51,502 shares of the Company's Common Stock thereby reducing the number of shares of redeemable common stock in connection with the PLC acquisition to 248,498 shares.

         In connection with the Company's acquisition of Masterpiece Homes on July 28, 2003 (see Note B), the Company sold 30,000 shares of common stock of the Company to the president of Masterpiece Homes at $8 per share. The president of Masterpiece Homes has the right to cause the Company to repurchase the common stock at $8 per share by giving notice to the Company no later than the earlier of December 31, 2006 or 30 days after termination of his employment, as specified in his employment agreement.

(E)      Preferred Stock:

         On December 29, 2003 and in accordance with the conversion features of the Company-issued Series D Preferred Stock, liquidation value of $3,000,000, held by Mr. Orleans, the Series D Preferred Stock was converted, at $1.50 per share, into 2,000,000 shares of the Company's common stock.

(F)      Earnings Per Share:

         The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator used in the computation for the three and six months ended December 31, 2003 and 2002, respectively, are shown in the following table:

                                                               Three Months Ended         Six Months Ended
                                                                               December 31,
                                                            ---------------------------------------------------
                                                               2003          2002          2003         2002
                                                            ----------    ----------    ----------   ----------
                                                                                 (Unaudited)
                                                                                (in thousands)
              Total common shares issued                        13,452        12,698        13,408       12,698
              Unconditional shares issuable                         77           137           107          137
              Less:  Average treasury shares
                outstanding                                        632           737           669          737
                                                            ----------    ----------    ----------   ----------
              Basic EPS shares                                  12,897        12,098        12,846       12,098
              Effect of assumed shares issued under
                treasury stock method for stock options            627           552           605          551
              Effect of December 29, 2003 partial
                conversion of $3 million Convertible
                Subordinated 7% Note (1)                         1,312         2,000         1,322        2,000
              Effect of December 29, 2003 conversion
                of $3 million Series D Preferred Stock (2)       1,935         2,000         1,967        2,000
                                                            ----------    ----------    ----------   ----------
              Diluted EPS shares                                16,771        16,650        16,740       16,649
                                                            ==========    ==========    ==========   ==========

              Net income available for
                common shareholders                         $    7,414    $    5,601    $   14,879   $   11,882
              Effect of December 29, 2003 conversion
                of $3 million Series D Preferred Stock (2)          51            52           104          105
              Effect of December 29, 2003 partial
                conversion of $3 million Convertible
                Subordinated 7% Note (1)                            22            33            43           65
                                                            ----------    ----------    ----------   ----------
              Adjusted net income for diluted EPS           $    7,487    $    5,686    $   15,026   $   12,052
                                                            ==========    ==========    ==========   ==========

-------------------
(1) Refer to Note (C) for a discussion of the December 29, 2003 conversion of the $3 million Convertible Subordinated 7% Note.

(2) Refer to Note (E) for a discussion of the December 29, 2003 conversion of the $3 million Series D Preferred Stock.

(G)      Supplemental Cash Flow Disclosure:

         Non-cash assets acquired and liabilities assumed as a result of the Masterpiece acquisition were approximately $17,378,000 and $15,035,000, respectively.

(H)      Residential Properties Completed or under Construction:

         Residential properties completed or under construction consist of the following:

                                                                   December 31,            June 30,
                                                                       2003                  2003
                                                                   ------------          -------------
                                                                               (Unaudited)
                                                                              (in thousands)
             Under contract for sale (backlog)                      $   92,416            $    76,303

             Unsold                                                     57,605                 33,592
                                                                    ----------            -----------
             Total residential properties completed
                  or under construction                             $  150,021            $   109,895
                                                                    ==========            ===========

(I)      Litigation:

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

(J)      Commitments and Contingencies:

         As of December 31, 2003 the Company owned or controlled approximately 11,045 building lots. As part of the aforementioned building lots, the Company had contracted to purchase, or has under option, undeveloped land and improved lots for an aggregate purchase price of approximately $403,622,000 which is expected to yield approximately 8,024 building lots. Included in these totals is an agreement entered into in December 2003 to purchase approximately 300 acres of undeveloped land expected to yield approximately 400 building lots with a purchase price of approximately $60,000,000.

(K)      Subsequent Events:

         On January 14, 2004, the Company filed a Form S-2 Registration Statement under the Securities Act of 1993 for an offering of 2,000,000 shares of the Company's common stock, plus an additional 300,000 shares issuable upon underwriters' exercise of an over-allotment option granted to the underwriters. The Company's common stock is traded on the American Stock Exchange under the symbol "OHB". On January 13, 2004, the last reported sale price of the Company's stock was $24.25 per share. The effective date of this registration statement is unknown as of this time and there can be no assurances that the Company will complete this offering.

         On January 15, 2004, the Company signed an agreement to purchase undeveloped land expected to yield approximately 422 building lots with a purchase price of approximately $25,500,000. The Company has deposited in escrow $250,000 which is refundable through the end of the 60 day due diligence period. At the end of the due diligence period, if the Company determines to proceed, it must deposit an additional $2,750,000 and this deposit along with the initial $250,000 deposit shall be released to the seller and be substantially non-refundable at that time.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


         Orleans Homebuilders, Inc. and its subsidiaries (collectively, the "Company", "OHB" or "Orleans") are currently engaged in residential real estate development in the following nine markets: Southeastern Pennsylvania; Central New Jersey, Southern New Jersey; Charlotte; Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; and Orlando, Florida. The Company's Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina. The Company has operated in its Pennsylvania and New Jersey markets for over 80 years and began operations in its North Carolina and Virginia markets in fiscal 2001 through the acquisition of Parker & Lancaster Corporation, a privately-held residential homebuilder. On July 28, 2003, the Company began operations in Florida through the acquisition of Masterpiece Homes, Inc. ("Masterpiece Homes"), an established privately-held homebuilder located in Orange City, Florida. The Results of Operations include the activity of Masterpiece Homes from July 28, 2003 through December 31, 2003. Unless otherwise indicated, the term the "Company" includes the accounts of Masterpiece Homes. References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ending June 30th of that year. For example, the phrases "fiscal 2003" or "2003 fiscal year" refer to the fiscal year ended June 30, 2003. When used in this report, "northern region" refers to the Company's Pennsylvania and New Jersey markets, "southern region" refers to the Company's North Carolina and Virginia markets. The Company considers its Orlando, Florida market to be a separate market.

         The Company believes it is well positioned for continued growth. At December 31, 2003 backlog was $368,324,000 representing 1,079 homes compared to a backlog of $231,831,000 representing 650 homes at December 31, 2002. At December 31, 2003 the Company was selling in 81 communities and owned or controlled approximately 11,045 building lots.

         The Company has entitled and developed lots in the highly regulated Pennsylvania and New Jersey markets for over 40 years. As a result, the Company believes it has expertise in all aspects of the site selection, land planning, entitlement and land development processes which can be leveraged across all markets in which the Company operates. In addition, the Company believes that it holds attractive land positions in the Pennsylvania and New Jersey markets and that the market value of these land positions will continue to grow due to the highly regulated environment in these markets.

         The Company develops, builds and markets high-quality single-family homes, townhomes and condominiums to serve various homebuyer segments, including first-time, move-up, luxury, empty nester and active adult. The Company believes this broad range of home designs allows it to capitalize on favorable economic and demographic trends within its markets.

Results of Operations

         The following table sets forth certain details as to residential sales activity. The information provided is for the three and six months ended December 31, 2003 and 2002 in the case of revenues earned and new orders, and as of December 31, 2003 and 2002 in the case of backlog.

                                                                Six Months Ended December 31,
                                                            2003                                2002
                                               ------------------------------      ------------------------------
                                                                  (Dollars in thousands)
                                                                      Average                             Average
                                                Amount      Homes      Price        Amount      Homes      Price
                                               --------     -----     -------      --------     -----     -------
Northern Region
New Jersey and Pennsylvania:
Residential revenue earned                     $117,537       317        $371      $118,376       390        $304
New orders                                      122,756       270         455       127,277       344         370
Backlog                                         195,153       415         470       159,525       421         379

Southern Region
North Carolina, South Carolina
  and Virginia:
Residential revenue earned                     $ 75,756       245        $309      $ 53,852       190        $283
New orders                                      108,485       317         342        70,718       239         296
Backlog                                         128,562       362         355        72,306       229         316

Florida Region (1)
Residential revenue earned                     $ 26,571       199        $134      $      -         -        $  -
New orders                                       29,518       203         145             -         -           -
Backlog                                          44,609       302         148             -         -           -

Combined Regions
Residential revenue earned                     $219,864       761        $289      $172,228       580        $297
New orders                                      260,759       790         330       197,995       583         340
Backlog                                         368,324     1,079         341       231,831       650         357

-------------------
(1) Information on residential revenue earned and new orders is for the period beginning July 28, 2003, the date the Company entered this market through its acquisition of Masterpiece Homes, through December 31, 2003.

                                                                Three Months Ended December 31,
                                                            2003                                2002
                                               ------------------------------      ------------------------------
                                                                  (Dollars in thousands)
                                                                      Average                             Average
                                                Amount      Homes      Price        Amount      Homes      Price
                                               --------     -----     -------      --------     -----     -------
Northern Region
New Jersey and Pennsylvania:
Residential revenue earned                    $ 64,517       177        $365     $ 56,307        185         $304
New orders                                      60,201       124         485       52,627        131          402
Backlog                                        195,153       415         470      159,525        421          379

Southern Region
North Carolina, South Carolina
  and Virginia:
Residential revenue earned                    $ 41,340       134        $309     $ 29,891         99         $302
New orders                                      52,447       150         350       34,445        113          305
Backlog                                        128,562       362         355       72,306        229          316

Florida Region (1)
Residential revenue earned                    $ 15,624       115        $136     $      -          -         $  -
New orders                                      17,069       115         148            -          -            -
Backlog                                         44,609       302         148            -          -            -

Combined Regions
Residential revenue earned                    $121,481       426        $285     $ 86,198        284         $304
New orders                                     129,717       389         333       87,072        244          357
Backlog                                        368,324     1,079         341      231,831        650          357

-----------------------
(1) Information on residential revenue earned and new orders is for the period beginning July 28, 2003, the date the Company entered this market through its acquisition of Masterpiece Homes, through December 31, 2003.


          Three Months and Six Months Ended December 31, 2003 and 2002

Orders and Backlog

         New orders for the six months ended December 31, 2003 increased $62,764,000 or 31.7%, to $260,759,000 on 790 homes, compared to $197,995,000 on
583 homes for the six months ended December 31, 2002. The increase in new order dollars was attributable to an increase in southern region new orders of $37,767,000, or approximately 53.4% when compared to the six months ended December 31, 2002 and an increase in Florida region new orders of $29,518,000 due to the Company's expansion into the Florida region through its acquisition of Masterpiece Homes. This increase was partially offset by a decrease in northern region new orders of $4,521,000. New orders decreased in the northern region due to delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by governments which the Company believes is due to the intensity of development in recent years. The average price per home of new orders remains strong with increases in the northern region and southern region of approximately 23.0% and 15.5%, respectively, compared with the six months ended December 31, 2002. Although the increase in the average price per home of new orders on a regional basis was due, in part, to the Company's mix of product offerings, it was also due to overall sales price increases in the majority of communities open during the first six months of fiscal 2004 when compared with the same communities and products offered for sale in the first six months of fiscal 2003. The Company believes sales price increases are due to the strong demand for new homes as a result of the growing population, fueled in part by immigration. In addition, historically low interest rates have made housing more affordable for lower income households thereby increasing the overall demand for housing. The aforementioned, coupled with the limited supply of entitled lots for residential housing in Pennsylvania and New Jersey due to increased governmental regulations has positively impacted home pricing trends.

         Overall the number of new orders for the six months ended December 31, 2003 increased by 207 homes, or 35.5%, compared to 583 homes for the six months ended December 31, 2002. In the northern region, the number of new orders for the six months ended December 31, 2003 decreased to 270 homes from 344 homes in the comparable prior year period due to delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by governments which the Company believes is due to the intensity of development in recent years. In the southern region, the number of new orders for the six months ended December 31, 2003 increased to 317 homes from 239 homes in the six months ended December 31, 2002 as the Company continues to expand in this region. In addition, the Company's expansion into Florida through the acquisition of Masterpiece Homes accounted for an increase of 203 new home orders for the six months ended December 31, 2003.

         New orders for the for the three months ended December 31, 2003 increased $42,645,000 or 49.0%, to $129,717,000 on 389 homes, compared to
$87,072,000 on 244 homes for the three months ended December 31, 2002. The increase in new orders was attributable to increases in the northern and southern region new orders of $7,574,000, or 14.4% and $18,002,000, or 52.3%, respectively when compared to the three months ended December 31, 2002. In addition, the Company's expansion into the Florida region through its acquisition of Masterpiece Homes contributed $17,069,000 to the increase in new orders. The average price per home of new orders remains strong with increases in the northern region and southern region of 20.6% and 14.8%, respectively, compared to the comparable prior year period. This increase in the average price per home of new orders on a regional basis is due to the Company's mix of product offerings as well as sales price increases in the majority of communities open during the three months ended December 31, 2003 when compared with the same communities and products offered for sale in the comparable prior year period.

         Overall the number of new home orders for the three months ended December 31, 2003 increased by 145 homes to 389 homes, or 59.4%, compared to 244 homes for the three months ended December 31, 2002. In the northern region, the number of new home orders for the three months ended December 31, 2003 decreased to 124 homes from 131 homes for the three months ended December 31, 2002 due to delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by governments which the Company believes was due to the intensity of development in recent years. In the southern region, the number of new home orders for the three months ended December 31, 2003 increased to 150 homes from 113 homes for the three months ended December 31, 2002 as the Company continues to expand in this region. In addition, the Company's expansion into Florida through the acquisition of Masterpiece Homes accounted for an increase of 115 new home orders for the three months ended December 31, 2003.

         The backlog at December 31, 2003 increased $136,493,000, or 58.9%, to $368,324,000 on 1,079 homes compared to the backlog at December 31, 2002 of $231,831,000 on 650 homes. The increase in backlog was attributable to an increase in new orders, the Company's obtaining additional backlog of $41,662,000 and 298 homes through its acquisition of Masterpiece Homes on July 28, 2003 and favorable economic conditions for the homebuilding industry in the regions where the Company operates. These favorable economic conditions have resulted in positive home pricing trends and consistent customer demand.

Total Earned Revenues

         Total earned revenues for the six months ended December 31, 2003 increased $48,582,000 to $223,150,000 or 27.8%, compared to $174,568,000 for the six months ended December 31, 2002. Total earned revenues principally consist of residential revenue, but also include revenues from land sales, interest income, property management fees and mortgage processing income. Revenues from the sale of homes included 761 homes totaling $219,864,000 during the six months ended December 31, 2003, as compared to 580 homes totaling $172,228,000 during the six months ended December 31, 2002. The increase in residential revenue was attributable to an increase in southern region residential revenue of $21,904,000, or 40.7% when compared to the six months ended December 31, 2002 and an increase in Florida region residential revenue of $26,571,000 due to the Company's expansion into the Florida region through its acquisition of Masterpiece Homes. The average price per home delivered remains strong with increases in the northern region and southern region of 22.0% and 9.2%, respectively, compared with the six months ended December 31, 2002. Although the average price per home delivered on a regional basis was impacted, in part, by the Company's mix of product offerings, sales prices increased in the majority of communities open during the six months ended December 31, 2003 when compared with the same communities and products offered for sale in the six months ended December 31, 2002. The Company believes sales price increases are due to the strong demand for new homes as a result of the growing population, fueled in part by immigration. In addition, historically low interest rates have made housing more affordable for lower income households thereby increasing the overall demand for housing. The aforementioned, coupled with the limited supply of entitled lots for residential housing in Pennsylvania and New Jersey due to increased governmental regulations has positively impacted home pricing trends.

         Overall, the number of homes delivered for the six months ended December 31, 2003 increased by 181 homes, or 31.2%, to 761 homes compared to 580 homes in the six months ended December 31, 2002. In the northern region, the number of homes delivered in the six months ended December 31, 2003 decreased to 317 homes from 390 homes in the six months ended December 31, 2002. The decrease in the northern region was due to weather related construction delays for new orders received during the three months ended June 30, 2003. Construction delays were the result of an unusually rainy Spring and Summer season with reported precipitation amounts that were significantly above normal. In addition, the number of homes delivered also decreased due to delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by governments. In the southern region, the number of homes delivered in the six months ended December 31, 2003 increased to 245 homes from 190 homes in the six months ended December 31, 2002 as the Company continues to expand in this region. Further, the Company's expansion into Florida through the acquisition of Masterpiece Homes accounted for an increase of 199 homes delivered in the six months ended December 31, 2003.

         Total earned revenues for the three months ended December 31, 2003 increased $35,265,000, to $122,715,000 or 40.3% compared to $87,450,000 for the three months ended December 31, 2002. Revenues from the sale of residential homes included 426 homes totaling $121,481,000 during the three months ended December 31, 2003, as compared to 284 homes totaling $86,198,000 during the three months ended December 31, 2002. The increase in residential revenue was attributable to increases in the northern and southern region residential revenue of $8,210,000, or 14.6% and $11,449,000, or 38.3%, respectively when compared to the three months ended December 31, 2002. In addition, the Company's expansion into the Florida region through its acquisition of Masterpiece Homes contributed $15,624,000 to the increase in residential revenue. The average selling price per home delivered in three month ended December 31, 2003 increased in the northern region and southern region by approximately 20.1% and 2.3%, respectively, compared with the three months ended December 31, 2002. Although the average price per home delivered on a regional basis was impacted, in part, by the Company's mix of product offerings, sales prices increased in the majority of communities open during the three months ended December 31, 2003 when compared with the same communities and products offered for sale in the three months ended December 31, 2002. The Company believes the sales price increases are due to the strong demand for new homes as a result of the growing population, fueled in part by immigration. In addition, historically low interest rates have made housing more affordable for lower income households thereby increasing the overall demand for housing. The aforementioned, coupled with the limited supply of entitled lots for residential housing in Pennsylvania and New Jersey due to increase governmental regulations has positively impacted home pricing trends.

         The number of homes delivered in the three months ended December 31, 2003 increased by 142 homes, or 50.0%, to 426 homes compared to 284 homes in the three months ended December 31, 2002. The overall increase was attributable to an increase in the number homes delivered in the southern region to 134 homes compared to 99 homes in the three months ended December 31, 2002 as well as the delivery of 115 homes in the Florida region due to the Company's expansion into the Florida region through its acquisition of Masterpiece Homes. This increase was partially offset by a decrease in the number of homes delivered in the northern region to 177 homes from 185 homes in the three months ended December 31, 2002. The decrease in the number of homes delivered in the northern region was attributable to weather related construction delays and delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by governments as noted above.

Costs and Expenses

         Costs and expenses for the six months ended December 31, 2003 increased $43,228,000 to $198,461,000, or 27.8%, compared with the six months ended December 31, 2002. The cost of residential properties for the six months ended December 31, 2003 increased $36,721,000 to $169,979,000, or 27.6%, when compared with the six months ended December 31, 2002. The increase in cost of residential properties was primarily attributable to increased residential revenue in the southern and Florida regions noted above. The consolidated gross profit margin for the six months ended December 31, 2003 increased 0.1% to 22.7% compared to 22.6% for the six months ended December 31, 2002. The consolidated gross profit margin excluding the Florida region was 23.7% for the six months ended December 31, 2003. The increase in gross profit margins is primarily a result of the average selling price per home increasing at a greater rate than the average cost per home. Increased costs of land, insurance and certain building materials, primarily lumber, have been outpaced by an increase in the average selling price per home and a decrease in the cost of borrowing thereby positively impacting gross profit margin. The Company sells a variety of home types in various communities and regions, each yielding a different gross profit margin. As a result, depending on the mix of both communities and of home types delivered, the consolidated gross profit margin may fluctuate up or down on a periodic basis and periodic profit margins may not be representative of the consolidated gross profit margin for the year.

         Interest included in the costs and expenses of residential properties and land sold for the six months ended December 31, 2003 and December 31, 2002 were $3,336,000 and $4,323,000, respectively.

         For the six months ended December 31, 2003, selling, general and administrative expenses increased $5,489,000 to $25,558,000, or 27.4%, when compared with the six months ended December 31, 2002. The increase in selling, general and administrative expenses was due to an increase in Florida region expenses of $2,683,000 due to increased sales volume resulting from the Company's expansion into Florida through its acquisition of Masterpiece Homes on July 28, 2003, and an increase in sales commissions and selling costs in the southern region of approximately $2,007,000 as a result of the Company's continued expansion in this region. The remaining increase in selling, general and administrative expenses was primarily attributable to increases in general and administrative payroll and incentive compensation in the northern and southern regions.

         The selling, general and administrative expenses as a percentage of residential revenue for the six months ended December 31, 2003 of 11.6% is relatively consistent with the selling, general and administrative expenses as a percentage of residential revenue for the six months ended December 31, 2002 of 11.7%.

         Costs and expenses for the three months ended December 31, 2003 increased $32,089,000 to $110,419,000, or 41.0%, compared with the three months ended December 31, 2002. The cost of residential properties for the three months ended December 31, 2003 increased $27,963,000 to $95,170,000, or 41.6%, when compared with the three months ended December 31, 2002. The increase in cost of residential properties was primarily attributable to increased residential revenue in the northern and southern regions as noted above as well as the increase in residential revenue resulting from the Company's expansion into Florida through its acquisition of Masterpiece Homes. The consolidated gross profit margin for the three months ended December 31, 2003 decreased 0.3% to 21.7% compared to 22.0% for the three months ended December 31, 2002. The consolidated gross profit margin excluding the Florida region was 22.5% for the three months ended December 31, 2003. The increase in gross profit margins, excluding the Florida region, is primarily a result of the average selling price per home increasing at a greater rate than the average cost per home. Increased costs of land, insurance and certain building materials, primarily lumber, have been outpaced by an increase in the average selling price per home and a decrease in the cost of borrowing thereby positively impacting gross profit margin. The Company sells a variety of home types in various communities and regions, each yielding a different gross profit margin. As a result, depending on the mix of both communities and of home types delivered, the consolidated gross profit margin may fluctuate up or down on a quarterly basis and quarterly profit margins may not be representative of the consolidated gross profit margin for the year.

         Interest included in the costs and expenses of residential properties and land sold for the three months ended December 31, 2003 and December 31, 2002 were $1,763,000 and $2,051,000, respectively.

         For the three months ended December 31, 2003, selling, general and administrative expenses increased $3,833,000 to $14,110,000, or 37.3%, when compared with the three months ended December 31, 2002. The increase in selling, general and administrative expenses was due to an increase in Florida region expenses of $1,797,000 due to increased sales volume resulting from the Company's expansion into Florida through its acquisition of Masterpiece Homes on July 28, 2003, and an increase in sales commissions and selling costs in the southern region of approximately $1,022,000 as a result of the Company's continued expansion in this region. The remaining increase in selling, general and administrative expenses was primarily attributable to increases in general and administrative payroll and incentive compensation in the northern and southern regions.

         The selling, general and administrative expenses as a percentage of residential property revenue for the three months ended December 31, 2003 decreased 0.3% to 11.6% from 11.9% for the three months ended December 31, 2002. The decrease in selling, general and administrative expenses as a percentage of residential property revenue was primarily attributable to an increase in revenues in excess of an increase in the fixed portion of selling, general and administrative expenses when compared with the three months ended December 31, 2002.

Income Tax Expense

         As a result of changes in state tax laws in the states in which the Company operates and the Company's expansion into Florida, the Company adjusted its effective tax rate to 39.3% of income from operations before income taxes for fiscal year 2004. This change resulted in an increase in income tax expense of $324,000 for the six months ended December 31, 2003 when compared with the effective tax rate of 38.0% for the six months ended December 31, 2002.

         The change to the effective income tax rate for fiscal year 2004 resulted in an increase in income tax expense of $159,000 and an effective income tax rate of 39.3% for the three months ended December 31, 2003 compared with a 38.0% effective income tax rate for the three months ended December 31, 2002.

Net Income

         Net income for the six months ended December 31, 2003 increased $2,996,000, or 25.0%, to $14,983,000, compared with $11,987,000 for the six months ended December 31, 2002. This increase in net income was attributable to an increase in residential revenue primarily as a result of favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. The Company believes the primary factors resulting in favorable conditions in the homebuilding industry include: the strong demand for new homes as a result of an increase in immigration and new household formation; historically low interest rates which enhance the affordability of homes; and the limited supply of entitled lots for residential housing due to increased governmental regulation, which increases the value of lots already owned by companies such as us.

         The Company's expansion into Florida through its acquisition of Masterpiece Homes on July 28, 2003 also contributed to the increase in net income.

         Costs resulting from the acquisition of Masterpiece reduced the consolidated net income for the three and six month periods ended December 31, 2003 by $205,000 and $430,000 respectively.

Liquidity and Capital Resources

         The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. At December 31, 2003, the Company had approximately $163,746,000 available under existing secured revolving and construction loans for planned development expenditures. In addition, the Company had $4,000,000 available under an existing unsecured line of credit and working capital arrangement with Jeffrey P. Orleans, Chairman, Chief Executive Officer and majority shareholder of the Company. A majority of the Company's debt is variable rate, based on LIBOR or the prime rate, and therefore, the Company is exposed to market risk in the area of interest rate changes. At December 31, 2003, the LIBOR and prime rates of interest were 1.13% and 4.0%, respectively. Based on current operations, an increase / decrease in interest rates of 100 basis points will result in a corresponding increase / decrease in cost of sales and interest charges incurred by the Company of approximately $1,475,000 in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered. The Company believes that reasonably possible near-term interest rate changes will not result in a material negative effect on future earnings, fair values or cash flows of the Company. Generally the Company has been able to recover any increased costs of borrowing through increased selling prices however, there is no assurance the Company will be able to continue to increase selling prices to cover the effects of any increase in near-term interest rates.

         On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes and entered into an employment agreement with the president of Masterpiece Homes, Robert Fitzsimmons. Masterpiece Homes is an established homebuilder located in Orange City, Florida. The terms of the stock purchase agreement and employment agreement are as follows: (i) $3,900,000 in cash to the selling shareholders at closing; and (ii) $2,130,000 to the selling shareholders payable January 1, 2005, unless prior to that date Mr. Fitzsimmons is terminated for cause or terminates his employment without good reason, as defined in the employment agreement; (iii) sale of 30,000 shares of the Company's common stock at $8 per share with an option for Mr. Fitzsimmons to require the Company to repurchase the shares at the same price; (iv) an option in favor of Mr. Fitzsimmons to purchase 45,000 shares of the Company's common stock at $10.64 per share vesting equally on December 31, 2004, 2005 and 2006; and (v) contingent payments to Mr. Fitzsimmons representing 25% of Masterpiece Home's pre-tax profits for the calendar years ended December 31, 2004, 2005 and 2006. To fund the acquisition, the Company borrowed $2,000,000, at an annual rate of LIBOR plus 4%, from Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, under the Company's existing unsecured line of credit agreement and used funds from operations to fund the remaining payments due. As of December 31, 2003 the unsecured line of credit with Mr. Orleans has been completely repaid.

         Net cash used in operating activities for the six months ended December 31, 2003 was $43,227,000, compared to net cash used by operating activities for the prior fiscal year period of $7,493,000. The increase in net cash used in operating activities was primarily attributable to the acquisition of approximately 818 building lots for future development with an aggregate purchase price of approximately $42,981,000 during the six months ended December 31, 2003. The remaining increase in net cash used in operating activities was attributable to increases in receivables, deferred charges and other assets as well as a decrease in accounts payable and other liabilities, partially offset by an increase in customer deposits and net income when compared with the prior fiscal year period. Net cash used in investing activities for the six months ended December 31, 2003 was $5,185,000, compared to $674,000 for the prior fiscal year period. This increase was primarily related to the acquisition of Masterpiece Homes on July 28, 2003. Net cash provided by financing activities for the six months ended December 31, 2003 was $53,227,000, compared to $7,743,000 for the prior fiscal year period. The increase in net cash provided by financing activities is primarily attributable to an increase in financing to support the increase in real estate held for development as noted above.

Lot Positions

         As of December 31, 2003 the Company owned or controlled approximately 11,045 building lots. Included in the aforementioned lots, the Company had contracted to purchase, or has under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $403,622,000 that are expected to yield approximately 8,024 building lots.

Undeveloped Land Acquisitions

         In recent years, the process of acquiring desirable undeveloped land has become extremely competitive particularly in the northern region, mostly due to the lack of available parcels suitable for development. In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land by forfeiture of its deposit under the agreement. For the six months ended December 31, 2003 the Company forfeited approximately $75,000 in land deposits related to the cancellation of contracts to purchase undeveloped land. Included in the balance sheet caption Receivables, deferred charges and other assets at December 31, 2003 the Company had $29,179,000 invested in 43 parcels of undeveloped land, of which $13,140,000 is deposits, a portion of which is non-refundable. The acquisition of these parcels is expected to yield approximately 5,632 building lots. The Company attempts to mitigate the risks involved in acquiring undeveloped land by structuring its undeveloped land acquisitions so that the deposits required under the agreements coincide with certain benchmarks in the governmental approval process, thereby limiting the amount at risk. This process allows the Company to periodically review the approval process and make a decision on the viability of developing the acquired parcel based upon expected profitability. In some circumstances the Company may be required to make deposits solely due to the passage of time. This structure still provides the Company an opportunity to periodically review the viability of developing the parcel of land. In addition, the Company primarily structures its agreements to purchase undeveloped land contingent upon obtaining all governmental approvals necessary for construction. Under most agreements, the Company secures the responsibility for obtaining the required governmental approvals as the Company believes that it has significant expertise in this area. It's the Company's intent to complete the acquisition of undeveloped land after all governmental approvals are in place. In certain circumstances however, when all extensions have been exhausted, the Company must make a decision on whether to proceed with the purchase even though all governmental approvals have not yet been received. In these circumstances, the Company performs reasonable due diligence to ascertain the likelihood that the necessary governmental approvals will be granted. At December 31, 2003, the Company had preliminary approval for all of the parcels included in the balance sheet caption Land held for development or sale and improvements.

         In December 2003, the Company signed an agreement to purchase approximately 300 acres of undeveloped land expected to yield approximately 400 building lots for a purchase price of approximately $60,000,000.

         In January 2004, the Company signed an agreement to purchase undeveloped land expected to yield approximately 422 building lots for a purchase price of approximately $25,500,000. The Company has deposited in escrow $250,000 which is refundable through the end of the 60 day due diligence period. At the end of the due diligence period, if the Company determines to proceed, it must deposit an additional $2,750,000 and this deposit along with the initial $250,000 deposit shall be released to the seller and be substantially non-refundable at that time.

Improved Lot Acquisitions

         The process of acquiring improved building lots from developers is extremely competitive. The Company competes with many national homebuilders to acquire improved building lots, some of which have greater financial resources than the Company. The acquisition of improved lots is usually less risky than the acquisition of undeveloped land as the contingencies and risks involved in the land development process are borne by the developer. In addition, governmental approvals are generally in place when the improved building lots are acquired.

         At December 31, 2003, the Company had contracted to purchase or had under option approximately 2,392 improved building lots for an aggregate purchase price of approximately $142,102,000, including $5,651,000 of deposits.

         The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance the acquisitions described above. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

Other

         On January 14, 2004, the Company filed a Form S-2 Registration Statement under the Securities Act of 1993 for an offering of 2,000,000 shares of the Company's common stock, plus an additional 300,000 shares issuable upon underwriters' exercise of an over-allotment option granted to the underwriters. The Company intends to repay debt, primarily mortgage facilities secured by real estate held for development, with the net proceeds of this offering. These mortgage facilities will continue to be available to the Company after repayment. The Company's common stock is traded on the American Stock Exchange under the symbol "OHB". On January 13, 2004, the last reported sale price of the Company's stock was $24.25 per share. The effective date of this registration statement is unknown as of this time and there can be no assurances that the Company will complete this offering.

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


         In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). A Variable Interest Entity (VIE) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. Fin 46 is effective immediately for VIE's created after January 31, 2003. For VIE's created before January 31, 2003, FIN 46 must be applied at the end of the first interim or annual period ending after March 15, 2004. FIN 46 may apply to certain of our contracts to acquire land that we entered into prior to January 31, 2003. We are in the process of evaluating the applicability of FIN 46 to these contracts.

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

                           PART II. OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

           On December 5, 2003, the Company held its Annual Meeting of Stockholders pursuant to a notice dated October 22, 2003. Definitive proxy materials were filed with the Securities and Exchange Commission prior to the meeting. A total of 11,717,791 shares were voted at the meeting constituting 92.0% of the 12,742,565 shares entitled to vote.

           At the Annual Meeting, the ten nominees (Benjamin D. Goldman, Jerome
S. Goodman, Robert N. Goodman, Andrew N. Heine, David Kaplan, Lewis Katz, Jeffrey P. Orleans, Robert M. Segal, John W. Temple and Michael T.Vesey) for election to the Company's Board of Directors were all elected. The results of the vote were as follows:
                                                              Shares for Which
                                  Share Voted For             Vote was Withheld
                                  ---------------             -----------------
         Benjamin D. Goldman        11,408,613                     309,178
         Jerome S. Goodman          11,665,261                      52,530
         Robert N. Goodman          11,665,261                      52,530
         Andrew N. Heine            11,642,070                      75,721
         David Kaplan               11,409,773                     308,018
         Lewis Katz                 11,408,383                     309,408
         Jeffrey P. Orleans         11,409,778                     308,013
         Robert M. Segal            11,408,383                     309,408
         John W. Temple             11,665,261                      52,530
         Michael T. Vesey           11,421,113                     296,678

         In addition, approval of the Company's Amended and Restated Incentive Compensation Plan was voted upon as follows: shares voted for - 10,641,046; shares voted against - 37,621; abstentions - 2,962; and broker non-votes - 1,036,162.

         Approval of the Company's Stock Award Plan was also voted upon as follows: shares voted for - 10,625,896; shares voted against - 51,971; abstentions - 3,762; and broker non-votes - 1,036,162.

Item 6.           Exhibits and Reports on Form 8-K.
------            --------------------------------
(a) Exhibits.

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

                  31.3     Certification of Joseph A. Santangelo pursuant to
                           Section 302 Sarbanes-Oxley Act of 2002.

                  32.1     Certification of Jeffrey P. Orleans pursuant to
                           Section 906 Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Michael T. Vesey pursuant to Section 906 Sarbanes-Oxley Act of 2002.

                  32.3     Certification of Joseph A. Santangelo pursuant to
                           Section 906 Sarbanes-Oxley Act of 2002.

                  99.1 Press Release Announcing Results of Operations for the Three and Six Months Ending December 31, 2003.

All Exhibits filed herewith electronically.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ORLEANS HOMEBUILDERS, INC.
                                     (Registrant)


February 13, 2004                    Michael T. Vesey
                                     --------------------------------------
                                     Michael T. Vesey
                                     President and Chief Operating Officer


February 13, 2004                    Joseph A. Santangelo
                                     --------------------------------------
                                     Joseph A. Santangelo
                                     Treasurer, Secretary and Chief
                                       Financial Officer

                                  EXHIBIT INDEX

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

         31.3 Certification of Joseph A. Santangelo pursuant to Section 302 Sarbanes-Oxley Act of 2002.

         32.1 Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes-Oxley Act of 2002.

         32.2 Certification of Michael T. Vesey pursuant to Section 906 Sarbanes-Oxley Act of 2002.

         32.3 Certification of Joseph A. Santangelo pursuant to Section 906 Sarbanes-Oxley Act of 2002.

         99.1 Press Release Announcing Results of Operations for the Three and Six Months Ending December 31, 2003.

All Exhibits filed herewith electronically.