Form 10-Q/A
period 2003-12-31
ORLEANS HOMEBUILDERS INC
filed 2004-03-01
CIK 38570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD TO .

Commission File No. 1-6830

ORLEANS HOMEBUILDERS, INC.

(Exact name of registrant as specified in its charter)

Delaware

59-0874323

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

One Greenwood Square, Suite 101 3333 Street Road Bensalem, PA 19020
(Address of principal executive offices)

Telephone: (215) 245-7500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares of common stock, par value $0.10 per share, outstanding as of

February 2, 2004: 15,413,731

(excluding 617,732 shares held in Treasury).

EXPLANATORY NOTE

Orleans Homebuilders, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2003, which was originally filed with the Securities and Exchange Commission on February 17, 2004 (the “Quarterly Report”), to amend:  (i) Item 1 “Financial Statements” to add the line item “Land deposits and costs of future developments” to the Consolidated Balance Sheets; (ii) Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to add to the “Liquidity and Capital Resources” section additional disclosure about credit facilities and land acquisitions; (iii) Item 3 “Quantitative and Qualitative Disclosures About Market Risk” to add additional disclosure relating to commodities price risk; and (iv) Item 6 “Exhibits and Reports on Form 8-K” to add as exhibits material loan agreements.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the OHB principal executive officer, principal operating officer and principal financial officer are being filed with this Form 10-Q/A.

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6.

Exhibits and Reports on Form 8-K

27

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	December 31, 2003	June 30, 2003
Assets
Cash and cash equivalents	$13,698	$8,883
Restricted cash-customer deposits	16,032	15,065
Real estate held for development and sale:
Residential properties completed or under construction	150,021	109,895
Land held for development or sale and improvements	116,776	100,791
Inventory not owned-Variable Interest Entities	19,888	18,443
Property and equipment, at cost, less accumulated depreciation	1,390	1,257
Deferred taxes	233	233
Goodwill	6,848	4,180
Receivables, deferred charges and other assets	7,221	11,984
Land deposits and costs of future developments	34,109	19,978

Total Assets	$366,216	$290,709

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$20,986	$29,306
Accrued expenses	25,625	27,445
Customer deposits	21,325	16,539
Obligations related to inventory not owned	19,167	17,643
Mortgage and other note obligations primarily secured by real estate held for development and sale	169,302	106,707
Notes payable-related parties	2,879	2,500
Other notes payable	116	31

Total Liabilities	259,400	200,171

Commitments and contingencies (See Note J)
Redeemable common stock	1,147	999

Shareholders’ Equity:
Preferred stock, $1 par, 500,000 shares authorized:
Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value converted on December 29, 2003, issued and outstanding 100,000 shares ($3,000,000 liquidation preference) at June 30, 2003	—	3,000
Common stock, $.10 par, 20,000,000 shares authorized, 16,031,463 and 13,364,797 shares issued at December 31, 2003 and June 30, 2003, respectively	1,603	1,337
Capital in excess of par value—common stock	22,481	18,659
Retained earnings	82,468	67,589
Treasury stock, at cost (617,732 and 727,232 shares held at December 31, 2003 and June 30, 2003, respectively)	(883)	(1,046)

Total Shareholders’ Equity	105,669	89,539

Total Liabilities and Shareholders’ Equity	$366,216	$290,709

See accompanying notes which are an integral part of the consolidated financial statements

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
AND CHANGES IN RETAINED EARNINGS
(unaudited)
(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Earned revenues
Residential properties	$121,481	$86,198	$219,864	$172,228
Land sales	—	—	457	—
Other income	1,234	1,252	2,829	2,340

Total earned revenues	122,715	87,450	223,150	174,568

Costs and expenses
Residential properties	95,170	67,207	169,979	133,258
Land sales	—	—	490	—
Other	1,001	827	2,224	1,823
Selling, general and administrative	14,110	10,277	25,558	20,069
Interest
Incurred	2,488	1,571	4,302	3,039
Less capitalized	(2,350)	(1,552)	(4,092)	(2,956)

Total costs and expenses	110,419	78,330	198,461	155,233

Income from operations before income taxes	12,296	9,120	24,689	19,335
Income tax expense	4,831	3,467	9,706	7,348
Net income	7,465	5,653	14,983	11,987

Preferred dividends	51	52	104	105

Net income available for common shareholders	7,414	5,601	14,879	11,882
Retained earnings, at beginning of period	75,054	46,783	67,589	40,502

Retained earnings, at end of period	$82,468	$52,384	$82,468	$52,384

Basic earnings per share	$0.57	$0.46	$1.16	$0.98

Diluted earnings per share	$0.45	$0.34	$0.90	$0.72

See accompanying notes which are an integral part of the consolidated financial statements

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited)
(in thousands except share data)

	Preferred Stock		Common Stock		Capital in		Treasury Stock
	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Amount	Excess of Par Value– Common Stock	Retained Earnings	Share Held	Amount	Total
Balance at June 30, 2003	100,000	$3,000	13,364,797	$1,337	$18,659	$67,589	727,232	$(1,046)	$89,539
Redeemable common stock sold					171				171
Preferred stock converted to common stock	(100,000)	(3,000)	2,000,000	200	2,800				—
Shares issued upon conversion of a portion of Convertible Subordinated 7% Note			666,666	66	934				1,000
Fair market value of stock options issued					67				67
Stock options exercised							(4,500)	13	13
Shares issued in connection with the acquisition of PLC					(107)		(75,000)	107	—
Treasury stock sold redeemable at $8 per share					(43)		(30,000)	43	—
Net income						14,983			14,983
Preferred dividends						(104)			(104)

Balance at December 31, 2003	—	$—	16,031,463	$1,603	$22,481	$82,468	617,732	$(883)	$105,669

See accompanying notes which are an integral part of the consolidated financial statements

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended December 31,
	2003	2002
Cash flows from operating activities:
Net income	$14,983	$11,987
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	292	319
Stock based compensation expense	67	11
Changes in operating assets and liabilities:
Restricted cash-customer deposits	(967)	(2,660)
Real estate held for development and sale	(39,356)	(7,237)
Receivables, deferred charges and other assets	5,252	277
Land deposits and costs of future developments	(14,131)	(8,804)
Accounts payable and other liabilities	(11,233)	(4,410)
Customer deposits	1,866	3,024

Net cash used in operating activities	(43,227)	(7,493)

Cash flows from investing activities:
Purchases of property and equipment	(212)	(518)
Acquisitions, net of cash acquired	(4,973)	(156)

Net cash used in investing activities	(5,185)	(674)

Cash flows from financing activities:
Borrowings from loans secured by real estate assets	187,758	131,131
Repayment of loans secured by real estate assets	(136,068)	(121,899)
Borrowings from other note obligations	1,654	31
Repayment of other note obligations	(266)	(1,415)
Sale of treasury stock	240	—
Stock options exercised	13	—
Preferred stock dividend	(104)	(105)

Net cash provided by financing activities	53,227	7,743

Net increase (decrease) in cash and cash equivalents	4,815	(424)
Cash and cash equivalents at beginning of year	8,883	7,257

Cash and cash equivalents at end of period	$13,698	$6,833

Supplemental disclosure of cash flow activities:
Interest paid, net of amounts capitalized	$210	$83

Income taxes paid	$12,461	$9,082

See accompanying notes which are an integral part of the consolidated financial statements

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) Summary of Significant Accounting Policies:

        The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference is made to Form 10-K as of and for the year ended June 30, 2003 for Orleans Homebuilders, Inc. and subsidiaries (the “Company”) for additional disclosures, including a summary of the Company’s accounting policies.

        On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes, Inc. (“Masterpiece Homes”). Unless otherwise indicated, the term the “Company” includes the accounts of Masterpiece Homes. Masterpiece is engaged in residential real estate development in central Florida. The Consolidated Statements of Operations and Changes in Retained Earnings and the Consolidated Statements of Cash Flows include the accounts of Masterpiece from July 28, 2003 through December 31, 2003. The Consolidated Balance Sheets include the accounts of Masterpiece as of December 31, 2003. All material intercompany transactions and accounts have been eliminated.

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

        Recent accounting pronouncements:

        In June, 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”), which establishes standards for reporting business combinations entered into after June 30, 2001 and supercedes APB Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”. Among other things, SFAS No. 141 requires that all business combinations be accounted for as purchase transactions and provides specific guidance on the definition of intangible assets which require separate treatment. The statement is applicable for all business combinations entered into after June 30, 2001 and also requires that companies apply its provisions relating to intangibles from pre-existing business combinations.

        In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS No. 141. SFAS No. 142 supercedes APB Opinion No.17, “Intangible Assets” and related interpretations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the provision of SFAS No. 142 at the beginning of its new fiscal year. Accordingly, the Company elected to early adopt SFAS No. 142 effective with the beginning of its new fiscal year on July 1, 2001. The Company did not recognize any charge to earnings for the cumulative effect upon adoption because, at the time, all such intangibles related to the Company’s acquisition of PLC for which no impairment was required under SFAS No. 142. Upon adoption, such intangibles, which were being amortized over ten years prior to adoption, are no longer amortized but continue to be subject to periodic review for impairment.

        In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes SFAS

(A) Summary of Significant Accounting Policies: (Continued)

No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company adopted SFAS No. 144 effective July 1, 2002 and adoption did not have a material impact on its consolidated results of operations and financial position.

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), and the amendments to SFAS No. 4, SFAS No. 64, “Extinguishments of Debt made to Satisfy Sinking-Fund Requirements” (“SFAS No. 64”). Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). However, due to the nature of the Company’s operations it is not expected that such treatment will be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB No. 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted the provisions of this statement on July 1, 2002 and adoption did not have a material impact on the Company’s results of operations or financial position.

        In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. SFAS No. 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The Company does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS No. 146.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 effective July 1, 2002. The adoption of SFAS No. 148 did not have a material impact on the financial position or results of operations of the Company.

        In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). A Variable Interest Entity (VIE) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities

(A) Summary of Significant Accounting Policies: (Continued)

without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 is effective immediately for VIE’s created after January 31, 2003. For VIE’s created before January 31, 2003, FIN 46 must be applied at the end of the first interim or annual period ending after March 15, 2004. FIN 46 may apply to certain of our contracts to acquire land that we entered into prior to January 31, 2003. We are in the process of evaluating the applicability of FIN 46 to these contracts.

        Based on the provisions of FIN 46, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant non-refundable deposit, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIE’s inventory will be reported as “Inventory Not Owned—Variable Interest Entitity”.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer’s equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company adopted the provisions of this statement, as required, on July 1, 2003, and adoption did not have a material impact on the financial position of the Company.

(B) Acquisitions:

        On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes and entered into an employment agreement with the president of Masterpiece Homes. Masterpiece Homes is an established homebuilder located in Orange City, Florida. The terms of the stock purchase agreement and employment agreement are as follows: (i) $3,900,000 in cash, at closing; and (ii) $2,130,000 payable January 1, 2005, unless prior to that date the president is terminated for cause or terminates his employment without good reason, as defined in the employment agreement; (iii) sale of 30,000 shares of the Company’s common stock at $8 per share with a put option at the same price, (iv) stock options to purchase 45,000 shares of the Company’s common stock at $10.64 per share vesting equally on December 31, 2004, 2005 and 2006; and (v) contingent payments representing 25% of the pre-tax profits of Masterpiece Homes for the calendar years ended December 31, 2004, 2005 and 2006. The Company also incurred approximately $297,000 in acquisition costs to complete this transaction. The aforementioned costs are considered part of the purchase price of Masterpiece Homes, except for the following items that are considered part of, and contingent upon, the employment agreement: (a) $710,000 of the $2,130,000 payable January 1, 2005; (b) stock options to purchase 45,000 shares of the Company’s common stock at $10.64 per share; and (c) contingent

(B) Acquisitions: (Continued)

payments representing 25% of the pre-tax profits of Masterpiece Homes for the calendar years ended December 31, 2004, 2005 and 2006.

        The Company accounted for these transactions in accordance with SFAS No. 141, “Business Combinations”, whereby approximately $5,700,000 was considered to be part of the purchase price of the business and the remainder part of employee compensation. That portion related to employee compensation will be charged to expense over the period to which it relates. With respect to the amounts allocated to the purchase, such amounts were allocated to the fair value of assets and liabilities acquired with the excess of approximately $2,668,000 allocated to goodwill.

        If the Masterpiece Homes acquisition occurred on July 1, 2002, unaudited pro forma information for the company would have been as follows:

	Three Months Ended		Six Months Ended
	December 31,
	2003	2002	2003	2002
	(in thousands, except per share amounts)
Earned revenues	$121,481	$92,983	$222,454	$185,736
Income from operations before income taxes	12,272	9,180	24,588	19,252
Net income	7,450	5,692	14,925	11,936
Earnings per share:
Basic	0.58	0.47	1.16	0.98
Diluted	0.45	0.34	0.90	0.72

(C) Mortgage and Other Note Obligations:

        On December 29, 2003 and in accordance with the terms of the Company’s Convertible Subordinated 7% Note issued to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, the second annual installment due of $1,000,000 was converted, at $1.50 per share, into 666,666 shares of the Company’s common stock. Interest on the remaining principal balance of $1,000,000 is payable quarterly and the final installment of principal is due on January 1, 2005.

(D) Redeemable Common Stock:

        In connection with the Company’s acquisition of PLC on October 13, 2000, the Company issued 300,000 shares of common stock of the Company to the former shareholders of PLC. The former shareholders of PLC have the right to cause the Company to repurchase the common stock approximately five years after the closing of the acquisition at a price of $3.33 per share. As of December 31, 2003, a former shareholder of PLC sold 51,502 shares of the Company’s Common Stock thereby reducing the number of shares of redeemable common stock in connection with the PLC acquisition to 248,498 shares.

        In connection with the Company’s acquisition of Masterpiece Homes on July 28, 2003 (see Note B), the Company sold 30,000 shares of common stock of the Company to the president of Masterpiece Homes at $8 per share. The president of Masterpiece Homes has the right to cause the Company to repurchase the common stock at $8 per share by giving notice to the Company no later

(D) Redeemable Common Stock: (Continued)

than the earlier of December 31, 2006 or 30 days after termination of his employment, as specified in his employment agreement.

(E) Preferred Stock:

        On December 29, 2003 and in accordance with the conversion features of the Company’s Series D Preferred Stock, liquidation value of $3,000,000, held by Mr. Orleans, the Series D Preferred Stock was converted, at $1.50 per share, into 2,000,000 shares of the Company’s common stock.

(F) Earnings Per Share:

        The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator used in the computation for the three and six months ended December 31, 2003 and 2002, respectively, are shown in the following table:

	Three Months Ended		Six Months Ended
	December 31,
	2003	2002	2003	2002
	(Unaudited) (in thousands)
Total common shares issued	13,452	12,698	13,408	12,698
Unconditional shares issuable	77	137	107	137
Less: Average treasury shares outstanding	632	737	669	737

Basic EPS shares	12,897	12,098	12,846	12,098
Effect of assumed shares issued under
treasury stock method for stock options	627	552	605	551
Effect of December 29, 2003 partial conversion of $3 million Convertible Subordinated 7% Note (1)	1,312	2,000	1,322	2,000
Effect of December 29, 2003 conversion of $3 million Series D Preferred Stock (2)	1,935	2,000	1,967	2,000

Diluted EPS shares	16,771	16,650	16,740	16,649

Net income available for common shareholders	$7,414	$5,601	$14,879	$11,882
Effect of December 29, 2003 conversion of $3 million Series D Preferred Stock (2)	51	52	104	105
Effect of December 29, 2003 partial conversion of $3 million Convertible Subordinated 7% Note (1)	22	33	43	65

Adjusted net income for diluted EPS	$7,487	$5,686	$15,026	$12,052

(1)	Refer to Note (C) for a discussion of the December 29, 2003 partial conversion of the $3 million Convertible Subordinated 7% Note.
(2)	Refer to Note (E) for a discussion of the December 29, 2003 conversion of the Series D Preferred Stock.

(G) Supplemental Cash Flow Disclosure:

        Non-cash assets acquired and liabilities assumed as a result of the Masterpiece acquisition were approximately $17,378,000 and $15,035,000, respectively.

(H) Residential Properties Completed or under Construction:

        Residential properties completed or under construction consist of the following:

	December 31, 2003	June 30, 2003
	(Unaudited) (in thousands)
Under contract for sale (backlog)	$92,416	$76,303
Unsold	57,605	33,592
Total residential properties completed or under construction	$150,021	$109,895

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

(J) Commitments and Contingencies:

        As of December 31, 2003, the Company owned or controlled approximately 11,045 building lots. As part of the aforementioned building lots, the Company had contracted to purchase, or has under option, undeveloped land and improved lots for an aggregate purchase price of approximately $403,622,000 which is expected to yield approximately 8,024 building lots. Included in these totals are lots subject to an agreement entered into in December 2003 to purchase approximately 300 acres of undeveloped land expected to yield approximately 400 building lots with a purchase price of approximately $60,000,000.

(K) Subsequent Events:

        On January 14, 2004, the Company filed a Form S-2 Registration Statement under the Securities Act of 1993 for an offering of 2,000,000 shares of the Company’s common stock, plus an additional 300,000 shares issuable upon underwriters’ exercise of an over-allotment option granted to the underwriters. The Company’s common stock is traded on the American Stock Exchange under the symbol “OHB”. On January 13, 2004, the last reported sale price of the Company’s stock was $24.25 per share. The effective date of this registration statement is unknown as of this time and there can be no assurances that the Company will complete this offering.

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

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Orleans Homebuilders, Inc. and its subsidiaries (collectively, the “Company”, “OHB” or “Orleans”) develop, build and market high-quality single-family homes, townhomes and condominiums to serve various homebuyer segments, including first-time, move-up, luxury, empty nester and active adult.  The Company believes this broad range of home designs and price points allows it to capitalize on favorable economic and demographic trends within its markets.  The Company is currently engaged in residential real estate development in the following nine markets: Southeastern Pennsylvania; Central New Jersey, Southern New Jersey; Charlotte; Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; and Orlando, Florida.  The Company’s Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina.  The Company has operated in its Pennsylvania and New Jersey markets for over 80 years and began operations in its North Carolina and Virginia markets in fiscal 2001 through the acquisition of Parker & Lancaster Corporation, a privately-held residential homebuilder.  On July 28, 2003, the Company began operations in Florida through the acquisition of Masterpiece Homes, Inc. (“Masterpiece Homes”), an established privately-held homebuilder located in Orange City, Florida.  The Results of Operations include the activity of Masterpiece Homes from July 28, 2003 through December 31, 2003.  Unless otherwise indicated, the term the “Company” includes the accounts of Masterpiece Homes.  References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ending June 30th of that year.  For example, the phrases “fiscal 2003” or “2003 fiscal year” refer to the fiscal year ended June 30, 2003.  When used in this report, “northern region” refers to the Company’s Pennsylvania and New Jersey markets, “southern region” refers to the Company’s North Carolina and Virginia markets.  The Company considers its Orlando, Florida market to be a separate market.

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

	Six Months Ended December 31,
	2003			2002
	(Dollars in thousands)
			Average			Average
	Amount	Homes	Price	Amount	Homes	Price
Northern Region
New Jersey and Pennsylvania:
Residential revenue earned	$117,537	317	$371	$118,376	390	$304
New orders	122,756	270	455	127,277	344	370
Backlog	195,153	415	470	159,525	421	379

Southern Region
North Carolina, South Carolina and Virginia:
Residential revenue earned	$75,756	245	$309	$53,852	190	$283
New orders	108,485	317	342	70,718	239	296
Backlog	128,562	362	355	72,306	229	316

Florida Region (1)
Residential revenue earned	$26,571	199	$134	$—	—	$—
New orders	29,518	203	145	—	—	—
Backlog	44,609	302	148	—	—	—

Combined Regions
Residential revenue earned	$219,864	761	$289	$172,228	580	$297
New orders	260,759	790	330	197,995	583	340
Backlog	368,324	1,079	341	231,831	650	357

(1)

Information on residential revenue earned and new orders is for the period beginning July 28, 2003, the date the Company entered this market through its acquisition of Masterpiece Homes, through December 31, 2003.

	Three Months Ended December 31,
	2003			2002
	(Dollars in thousands)
			Average			Average
	Amount	Homes	Price	Amount	Homes	Price
Northern Region
New Jersey and Pennsylvania:
Residential revenue earned	$64,517	177	$365	$56,307	185	$304
New orders	60,201	124	485	52,627	131	402
Backlog	195,153	415	470	159,525	421	379

Southern Region
North Carolina, South Carolina and Virginia:
Residential revenue earned	$41,340	134	$309	$29,891	99	$302
New orders	52,447	150	350	34,445	113	305
Backlog	128,562	362	355	72,306	229	316

Florida Region (1)
Residential revenue earned	$15,624	115	$136	$—	—	$—
New orders	17,069	115	148	—	—	—
Backlog	44,609	302	148	—	—	—

Combined Regions
Residential revenue earned	$121,481	426	$285	$86,198	284	$304
New orders	129,717	389	333	87,072	244	357
Backlog	368,324	1,079	341	231,831	650	357

(1)

Information on residential revenue earned and new orders is for the period beginning July 28, 2003, the date the Company entered this market through its acquisition of Masterpiece Homes, through December 31, 2003.

Three Months and Six Months Ended December 31, 2003 and 2002

Orders and Backlog

New orders for the six months ended December 31, 2003 increased $62,764,000 or 31.7%, to $260,759,000 on 790 homes, compared to $197,995,000 on 583 homes for the six months ended December 31, 2002.  The increase in new order dollars was attributable to an increase in southern region new orders of $37,767,000, or approximately 53.4% when compared to the six months ended December 31, 2002 and an increase in Florida region new orders of $29,518,000 due to the Company’s expansion into the Florida region through its acquisition of Masterpiece Homes.  This increase was partially offset by a decrease in northern region new orders of $4,521,000.  New orders decreased in the northern region due to delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by governments which the Company believes is due to the intensity of development in recent years.  The average price per home of new orders remains strong with increases in the northern region and southern region of approximately 23.0% and 15.5%, respectively, compared with the six months ended December 31, 2002.  Although the increase in the average price per home of new orders on a regional basis was due, in part, to the Company’s mix of product offerings, it was also due to overall sales price increases in the majority of communities open during the first six months of fiscal 2004 when compared with the same communities and products offered for sale in the first six months of fiscal 2003.  The Company believes sales price increases are due to the strong demand for new homes as a result of the growing population, fueled in part by immigration.  In addition, historically low interest rates have made housing more affordable for lower income households thereby increasing the overall demand for housing.  The aforementioned, coupled with the limited supply of entitled lots for residential housing in Pennsylvania and New Jersey due to increased governmental regulations has positively impacted home pricing trends.

Overall the number of new orders for the six months ended December 31, 2003 increased by 207 homes, or 35.5%, compared to 583 homes for the six months ended December 31, 2002.  In the northern region, the number of new orders for the six months ended December 31, 2003 decreased to 270 homes from 344 homes in the comparable prior year period due to delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by governments which the Company believes is due to the intensity of development in recent years.  In the southern region, the number of new orders for the six months ended December 31, 2003 increased to 317 homes from 239 homes in the six months ended December 31, 2002 as the Company continues to expand in this region.  In addition, the Company’s expansion into Florida through the acquisition of Masterpiece Homes accounted for an increase of 203 new home orders for the six months ended December 31, 2003.

New orders for the for the three months ended December 31, 2003 increased $42,645,000 or 49.0%, to $129,717,000 on 389 homes, compared to $87,072,000 on 244 homes for the three months ended December 31, 2002.  The increase in new orders was attributable to increases in the northern and southern region new orders of $7,574,000, or 14.4% and $18,002,000, or 52.3%, respectively when compared to the three months ended December 31, 2002.  In addition, the Company’s expansion into the Florida region through its acquisition of Masterpiece Homes contributed $17,069,000 to the increase in new orders.  The average price per home of new orders remains strong with increases in the northern region and southern region of 20.6% and 14.8%, respectively, compared to the comparable prior year period.  This increase in the average price per home of new orders on a regional basis is due to the Company’s mix of product offerings as well as sales price increases in the majority of communities open during the three months ended December 31, 2003 when compared with the same communities and products offered for sale in the comparable prior year period.

Overall the number of new home orders for the three months ended December 31, 2003 increased by 145 homes to 389 homes, or 59.4%, compared to 244 homes for the three months ended December 31, 2002.  In the northern region, the number of new home orders for the three months ended December 31, 2003 decreased to 124 homes from 131 homes for the three months ended December 31, 2002 due to delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by governments which the Company believes was due to the intensity of development in recent years.  In the southern region, the number of new home orders for the three months ended December 31, 2003 increased to 150 homes from 113 homes for the three months ended December 31, 2002 as the Company continues to expand in this region.  In addition, the Company’s expansion into Florida through the acquisition of Masterpiece Homes accounted for an increase of 115 new home orders for the three months ended December 31, 2003.

The backlog at December 31, 2003 increased $136,493,000, or 58.9%, to $368,324,000 on 1,079 homes compared to the backlog at December 31, 2002 of $231,831,000 on 650 homes.  The increase in backlog was attributable to an increase in new orders, the Company’s obtaining additional backlog of $41,662,000 and 298 homes through its acquisition of Masterpiece Homes on July 28, 2003 and favorable economic conditions for the homebuilding industry in the regions where the Company operates.  These favorable economic conditions have resulted in positive home pricing trends and consistent customer demand.

Total Earned Revenues

Total earned revenues for the six months ended December 31, 2003 increased $48,582,000 to $223,150,000 or 27.8%, compared to $174,568,000 for the six months ended December 31, 2002.  Total earned revenues principally consist of residential revenue, but also include revenues from land sales, interest income, property management fees and mortgage processing income.  Revenues from the sale of homes included 761 homes totaling $219,864,000 during the six months ended December 31, 2003, as compared to 580 homes totaling $172,228,000 during the six months ended December 31, 2002.  The increase in residential revenue was attributable to an increase in southern region residential revenue of $21,904,000, or 40.7% when compared to the six months ended December 31, 2002 and an increase in Florida region residential revenue of $26,571,000 due to the Company’s expansion into the Florida region through its acquisition of Masterpiece Homes.  The average price per home delivered remains strong with increases in the northern region and southern region of 22.0% and 9.2%, respectively, compared with the six months ended December 31, 2002.

Overall, the number of homes delivered for the six months ended December 31, 2003 increased by 181 homes, or 31.2%, to 761 homes compared to 580 homes in the six months ended December 31, 2002.  In the northern region, the number of homes delivered in the six months ended December 31, 2003 decreased to 317 homes from 390 homes in the six months ended December 31, 2002.  The decrease in the northern region was due to weather related construction delays for new orders received during the three months ended June 30, 2003.  Construction delays were the result of an unusually rainy Spring and Summer season with reported precipitation amounts that were significantly above normal.  In addition, the number of homes delivered also decreased due to delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by governments.  In the southern region, the number of homes delivered in the six months ended December 31, 2003 increased to 245 homes from 190 homes in the six months ended December 31, 2002 as the Company continues to expand in this region.  Further, the Company’s expansion into Florida through the acquisition of Masterpiece Homes accounted for an increase of 199 homes delivered in the six months ended December 31, 2003.

Total earned revenues for the three months ended December 31, 2003 increased $35,265,000, to $122,715,000 or 40.3% compared to $87,450,000 for the three months ended December 31, 2002.  Revenues from the sale of residential homes included 426 homes totaling $121,481,000 during the three months ended December 31, 2003, as compared to 284 homes totaling $86,198,000 during the three months ended December 31, 2002.  The increase in residential revenue was attributable to increases in the northern and southern region residential revenue of $8,210,000, or 14.6% and $11,449,000, or 38.3%, respectively when compared to the three months ended December 31, 2002.  In addition, the Company’s expansion into the Florida region through its acquisition of Masterpiece Homes contributed $15,624,000 to the increase in residential revenue.  The average selling price per home delivered in three month ended December 31, 2003 increased in the northern region and southern region by approximately 20.1% and 2.3%, respectively, compared with the three months ended December 31, 2002.

The number of homes delivered in the three months ended December 31, 2003 increased by 142 homes, or 50.0%, to 426 homes compared to 284 homes in the three months ended December 31, 2002.  The overall increase was attributable to an increase in the number homes delivered in the southern region to 134 homes compared to 99 homes in the three months ended December 31, 2002 as well as the delivery of 115 homes in the Florida region due to the Company’s expansion into the Florida region through its acquisition of Masterpiece Homes.  This increase was partially offset by a decrease in the number of homes delivered in the northern region to 177 homes from 185 homes in the three months ended December 31, 2002.  The decrease in the number of homes delivered in the northern region was attributable to weather related construction delays and delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by governments as noted above.

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

For the six months ended December 31, 2003, selling, general and administrative expenses increased $5,489,000 to $25,558,000, or 27.4%, when compared with the six months ended December 31, 2002.  The increase in selling, general and administrative expenses was due to an increase in Florida region expenses of $2,683,000 due to increased sales volume resulting from the Company’s expansion into Florida through its acquisition of Masterpiece Homes on July 28, 2003, and an increase in sales commissions and selling costs in the southern region of approximately $2,007,000 as a result of the Company’s continued expansion in this region.  The remaining increase in selling, general and administrative expenses was primarily attributable to increases in general and administrative payroll and incentive compensation in the northern and southern regions.

The selling, general and administrative expenses as a percentage of residential revenue for the six months ended December 31, 2003 of 11.6% is relatively consistent with the selling, general and administrative expenses as a percentage of residential revenue for the six months ended December 31, 2002 of 11.7%.

Costs and expenses for the three months ended December 31, 2003 increased $32,089,000 to $110,419,000, or 41.0%, compared with the three months ended December 31, 2002.  The cost of residential properties for the three months ended December 31, 2003 increased $27,963,000 to $95,170,000, or 41.6%, when compared with the three months ended December 31, 2002.  The increase in cost of residential properties was primarily attributable to increased residential revenue in the northern and southern regions as noted above as well as the increase in residential revenue resulting from the Company’s expansion into Florida through its acquisition of Masterpiece Homes.  The consolidated gross profit margin for the three months ended December 31, 2003 decreased 0.3% to 21.7% compared to 22.0% for the three months ended December 31, 2002.  The consolidated gross profit margin excluding the Florida region was 22.5% for the three months ended December 31, 2003.  The increase in gross profit margins, excluding the Florida region, is primarily a result of the average selling price per home increasing at a greater rate than the average cost per home.  Increased costs of land, insurance and certain building materials, primarily lumber, have been outpaced by an increase in the average selling price per home and a decrease in the cost of borrowing thereby positively impacting gross profit margin.  The Company sells a variety of home types in various communities and regions, each yielding a different gross profit margin.  As a result, depending on the mix of both communities and of home types delivered, the consolidated gross profit margin may fluctuate up or down on a quarterly basis and quarterly profit margins may not be representative of the consolidated gross profit margin for the year.  Interest included in the costs and expenses of residential properties and land sold for the three months ended December 31, 2003 and December 31, 2002 were $1,763,000 and $2,051,000, respectively.

For the three months ended December 31, 2003, selling, general and administrative expenses increased $3,833,000 to $14,110,000, or 37.3%, when compared with the three months ended December 31, 2002.  The increase in selling, general and administrative expenses was due to an increase in Florida region expenses of $1,797,000 due to increased sales volume resulting from the Company’s expansion into Florida through its acquisition of Masterpiece Homes on July 28, 2003, and an increase in sales commissions and selling costs in the southern region of approximately $1,022,000 as a result of the Company’s continued expansion in this region.  The remaining increase in selling, general and administrative expenses was primarily attributable to increases in general and administrative payroll and incentive compensation in the northern and southern regions.

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

Income Tax Expense

As a result of changes in state tax laws in the states in which the Company operates and the Company’s expansion into Florida, the Company adjusted its effective tax rate to 39.3% of income from operations before income taxes for fiscal year 2004.  This change resulted in an increase in income tax expense of $324,000 for the six months ended December 31, 2003 when compared with the effective tax rate of 38.0% for the six months ended December 31, 2002.

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

The Company’s expansion into Florida through its acquisition of Masterpiece Homes on July 28, 2003 also contributed to the increase in net income.

Costs resulting from the acquisition of Masterpiece reduced the consolidated net income for the three and six month periods ended December 31, 2003 by $205,000 and $430,000 respectively.

Liquidity and Capital Resources

The Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales.  These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities.  The Company’s sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured.

At December 31, 2003, the Company had approximately $163,746,000 available under existing secured revolving and construction loans for planned development expenditures.  In addition, the Company had $4,000,000 available under an existing unsecured line of credit and working capital arrangement with Jeffrey P. Orleans, Chairman, Chief Executive Officer and majority shareholder of the Company.  A majority of the Company’s debt is variable rate, based on LIBOR or the prime rate, and therefore, the Company is exposed to market risk in the area of interest rate changes.  At December 31, 2003, the LIBOR and prime rates of interest were 1.13% and 4.0%, respectively.

Generally, the Company finances its development and construction activities on a community-by-community basis so that, for each community the Company builds, it has a separate credit facility.  Accordingly, the Company has numerous credit facilities.  While the loan agreements relating to these facilities contain certain covenants, they generally contain few, if any, material financial covenants.  Typically, the Company’s loan agreements contain covenants requiring it to:

•	obtain agreements of sale for a specified number of homes within a specified time period, with the number of homes and time period varying by community;

•	not distribute dividends greater than 5% of each year’s net income;

•	not permit a change in control of the Company or of any subsidiary that is a party to the applicable loan agreement;

•	complete any construction which is the subject of the loan agreement without significant delay and in accordance with the previously submitted constructions plans;

•

notify the lender, in writing, immediately if the Company receives a claim of lien with respect to any services, labor or material furnished in connection with applicable construction, and to remove any such lien within 10 days after the date the lien was filed;

•	maintain certain minimum levels of insurance;

•	when requested by lender, provide inventory status reports and financial statements and other inventory and financial information reasonably requested by lender;

•

furnish the lender with copies of all notices received by the Company claiming any breach or potential breach of any contracts related to the construction, claiming or asserting a right to a lien for work performed or materials provided in connection with construction, or from any governmental authority asserting that the land or construction which is the subject of the loan agreements may or does violate any law or regulations;

•	not enter into leases affecting the land or the construction which is the subject of the applicable loan documents without the prior written consent of the lender;

•	not obtain subordinate financing on the land, construction or other property granted as security under applicable loan documents with the prior approval of the lender; and

•	not sell or otherwise dispose of any of the land or the construction which is the subject of the applicable loan documents.

On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes and entered into an employment agreement with the president of Masterpiece Homes, Robert Fitzsimmons.  Masterpiece Homes is an established homebuilder located in Orange City, Florida.  The terms of the stock purchase agreement and employment agreement are as follows: (i) $3,900,000 in cash to the selling shareholders at closing; and (ii) $2,130,000 to the selling shareholders payable January 1, 2005, unless prior to that date Mr. Fitzsimmons is terminated for cause or terminates his employment without good reason, as defined in the employment agreement; (iii) sale of 30,000 shares of the Company’s common stock at $8 per share with an option for Mr. Fitzsimmons to require the Company to repurchase the shares at the same price; (iv) an option in favor of Mr. Fitzsimmons to purchase 45,000 shares of the Company’s common stock at $10.64 per share vesting equally on December 31, 2004, 2005 and 2006; and (v) contingent payments to Mr. Fitzsimmons representing 25% of Masterpiece Home’s pre-tax profits for the calendar years ended December 31, 2004, 2005 and 2006.  To fund the acquisition, the Company borrowed $2,000,000, at an annual rate of LIBOR plus 4%, from Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, under the Company’s existing unsecured line of credit agreement and used funds from operations to fund the remaining payments due.  As of December 31, 2003 the unsecured line of credit with Mr. Orleans has been completely repaid.

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

Undeveloped Land Acquisitions

In recent years, the process of acquiring desirable undeveloped land has become extremely competitive particularly in the northern region, mostly due to the lack of available parcels suitable for development.  In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction.  For the six months ended December 31, 2003 the Company forfeited approximately $75,000 in land deposits related to the cancellation of contracts to purchase undeveloped land.  Included in the balance sheet captions Inventory not owned — Variable Interest Entities and Land deposits and costs of future developments, at December 31, 2003 the Company had $29,179,000 invested in 43 parcels of undeveloped land, of which $13,140,000 is deposits, a portion of which is non-refundable.  The acquisition of these parcels is expected to yield approximately 5,632 building lots.  The Company attempts to mitigate the risks involved in acquiring undeveloped land by structuring its undeveloped land acquisitions so that the deposits required under the agreements coincide with certain benchmarks in the governmental approval process, thereby limiting the amount at risk.  This process allows the Company to periodically review the approval process and make a decision on the viability of developing the acquired parcel based upon expected profitability.  In some circumstances the Company may be required to make deposits solely due to the passage of time.  This structure still provides the Company an opportunity to periodically review the viability of developing the parcel of land.  In addition, the Company primarily structures its agreements to purchase undeveloped land contingent upon obtaining all governmental approvals necessary for construction.  Undermost agreements, the Company secures the responsibility for obtaining the required governmental approvals as the Company believes that it has significant expertise in this area.  It’s the Company’s intent to complete the acquisition of undeveloped land after all governmental approvals are in place.  In certain circumstances however, when all extensions have been exhausted, the Company must make a decision on whether to proceed with the purchase even though all governmental approvals have not yet been received.  In these circumstances, the Company performs reasonable due diligence to ascertain the likelihood that the necessary governmental approvals will be granted.  At December 31, 2003, the Company had preliminary approval for all of the parcels included in the balance sheet caption Land held for development or sale and improvements.

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

Other

On January 14, 2004, the Company filed a Form S-2 Registration Statement under the Securities Act of 1993 for an offering of 2,000,000 shares of the Company’s common stock, plus an additional 300,000 shares issuable upon underwriters’ exercise of an over-allotment option granted to the underwriters.  On February 17, 2003, the Company filed Amendment No. 1 to the Registration Statement.  The Company intends to repay debt, primarily mortgage facilities secured by real estate held for development, with the net proceeds of this offering.  These mortgage facilities will continue to be available to the Company after repayment.  The Company’s common stock is traded on the American Stock Exchange under the symbol “OHB”.

On February 17, 2004, the last reported sale price of the Company’s stock was $22.52 per share.  The effective date of this registration statement is unknown as of this time and there can be no assurances that the Company will complete this offering.

Recent Accounting Pronouncements

In June, 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”), which establishes standards for reporting business combinations entered into after June 30, 2001 and supercedes APB Opinion No. 16, “Business Combinations” and SFAS No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”.  Among other things, SFAS No. 141 requires that all business combinations be accounted for as purchase transactions and provides specific guidance on the definition of intangible assets which require separate treatment.  The statement is applicable for all business combinations entered into after June 30, 2001 and also requires that companies apply its provisions relating to intangibles from pre-existing business combinations.

In June 2001, the FASB also issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS No. 141. SFAS No. 142 supercedes APB Opinion No.17, “Intangible Assets” and related interpretations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, companies with fiscal years beginning after March 15, 2001 may elect to adopt the provision of SFAS No. 142 at the beginning of its new fiscal year.  Accordingly, the Company elected to early adopt SFAS No. 142 effective with the beginning of its new fiscal year on July 1, 2001.  The Company did not recognize any charge to earnings for the cumulative effect upon adoption because, at the time, all such intangibles related to the Company’s acquisition of PLC for which no impairment was required under SFAS No. 142.  Upon adoption, such intangibles, which were being amortized over ten years prior to adoption, are no longer amortized but continue to be subject to periodic review for impairment.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”.  The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively.  The Company adopted SFAS No. 144 effective July 1, 2002 and adoption did not have a material impact on its consolidated results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”).  SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), and the amendments to SFAS No. 4, SFAS No. 64, “Extinguishments of Debt made to Satisfy Sinking-Fund Requirements” (“SFAS No. 64”).  Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect.  An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”).  However, due to the nature of the Company’s operations it is not expected that such treatment will be available to the Company.  Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB No. 30 for classification as an extraordinary item will be reclassified to income from continuing operations.  The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002.  The Company adopted the provisions of this statement on July 1, 2002 and adoption did not have a material impact on the Company’s results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged.  SFAS No. 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”.  The Company does not anticipate a material impact on the results of operations or financial position from the adoption of SFAS No. 146.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”) which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123.  The transition provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements are effective for interim periods beginning after December 15, 2002.  The Company adopted SFAS No. 148 effective July 1, 2002.  The adoption of SFAS No. 148 did not have a material impact on the financial position or results of operations of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”).  A Variable Interest Entity (VIE) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur.  If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. Fin 46 is effective immediately for VIE’s created after January 31, 2003.  For VIE’s created before January 31, 2003, FIN 46 must be applied at the end of the first interim or annual period ending after March 15, 2004.  FIN 46 may apply to certain of our contracts to acquire land that we entered into prior to January 31, 2003.  We are in the process of evaluating the applicability of FIN 46 to these contracts.

Based on the provisions of FIN 46, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant non-refundable deposit, a VIE is created under condition (ii) (b) of the previous paragraph.  The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur.  For each VIE created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46.  If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet.  The fair value of the VIE’s inventory will be reported as “Inventory Not Owned - Variable Interest Entities”.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity” (“SFAS No. 150”).  This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer’s equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares.  The Company adopted the provisions of this statement, as required, on July 1, 2003, and adoption did not have a material impact on the financial position of the Company.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

In addition to historical information, this report contains statements relating to future events or our future results.  These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by statute.  Generally words such as “may”, “will”, “should”, “could”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, and “believe” or the negative of or other variation on these and other similar expressions identify forward-looking statements.  These forward-looking statements are made only as of the date of this report.  The Company does not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements are based on current expectations and involve risks and uncertainties and the Company’s future results could differ significantly from those expressed or implied by the Company’s forward-looking statements.

Many factors, including those listed below, could cause the Company’s actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

•	changes in consumer confidence due to perceived uncertainty of future employment opportunities and other factors;

•	competition from national and local homebuilders in the Company’s market areas;

•	changes in price and availability of building material;

•	changes in mortgage interest rates charged to buyers of the Company’s homes;

•	changes in the availability and cost of financing for the Company’s operations, including land acquisitions;

•	revisions in federal, state and local tax laws which provide incentives for home ownership;

•	inability to successfully integrate acquired businesses;

•

delays in obtaining land development permits as a result of (i) federal, state and local environmental and other land development regulations, (ii) actions taken or failed to be taken by governmental agencies having authority to issue such permits, and (iii) opposition from third parties;

•	increased cost of suitable development land; and

•	possible liabilities relating to environmental laws or other applicable regulatory provisions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates.  The Company’s principal market risk exposure continues to be interest rate risk.  A majority of the Company’s debt is variable based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates.  Based on current operations, an increase / decrease in interest rates of 100 basis points will result in a corresponding increase / decrease in cost of sales and interest charges incurred by the Company of approximately $1,475,000 in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered.  The Company believes that reasonably possible near-term interest rate changes will not result in a material negative effect on future earnings, fair values or cash flows of the Company.  Generally, the Company has been able to recover any increased costs of borrowing through increased selling prices however, there is no assurance the Company will be able to continue to increase selling prices to cover the effects of any increase in near-term interest rates.

Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short term increases in construction costs.  Since the sales price of the Company's homes is fixed at the time a buyer enters into a contract to acquire a home and because the Company contracts to sell its homes before construction begins, any increase in costs in excess of those anticipated may result in lower gross margins for the homes in the Company's backlog.  The Company attempts to mitigate the market risks of price fluctuation of commodities by entering into fixed-price contracts with its subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle.

There have been no material adverse changes to the Company’s (1) exposure to risk and (2) management of these risks, since June 30, 2003.

Item 6.                                                         Exhibits and Reports on Form 8-K.

(a)                                                          Exhibits.

10.1**	$39,040,921 Mortgage Note dated November 7, 2003 by Orleans at Lambertville, LLC in favor of Wachovia Bank, National Association.

10.2**	Construction Loan Agreement dated November 7, 2003 by and between Wachovia Bank, National Association and Orleans at Lambertville, LLC.

10.3**	$17,500,000 Promissory Note (Revolving Line of Credit) dated March 9, 2000 by Parker & Lancaster Corporation in favor of Bank of America, N.A.

10.4**	Master Loan Agreement dated March 9, 2000 by and between Parker & Lancaster Corporation and Bank of America, N.A.

10.5**

First Allonge and Modification to Master Loan Agreement and Other Loan Documents dated May 30, 2001 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc. and Bank of America, N.A.

10.6**

Second Allonge and Modification to Master Loan Agreement and Other Loan Documents dated October 25, 2002 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc. and Bank of America, N.A.

10.7**

Third Allonge and Modification to Master Loan Agreement and Other Loan Documents dated September 22, 2003 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc. and Bank of America, N.A.

10.8**

Fourth Allonge and Modification to Master Loan Agreement and Other Loan Documents dated November 18, 2003 by and among Parker & Lancaster Corporation, Parker & Orleans Homebuilders, Inc. and Bank of America, N.A.

10.9**	Promissory Note ($15,500,000 Revolving Line of Credit - Master) dated May 29, 1998 by Parker & Lancaster Corporation in favor of SouthTrust Bank N.A.

10.10**	$4,500,000 Credit Line Deed of Trust Note dated May 29, 1998 by Parker & Lancaster Corporation in favor of SouthTrust Bank, N.A.

10.11**	Loan Agreement ($20,000,000 Revolving Line of Credit - Master) dated May 29, 1998 by and between Parker & Lancaster Corporation and SouthTrust Bank, N.A.

10.12**	First Loan Modification Agreement (Master) dated November 4,1998 by and between Parker & Lancaster Corporation and SouthTrust Bank, N.A.

10.13**	Second Loan Modification Agreement (Master) dated November 30,1998 by and among Parker & Lancaster Corporation, Troy A. Gambril, as Trustee and SouthTrust Bank, N.A.

10.14**	Third Loan Modification Loan Agreement (Master) dated March 2, 1998 by and between Parker & Lancaster Corporation and SouthTrust Bank, N.A.

10.15**	Extension Agreement (Master) dated November 22, 1999 by and between Parker & Lancaster Corporation and SouthTrust Bank, N.A.

10.16**	Fourth Loan Modification Agreement (Master) dated December 21, 1999 by and among Parker & Lancaster Corporation, Troy A. Gambril, as Trustee and SouthTrust Bank, N.A.

10.17**	Loan Modification Agreement (Master Line) dated October 12, 2000 by and among Parker & Lancaster Corporation, J. Russell Parker, III, Barbara H. Parker, and SouthTrust Bank, N.A.

10.18**	Loan Modification Agreement (Master) dated November 6, 2000 by and among Parker & Lancaster Corporation, Orleans Homebuilders, Inc. and SouthTrust Bank.

10.19**

Loan Assumption/Modification Agreement (Master Line) dated February 26, 2001 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., Orleans Homebuilders, Inc., Troy A. Gambril, as Trustee and SouthTrust Bank.

10.20**

Modification Agreement (Master Line) dated March 9, 2001 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., Orleans Homebuilders, Inc., Troy A. Gambril, as Trustee and SouthTrust Bank.

10.21**	Modification Agreement (Master Line) dated May 31, 2001 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., Orleans Homebuilders, Inc. and SouthTrust Bank.

10.22**

Fifth Modification Agreement and Substitution of Trustee dated June 15, 2001 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., Orleans Homebuilders, Inc., J. Cleve Barrett, as Trustee and SouthTrust Bank.

10.23**	Sixth Loan Modification Agreement (Master Line) dated March 8, 2002 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., Orleans Homebuilders, Inc., J. Cleve Barrett,

as Trustee and SouthTrust Bank.

10.24**	Loan Modification Agreement (Master Line) dated November 11, 2003 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., Orleans Homebuilders, Inc., and SouthTrust Bank.

31.1*	Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Joseph A. Santangelo pursuant to Section 302 Sarbanes-Oxley Act of 2002.

32.1*	Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael T. Vesey pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.3*	Certification of Joseph A. Santangelo pursuant to Section 906 Sarbanes-Oxley Act of 2002.

99.1

Press Release Announcing Results of Operations for the Three and Six Months Ending December 31, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly on Form 10-Q for the period ended December 31, 2003).

*                                         Exhibits filed herewith electronically.

**                                  Incorporated by reference to Exhibits 10.8 through 10.31, respectively, to the Company’s Registration Statement, Amendment No. 2, filed with Securities and Exchange Commission on March 1, 2004; Registration Statement No. 333-111916.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORLEANS HOMEBUILDERS, INC.
(Registrant)

March 1, 2004	By:	Joseph A. Santangelo
Joseph A. Santangelo
Chief Financial Officer

EXHIBIT INDEX

10.1**	$39,040,921 Mortgage Note dated November 7, 2003 by Orleans at Lambertville, LLC in favor of Wachovia Bank, National Association.

10.2**	Construction Loan Agreement dated November 7, 2003 by and between Wachovia Bank, National Association and Orleans at Lambertville, LLC.

10.3**	$17,500,000 Promissory Note (Revolving Line of Credit) dated March 9, 2000 by Parker & Lancaster Corporation in favor of Bank of America, N.A.

10.4**	Master Loan Agreement dated March 9, 2000 by and between Parker & Lancaster Corporation and Bank of America, N.A.

10.5**

First Allonge and Modification to Master Loan Agreement and Other Loan Documents dated May 30, 2001 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc. and Bank of America, N.A.

10.6**

Second Allonge and Modification to Master Loan Agreement and Other Loan Documents dated October 25, 2002 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc. and Bank of America, N.A.

10.7**

Third Allonge and Modification to Master Loan Agreement and Other Loan Documents dated September 22, 2003 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc. and Bank of America, N.A.

10.8**

Fourth Allonge and Modification to Master Loan Agreement and Other Loan Documents dated November 18, 2003 by and among Parker & Lancaster Corporation, Parker & Orleans Homebuilders, Inc. and Bank of America, N.A.

10.9**	Promissory Note ($15,500,000 Revolving Line of Credit - Master) dated May 29, 1998 by Parker & Lancaster Corporation in favor of SouthTrust Bank N.A.

10.10**	$4,500,000 Credit Line Deed of Trust Note dated May 29, 1998 by Parker & Lancaster Corporation in favor of SouthTrust Bank, N.A.

10.11**	Loan Agreement ($20,000,000 Revolving Line of Credit - Master) dated May 29, 1998 by and between Parker & Lancaster Corporation and SouthTrust Bank, N.A.

10.12**	First Loan Modification Agreement (Master) dated November 4,1998 by and between Parker & Lancaster Corporation and SouthTrust Bank, N.A.

10.13**	Second Loan Modification Agreement (Master) dated November 30, 1998 by and among Parker & Lancaster Corporation, Troy A. Gambril, as Trustee and SouthTrust Bank, N.A.

10.14**	Third Loan Modification Loan Agreement (Master) dated March 2, 1998 by and between Parker & Lancaster Corporation and SouthTrust Bank, N.A.

10.15**	Extension Agreement (Master) dated November 22, 1999 by and between Parker & Lancaster Corporation and SouthTrust Bank, N.A.

10.16**	Fourth Loan Modification Agreement (Master) dated December 21, 1999 by and among Parker & Lancaster Corporation, Troy A. Gambril, as Trustee and SouthTrust Bank, N.A.

10.17**	Loan Modification Agreement (Master Line) dated October 12, 2000 by and among Parker & Lancaster Corporation, J. Russell Parker, III, Barbara H. Parker and SouthTrust Bank, N.A.

10.18**	Loan Modification Agreement (Master) dated November 6, 2000 by and among Parker & Lancaster Corporation, Orleans Homebuilders, Inc. and SouthTrust Bank.

10.19**

Loan Assumption/Modification Agreement (Master Line) dated February 26, 2001 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., Orleans Homebuilders, Inc., Troy A. Gambril, as Trustee and SouthTrust Bank.

10.20**

Modification Agreement (Master Line) dated March 9, 2001 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., Orleans Homebuilders, Inc., Troy A. Gambril, as Trustee and SouthTrust Bank.

10.21**	Modification Agreement (Master Line) dated May 31, 2001 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., Orleans Homebuilders, Inc. and SouthTrust Bank.

10.22**

Fifth Modification Agreement and Substitution of Trustee dated June 15, 2001 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., Orleans Homebuilders, Inc., J. Cleve Barrett, as Trustee and SouthTrust Bank.

10.23**

Sixth Loan Modification Agreement (Master Line) dated March 8, 2002 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., Orleans Homebuilders, Inc., J. Cleve Barrett, as Trustee and SouthTrust Bank.

1

10.24**	Loan Modification Agreement (Master Line) dated November 11, 2003 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., Orleans Homebuilders, Inc., and SouthTrust Bank.

31.1*	Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Joseph A. Santangelo pursuant to Section 302 Sarbanes-Oxley Act of 2002.

32.1*	Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael T. Vesey pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.3*	Certification of Joseph A. Santangelo pursuant to Section 906 Sarbanes-Oxley Act of 2002.

99.1

Press Release Announcing Results of Operations for the Three and Six Months Ending December 31, 2003 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2004).

*                                         Exhibits filed herewith electronically.

**                                  Incorporated by reference to the Company’s Registration Statement, Amendment No. 2, filed with Securities and Exchange Commission on March 1, 2004; Registration Statement No. 333-111916.

2