Form 10-Q
period 2004-03-31
ORLEANS HOMEBUILDERS INC
filed 2004-05-13
CIK 38570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---
Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes _____    No __X__


 Number of shares of common stock, par value $0.10 per share, outstanding as of
                            May 10, 2004: 18,031,463
                  (excluding 567,330 shares held in Treasury).

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES


                                                                           PAGE
                                                                           ----

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------


Item 1.           Financial Statements (unaudited)
------
                  Consolidated Balance Sheets at March 31, 2004
                    and June 30, 2003                                         1

                  Consolidated Statements of Operations and Changes
                    in Retained Earnings for the Three and Nine Months
                    Ended March 31, 2004 and 2003                             2

                  Consolidated Statements of Shareholders' Equity for the
                    Nine Months Ended March 31, 2004                          3

                  Consolidated Statements of Cash Flows for the Nine
                    Months Ended March 31, 2004 and 2003                      4

                  Notes to Consolidated Financial Statements                  5

Item 2.           Management's Discussion and Analysis of Financial
------             Condition and Results of Operations                       13

Item 3.           Quantitative and Qualitative Disclosures About Market
------             Risk                                                      30

Item 4.           Controls and Procedures                                    30
------



                           PART II - OTHER INFORMATION
                           ---------------------------


Item 6.           Exhibits and Reports on Form 8-K                           31
-------

                       ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                     (IN THOUSANDS)
                                       (UNAUDITED)

                                                                 March 31,     June 30,
                                                                   2004         2003
                                                                 ---------    ---------
Assets
Cash and cash equivalents                                        $  24,342    $   8,883
Restricted cash - customer deposits                                 18,263       15,065
Real estate held for development and sale:
    Residential properties completed or under construction         165,614      109,895
    Land held for development or sale and improvements             121,949      100,791
    Inventory not owned - Variable Interest Entity                  69,308       18,443
Property and equipment, at cost, less accumulated depreciation       2,612        1,257
Deferred taxes                                                         233          233
Goodwill                                                             7,216        4,180
Receivables, deferred charges and other assets                       8,567       11,984
Land deposits and costs of future development                       30,906       19,978
                                                                 ---------    ---------
    Total Assets                                                 $ 449,010    $ 290,709
                                                                 =========    =========


Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                 $  23,899    $  29,306
Accrued expenses                                                    30,606       27,445
Customer deposits                                                   23,559       16,539
Obligations related to inventory not owned                          62,757       17,643
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                           143,632      106,707
Notes payable - related parties                                      2,754        2,500
Other notes payable                                                  1,087           31
                                                                 ---------    ---------
    Total Liabilities                                              288,294      200,171
                                                                 ---------    ---------

Commitments and contingencies (See Note K)

Redeemable common stock                                              1,067          999
                                                                 ---------    ---------

Shareholders' Equity:
Preferred stock, $1 par, 500,000 shares authorized:
    Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value converted on December 29, 2003, issued and outstanding 100,000 shares ($3,000,000
    liquidation preference) at June 30, 2003                            --        3,000
Common stock, $.10 par, 20,000,000 shares authorized,
    18,031,463 and 13,364,797 shares issued at
    March 31, 2004 and June 30, 2003, respectively                   1,803        1,337
Capital in excess of par value - common stock                       68,575       18,659
Retained earnings                                                   90,287       67,589
Treasury stock, at cost (567,232 and 727,232 shares held at
    March 31, 2004 and June 30, 2003, respectively)                 (1,016)      (1,046)
                                                                 ---------    ---------
Total Shareholders' Equity                                         159,649       89,539
                                                                 ---------    ---------

Total Liabilities and Shareholders' Equity                       $ 449,010    $ 290,709
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

                           ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                AND CHANGES IN RETAINED EARNINGS
                                           (UNAUDITED)
                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Three Months Ended         Nine Months Ended
                                                      March 31,                March 31,
                                                 2004         2003         2004         2003
                                               ---------    ---------    ---------    ---------
Earned revenues
    Residential properties                     $ 114,563    $  76,991    $ 334,427    $ 249,219
    Land sales                                       157           --          614           --
    Other income                                   1,226        1,100        4,055        3,440
                                               ---------    ---------    ---------    ---------
                                                 115,946       78,091      339,096      252,659
                                               ---------    ---------    ---------    ---------
Costs and expenses
    Residential properties                        86,940       59,835      256,919      193,093
    Land sales                                       131           --          621           --
    Other                                            624          651        2,848        2,474
    Selling, general and administrative           15,085       10,274       40,643       30,343
    Interest
      Incurred                                     2,357        1,448        6,659        4,487
      Less capitalized                            (2,082)      (1,297)      (6,174)      (4,253)
                                               ---------    ---------    ---------    ---------
                                                 103,055       70,911      301,516      226,144
                                               ---------    ---------    ---------    ---------

Income from operations before income taxes        12,891        7,180       37,580       26,515
Income tax expense                                 5,072        3,092       14,778       10,440
                                               ---------    ---------    ---------    ---------

Net income                                         7,819        4,088       22,802       16,075
                                               =========    =========    =========    =========

Net income                                         7,819        4,088       22,802       16,075
Preferred dividends                                   --           53          104          158
                                               ---------    ---------    ---------    ---------

Net income available for common shareholders       7,819        4,035       22,698       15,917
Retained earnings, at beginning of period         82,468       52,384       67,589       40,502
                                               ---------    ---------    ---------    ---------
Retained earnings, at end of period            $  90,287    $  56,419    $  90,287    $  56,419
                                               =========    =========    =========    =========

Basic earnings per share                       $    0.49    $    0.32    $    1.64    $    1.29
                                               =========    =========    =========    =========

Diluted earnings per share                     $    0.45    $    0.25    $    1.36    $    0.97
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

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)




                                                                     Preferred Stock                     Common Stock
                                                              Shares                              Shares
                                                            Issued and                          Issued and
                                                           Outstanding          Amount         Outstanding          Amount
                                                        -------------------  -------------- -------------------  --------------
Balance at June 30, 2003                                           100,000         $ 3,000          13,364,797         $ 1,337

Redeemable common stock sold

Preferred stock converted to common stock                         (100,000)         (3,000)          2,000,000             200

Shares issued upon conversion of a portion
     of convertible subordinated 7% note                                                               666,666              66

Fair market value of stock options issued

Issuance of common shares                                                                            2,000,000             200

Stock options exercised

Shares issued in connection with the
     acquisition of Parker & Lancaster Corporation

Treasury stock sold
     redeemable at $8 per share

Net income

Preferred dividends

                                                        -------------------  -------------- -------------------  --------------
Balance at March 31, 2004                                                -         $     -          18,031,463         $ 1,803
                                                        ===================  ============== ===================  ==============

                                [RESTUBBED TABLE]


                                                         Capital in
                                                         Excess of                       Treasury Stock
                                                        Par Value -      Retained     Share
                                                        Common Stock     Earnings     Held          Amount        Total
                                                        ------------     --------    -------       -------       --------
Balance at June 30, 2003                                $     18,659     $ 67,589    727,232       $(1,046)      $ 89,539

Redeemable common stock sold                                     171                                                  171

Preferred stock converted to common stock                      2,800                                                    -

Shares issued upon conversion of a portion
     of convertible subordinated 7% note                         934                                                1,000

Fair market value of stock options issued                        106                                                  106

Issuance of common shares                                     45,906                                               46,106

Stock options exercised                                           70                 (45,902)         (120)           (50)

Shares issued in connection with the
     acquisition of Parker & Lancaster Corporation              (107)                (75,000)          107              -

Treasury stock sold
     redeemable at $8 per share                                   36                 (30,000)           43             79

Net income                                                                 22,802                                  22,802

Preferred dividends                                                          (104)                                   (104)

                                                        ------------     --------    -------       -------       --------
Balance at March 31, 2004                               $     68,575     $ 90,287    576,330       $(1,016)      $159,649
                                                        ============     ========    =======       =======       ========



            See accompanying notes which are an integral part of the
                       consolidated financial statements.

                                  ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)
                                                (IN THOUSANDS)

                                                                                    Nine Months Ended
                                                                                         March 31,
                                                                                 2004              2003
                                                                             -------------     --------------
Cash flows from operating activities:
    Net income                                                                   $ 22,802          $  16,075
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                                     484                630
    Stock based compensation expense                                                  106                 11
Changes in operating assets and liabilities:
    Restricted cash - customer deposits                                            (3,198)            (4,595)
    Real estate held for development and sale                                     (60,122)            (9,423)
    Receivables, deferred charges and other assets                                  1,591                538
    Land deposits and costs of future developments                                (14,443)           (13,400)
    Accounts payable and other liabilities                                         (3,338)              (276)
    Customer deposits                                                               4,099              5,341
                                                                                ---------          ---------
Net cash used in operating activities                                             (52,019)            (5,099)
                                                                                ---------          ---------

Cash flows from investing activities:
    Purchases of property and equipment                                            (1,626)            (1,030)
    Acquisitions, net of cash acquired                                             (5,420)              (188)
                                                                                ---------          ---------
Net cash used in investing activities                                              (7,046)            (1,218)
                                                                                ---------          ---------

Cash flows from financing activities:
    Borrowings from loans secured by real estate assets                           271,745            178,285
    Repayment of loans secured by real estate assets                             (245,725)          (172,062)
    Borrowings from other note obligations                                          2,837                  -
    Repayment of other note obligations                                              (603)            (1,436)
    Issuance of common stock, net of expenses                                      46,106                  -
    Sale of treasury stock                                                            240                  -
    Stock options exercised                                                            28                 37
    Preferred stock dividend                                                         (104)              (158)
                                                                                ---------          ---------
Net cash provided by financing activities                                          74,524              4,666
                                                                                ---------          ---------

Net increase (decrease) in cash and cash equivalents                               15,459             (1,651)
Cash and cash equivalents at beginning of year                                      8,883              7,257
                                                                                ---------          ---------
Cash and cash equivalents at end of period                                       $ 24,342          $   5,606
                                                                                =========          =========

Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized                                       $ 485          $      83
                                                                                =========          =========
    Income taxes paid                                                            $ 12,585          $   9,082
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

    On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes, Inc. ("Masterpiece Homes"). Unless otherwise indicated, the term the "Company" includes the accounts of Masterpiece Homes. Masterpiece is engaged in residential real estate development in central Florida. The Consolidated Statements of Operations and Changes in Retained Earnings and the Consolidated Statements of Cash Flows include the accounts of Masterpiece from July 28, 2003 through March 31, 2004. The Consolidated Balance Sheets include the accounts of Masterpiece as of March 31, 2004. All material intercompany transactions and accounts have been eliminated.

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

    Recent accounting pronouncements:

    In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), which establishes standards for reporting business combinations entered into after June 30, 2001 and supercedes APB Opinion No. 16, "Business Combinations" and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". Among other things, SFAS No. 141 requires that all business combinations be accounted for as purchase transactions and provides specific guidance on the definition of intangible assets which require separate treatment. The statement is applicable for all business combinations entered into after June 30, 2001 and also requires that companies apply its provisions relating to intangibles from pre-existing business combinations.

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

    In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). The FASB issued a revised FIN 46 in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity (VIE) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or
    (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. FIN 46 is effective immediately for VIE's created after January 31, 2003. For VIE's created before January 31, 2003, FIN 46 was deferred to the end of the first interim or annual period ending after March 15, 2004. The Company fully adopted FIN 46 effective March 31, 2004.

    Based on the provisions of FIN 46, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant deposit that is not unconditionally refundable, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created, the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE, it will consolidate the VIE on its balance sheet. The fair value of the VIE's inventory will be reported as "Inventory Not Owned - Variable Interest Entity". The Company recorded $69,308,000 in Inventory Not Owned - Variable Interest Entity as of March 31, 2004. Included in the balance is $13,421,000 which pertains to option agreements to acquire land or lots that were executed prior to January 31, 2003 and recorded as VIE's as a result of the full adoption of FIN 46.

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

    The Company accounted for these transactions in accordance with SFAS No. 141, "Business Combinations", whereby approximately $5,700,000 was considered to be part of the purchase price of the business and the remainder part of employee compensation. That portion related to employee compensation will be charged to expense over the period to which it relates. With respect to the amounts allocated to the purchase, such amounts were allocated to the fair value of assets and liabilities acquired with the excess of approximately $3,036,000 allocated to goodwill.

    If the Masterpiece Homes acquisition occurred on July 1, 2002, unaudited pro forma information for the Company would have been as follows:

                                                     Three Months Ended         Nine Months Ended
                                                                       March 31,
                                                   ---------------------------------------------------
                                                      2004          2003           2004         2003
                                                   ----------     --------       --------     --------
                                                         (in thousands, except share amounts)
    Earned revenues                                 $117,153       $86,175       $337,017     $271,911

    Income from operations before
         income taxes                                 13,130         7,430         37,727       26,671

    Net income                                         7,970         4,510         22,900       16,189

    Earnings per share:
         Basic                                          0.50          0.35           1.65         1.31
         Diluted                                        0.46          0.27           1.37         0.99

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

(D) Redeemable Common Stock:

    In connection with the Company's acquisition of PLC on October 13, 2000, the Company issued 300,000 shares of common stock of the Company to the former shareholders of PLC. The former shareholders of PLC have the right to cause the Company to repurchase the common stock approximately five years after the closing of the acquisition at a price of $3.33 per share. As of March 31, 2004, a former shareholder of PLC sold 51,502 shares of the Company's Common Stock thereby reducing the number of shares of redeemable common stock in connection with the PLC acquisition to 248,498 shares.

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

(F) Common Stock:

    On March 11, 2004, the Company completed a public offering of 2,000,000 newly issued shares of common stock at a public offering price of $24.75 per share. The proceeds of the common stock offering net of the underwriting discount and the offering expenses were approximately $46,106,000.

(G) Earnings Per Share:

    The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator used in the computation for the three and nine months ended March 31, 2004 and 2003, respectively, are shown in the following table:

                                                   Three Months Ended         Nine Months Ended
                                                                       March 31,
                                                  ---------------------------------------------
                                                   2004          2003           2004      2003
                                                  -------       -------       -------   -------

                                                                    (in thousands)
    Total common shares issued                     16,493        13,365        14,429    12,915
    Unconditional shares issuable                      68           137            94       160
    Less:  Average treasury shares
      Outstanding                                     597           707           645       753
                                                  -------       -------       -------   -------
    Basic EPS shares                               15,964        12,795        13,878    12,322
    Effect of assumed shares issued under
      treasury stock method for stock options         578           519           568       517
    Effect of December 29, 2003 partial
      conversion of $3 million Convertible
      Subordinated 7% Note (1)                        667         1,333         1,105     1,783
    Effect of December 29, 2003 conversion
      of $3 million Series D Preferred Stock (2)        -         2,000         1,316     2,000
                                                  -------       -------       -------   -------
    Diluted EPS shares                             17,209        16,647        16,867    16,622
                                                  =======       =======       =======   =======

    Net income available for
    common shareholders                           $ 7,819       $ 4,035       $22,698   $15,917

    Effect of December 29, 2003 conversion
      of $3 million Series D Preferred Stock (2)        -            53           104       158
    Effect of December 29, 2003 partial
      conversion of $3 million Convertible
      Subordinated 7% Note (1)                         11            22            54        87
                                                  -------       -------       -------   -------
    Adjusted net income for diluted EPS           $ 7,830       $ 4,110       $22,856   $16,162
                                                  =======       =======       =======   =======


    (1) Refer to Note (C) for a discussion of the December 29, 2003 conversion of the $3 million Convertible Subordinated 7% Note.

    (2) Refer to Note (E) for a discussion of the December 29, 2003 conversion of the $3 million Series D Preferred Stock.

(H) Supplemental Cash Flow Disclosure:

    Non-cash assets acquired and liabilities assumed as a result of the Masterpiece acquisition were approximately $17,269,000 and $15,119,000, respectively.

(I) Residential Properties Completed or under Construction:

    Residential properties completed or under construction consist of the following:

                                                         March 31,      June 30,
                                                           2004          2003
                                                         --------      --------
                                                            (in thousands)

    Under contract for sale (backlog)                    $109,129      $ 76,303
    Unsold                                                 56,485        33,592
                                                         --------      --------
    Total residential properties completed
         or under construction                           $165,614      $109,895
                                                         ========      ========

(J) Litigation:

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

(K) Commitments and Contingencies:

    As of March 31, 2004, the Company owned or controlled approximately 12,218 building lots. As part of the aforementioned building lots, the Company had contracted to purchase, or has under option, undeveloped land and improved lots for an aggregate purchase price of approximately $465,317,000 which is expected to yield approximately 9,014 building lots. Included in these totals is an agreement entered into in December 2003 to purchase approximately 300 acres of undeveloped land expected to yield approximately 400 building lots with a purchase price of approximately $60,000,000. Additionally, the totals include an agreement entered into in January 2004 to purchase undeveloped land expected to yield approximately 422 building lots with a purchase price of approximately $25,500,000 and a non-refundable deposit of $3,000,000 as of March 31, 2004.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

         Orleans Homebuilders, Inc. and its subsidiaries (collectively, the "Company", "OHB" or "Orleans") are currently engaged in residential real estate development in the following nine markets: Southeastern Pennsylvania; Central New Jersey; Southern New Jersey; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; and Orlando, Florida. The Company's Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina. The Company has operated in its Pennsylvania and New Jersey markets for over 80 years and began operations in its North Carolina and Virginia markets in fiscal 2001 through the acquisition of Parker & Lancaster Corporation, a privately-held residential homebuilder. On July 28, 2003, the Company began operations in Florida through the acquisition of Masterpiece Homes, Inc. ("Masterpiece Homes"), an established privately-held homebuilder located in Orange City, Florida. The Results of Operations include the activity of Masterpiece Homes from July 28, 2003 through March 31, 2004. Unless otherwise indicated, the term the "Company" includes the accounts of Masterpiece Homes. References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ending June 30th of that year. For example, the phrases "fiscal 2003" or "2003 fiscal year" refer to the fiscal year ended June 30, 2003. When used in this report, "northern region" refers to the Company's Pennsylvania and New Jersey markets, "southern region" refers to the Company's North Carolina and Virginia markets. The Company considers its Orlando, Florida market to be a separate market.

         The Company believes it is well positioned for continued growth. At March 31, 2004, backlog was $436,710,000 representing 1,250 homes compared to a backlog of $285,223,000 representing 778 homes at March 31, 2003. At March 31, 2004, the Company was selling in 80 communities and owned or controlled approximately 12,218 building lots.

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

Results of Operations
---------------------

         The following table sets forth certain details as to residential sales activity. The information provided is for the three and nine months ended March 31, 2004 and 2003 in the case of revenues earned and new orders, and as of March 31, 2004 and 2003 in the case of backlog.

                                                                Nine Months Ended March 31,
                                                             2004                                2003
                                               -------------------------------    ---------------------------------
                                                                  (Dollars in thousands)
NORTHERN REGION                                                        Average                             Average
New Jersey and Pennsylvania:                    Amount      Homes       Price       Amount       Homes      Price
Residential revenue earned                     $175,335       450        $390      $164,768       537        $307
New orders                                      218,096       488         447       201,354       545         369
Backlog                                         232,695       500         465       187,210       475         394

SOUTHERN REGION
North Carolina, South Carolina
  and Virginia:
Residential revenue earned                     $116,827       376        $311       $84,451       301        $281
New orders                                      175,519       517         339       127,024       424         300
Backlog                                         154,525       431         359        98,013       303         323

FLORIDA REGION (1)
Residential revenue earned                     $ 42,265       306        $138      $      -         -        $  -
New orders                                       50,093       327         153             -         -           -
Backlog                                          49,490       319         155             -         -           -

COMBINED REGIONS
Residential revenue earned                     $334,427     1,132        $295      $249,219       838        $297
New orders                                      443,708     1,332         333       328,378       969         339
Backlog                                         436,710     1,250         349       285,223       778         367

(1) Information on residential revenue earned and new orders is for the period beginning July 28, 2003, the date the Company entered this market through its acquisition of Masterpiece Homes, through March 31, 2004.

                                                                Three Months Ended March 31,
                                                              2004                               2003
                                               --------------------------------     ---------------------------------
                                                                   (Dollars in thousands)
NORTHERN REGION                                                         Average                              Average
New Jersey and Pennsylvania:                     Amount      Homes       Price       Amount       Homes      Price
Residential revenue earned                      $ 57,798       133        $435      $ 46,392       147        $316
New orders                                        95,340       218         437        74,077       201         369
Backlog                                          232,695       500         465       187,210       475         394

SOUTHERN REGION
North Carolina, South Carolina
  and Virginia:
Residential revenue earned                      $ 41,071       131        $314      $ 30,599       111        $276
New orders                                        67,034       200         335        56,306       185         304
Backlog                                          154,525       431         359        98,013       303         323

FLORIDA REGION (1)
Residential revenue earned                      $ 15,694       107        $147      $   -           -         $ -
New orders                                        20,575       124         166          -           -           -
Backlog                                           49,490       319         155          -           -           -

COMBINED REGIONS
Residential revenue earned                      $114,563       371        $309      $ 76,991       258        $298
New orders                                       182,949       542         338       130,383       386         338
Backlog                                          436,710     1,250         349       285,223       778         367

(1) Information on residential revenue earned and new orders is for the period beginning July 28, 2003, the date the Company entered this market through its acquisition of Masterpiece Homes, through March 31, 2004.


           Three Months and Nine Months Ended March 31, 2004 and 2003
           ----------------------------------------------------------

Orders and Backlog
------------------

         New orders for the nine months ended March 31, 2004 increased $115,330,000 or 35.1%, to $443,708,000 on 1,332 homes, compared to $328,378,000 on 969 homes for the nine months ended March 31, 2003. The increase in new order dollars was attributable to increases in the northern and southern region new orders of $16,742,000, or 8.3%, and $48,495,000, or 38.2%, respectively, when compared to the nine months ended March 31, 2003. In addition, the Company's expansion into the Florida region through its acquisition of Masterpiece Homes contributed $50,093,000 to the increase in new orders. The average price per home of new orders remains strong with increases in the northern region and southern region of approximately 21% and 13%, respectively, compared with the nine months ended March 31, 2003. The increase in the average price per home of new orders on a regional basis was due to the Company's mix of product offerings and price increases in the northern and southern region in those communities open during the first nine months of fiscal 2004 when compared with the same communities and products offered for sale in the first nine months of fiscal 2003. The Company believes sales price increases are due to the strong demand for new homes as a result of the growing population, fueled in part by immigration. In addition, historically low interest rates have made housing more affordable for lower income households thereby increasing the overall demand for housing. The aforementioned, coupled with the limited supply of entitled lots for residential housing in Pennsylvania and New Jersey due to increased governmental regulations, has positively impacted home pricing trends.

         Overall, the number of new orders for the nine months ended March 31, 2004 increased to 1,332 from 969 homes for the nine months ended March 31, 2003, an increase of 363 homes, or 37.5%. In the northern region, the number of new orders for the nine months ended March 31, 2004 decreased to 488 homes from 545 homes in the comparable prior year period due to delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by governments which the Company believes is due to the intensity of development in recent years. In the southern region, the number of new orders for the nine months ended March 31, 2004 increased to 517 homes from 424 homes in the nine months ended March 31, 2003 as the Company continues to expand in this region. In addition, the Company's expansion into Florida through the acquisition of Masterpiece Homes accounted for 327 new home orders for the nine months ended March 31, 2004.

         Overall, the number of new orders for the three months ended March 31, 2004 increased $52,566,000, or 40.3%, to $182,949,000 on 542 homes, compared to
$130,383,000 on 386 homes for the three months ended March 31, 2003. The increase in new orders was attributable to increases in the northern and southern region new orders of $21,263,000, or 28.7%, and $10,728,000, or 19.1%, respectively, when compared to the three months ended March 31, 2003. In addition, the Company's expansion into the Florida region through its acquisition of Masterpiece Homes contributed $20,575,000 to the increase in new orders. The average price per home of new orders remains strong with increases in the northern region and southern region of approximately 19% and 10%, respectively, compared to the comparable prior year period. This increase in the average price per home of new orders on a regional basis is due to the Company's mix of product offerings and price increases in the northern and southern region in those communities open during the three months ended March 31, 2004 when compared with the same communities and products offered for sale in the comparable prior year period.

         Overall, the number of new home orders for the three months ended March 31, 2004 increased to 542 homes from 386 homes for the three months ended March 31, 2003, an increase of 150 homes, or 40.4%. In the northern region, the number of new home orders for the three months ended March 31, 2004 increased to 218 homes from 201 homes for the three months ended March 31, 2003. In the southern region, the number of new home orders for the three months ended March 31, 2004 increased to 200 homes from 185 homes for the three months ended March 31, 2003 as the Company continues to expand in this region. In addition, the Company's expansion into Florida through the acquisition of Masterpiece Homes accounted for an increase of 124 new home orders for the three months ended March 31, 2004.

         The backlog at March 31, 2004 increased $151,487,000, or 53.1%, to $436,710,000 on 1,250 homes compared to the backlog at March 31, 2003 of $285,223,000 on 778 homes. The increase in backlog was attributable to an increase in new orders, the Company's obtaining additional backlog of $49,490,000 and 319 homes through its acquisition of Masterpiece Homes on July 28, 2003 and favorable economic conditions for the homebuilding industry in the regions where the Company operates. These favorable economic conditions have resulted in positive home pricing trends and consistent customer demand.

Total Earned Revenues
---------------------

         Total earned revenues for the nine months ended March 31, 2004 increased $86,437,000 to $339,096,000, or 34.2%, compared to $252,659,000 for the nine months ended March 31, 2003. Total earned revenues principally consist of residential revenue, but also include revenues from land sales, interest income, property management fees and mortgage processing income. Revenues from the sale of homes included 1,132 homes totaling $334,427,000 during the nine months ended March 31, 2004, as compared to 838 homes totaling $249,219,000 during the nine months ended March 31, 2003. The increase in residential revenue was attributable to increases in the northern and southern region residential revenue of $10,567,000, or 6.4%, and $32,376,000, or 38.3%, respectively, when compared to the nine months ended March 31, 2003. In addition, the Company's expansion into the Florida region through its acquisition of Masterpiece Homes contributed $42,265,000 to the increase in residential revenue. The average price per home delivered remains strong with increases in the northern region and southern region of 27.0% and 10.7%, respectively, compared with the nine months ended March 31, 2003. Contributing to the increase in the average price per home for the northern and southern regions was an increase in revenue attributable to customer-selected options, such as bonus rooms and flooring upgrades for the nine months ended March 31, 2004 when compared to the nine months ended Marched 31, 2003.

         Overall, the number of homes delivered for the nine months ended March 31, 2004 increased by 294 homes, or 35.1%, to 1,132 homes compared to 838 homes in the nine months ended March 31, 2003. In the northern region, the number of homes delivered in the nine months ended March 31, 2004 decreased to 450 homes from 537 homes in the nine months ended March 31, 2003. The decrease in the northern region was attributable to the product mix of homes delivered. Specifically, single family homes, which typically have a longer building cycle than townhomes, comprised a larger percentage of the total homes delivered in the northern region during the nine months ended March 31, 2004 than townhomes when compared to the nine months ended March 31, 2003. In addition, the number of homes delivered also decreased due to delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by governments. In the southern region, the number of homes delivered in the nine months ended March 31, 2004 increased to 376 homes from 301 homes in the nine months ended March 31, 2003 as the Company continues to expand in this region. Further, the Company's expansion into Florida through the acquisition of Masterpiece Homes accounted for an increase of 306 homes delivered in the nine months ended March 31, 2004.

         Total earned revenues for the three months ended March 31, 2004 increased $37,855,000, to $115,946,000 or 48.5%, compared to $78,091,000 for the three months ended March 31, 2003. Revenues from the sale of residential homes included 371 homes totaling $114,563,000 during the three months ended March 31, 2004, as compared to 258 homes totaling $76,991,000 during the three months ended March 31, 2003. The increase in residential revenue was attributable to increases in the northern and southern region residential revenue of $11,406,000, or 24.6%, and $10,472,000, or 34.2%, respectively, when compared to the three months ended March 31, 2003. In addition, the Company's expansion into the Florida region through its acquisition of Masterpiece Homes contributed $15,694,000 to the increase in residential revenue. The average selling price per home delivered in three months ended March 31, 2004 increased in the northern region and southern region by approximately 37.7% and 13.7%, respectively, compared with the three months ended March 31, 2003. Contributing to the increase in the average price per home in the northern and southern regions was an increase in revenue attributable to customer-selected options, such as bonus rooms and flooring upgrades for the three months ended March 31, 2004 when compared to the three months ended Marched 31, 2003.

         The number of homes delivered in the three months ended March 31, 2004 increased by 113 homes, or 43.8%, to 371 homes compared to 258 homes in the three months ended March 31, 2003. The overall increase was attributable to an increase in the number homes delivered in the southern region to 131 homes compared to 111 homes in the three months ended March 31, 2003 as well as the delivery of 107 homes in the Florida region due to the Company's expansion into the Florida region through its acquisition of Masterpiece Homes. This increase was partially offset by a decrease in the number of homes delivered in the northern region to 133 homes from 147 homes in the three months ended March 31, 2003. The decrease in the number of homes delivered in the northern region was attributable to the product mix of homes delivered during the three months ended March 31, 2004 when compared to the three months ended March 31, 2003 and delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by governments as noted above.

Costs and Expenses
------------------

         Costs and expenses for the nine months ended March 31, 2004 increased $75,372,000 to $301,516,000, or 33.3%, compared with the nine months ended March 31, 2003. The cost of residential properties for the nine months ended March 31, 2004 increased $63,826,000 to $256,919,000, or 33.1%, when compared with the nine months ended March 31, 2003. The increase in cost of residential properties was primarily attributable to the increased residential revenue in the southern and Florida regions noted above. The consolidated gross profit margin for the nine months ended March 31, 2004 increased 0.7% to 23.2% compared to 22.5% for the nine months ended March 31, 2003. The increase in gross profit margins is primarily a result of the average selling price per home increasing at a greater rate than the average cost per home. Increased costs of land, insurance and certain building materials, primarily lumber, have been outpaced by an increase in the average selling price per home and a decrease in the cost of borrowing thereby positively impacting gross profit margin. The Company sells a variety of home types in various communities and regions, each yielding a different gross profit margin. As a result, depending on the mix of both communities and of home types delivered, the consolidated gross profit margin may fluctuate up or down on a periodic basis and periodic profit margins may not be representative of the consolidated gross profit margin for the year.

         Interest included in the costs and expenses of residential properties and land sold for the nine months ended March 31, 2004 and March 31, 2003 were $4,999,000 and $5,881,000, respectively. The decrease in the interest included in the costs and expenses of residential properties and land sold despite the overall increase in the cost of residential property is attributable to continuing low interest rates during the construction periods for both the site improvements and the homes. The interest incurred during the construction periods is expensed to the cost of residential property in the period in which the unit settles.

         For the nine months ended March 31, 2004, selling, general and administrative expenses increased $10,300,000 to $40,643,000, or 33.9%, when compared with the nine months ended March 31, 2003. The increase in selling, general and administrative expenses was due to an increase in Florida region expenses of $4,438,000 due to increased sales volume resulting from the Company's expansion into Florida through its acquisition of Masterpiece Homes on July 28, 2003, and an increase in sales commissions and selling costs in the southern region of approximately $2,821,000 as a result of the Company's continued expansion in this region. The remaining increase in selling, general and administrative expenses was primarily attributable to increases in general and administrative payroll, incentive compensation and travel and entertainment expenses in the northern and southern regions.

         The selling, general and administrative expenses as a percentage of residential revenue for the nine months ended March 31, 2004 of 12.2% is consistent with the selling, general and administrative expenses as a percentage of residential revenue for the nine months ended March 31, 2003 of 12.2%.

         Costs and expenses for the three months ended March 31, 2004 increased $32,144,000 to $103,055,000, or 45.3%, compared with the three months ended March 31, 2003. The cost of residential properties for the three months ended March 31, 2004 increased $27,105,000 to $86,940,000, or 45.3%, when compared with the three months ended March 31, 2003. The increase in cost of residential properties was primarily attributable to increased residential revenue in the northern and southern regions as noted above as well as the increase in residential revenue resulting from the Company's expansion into Florida through its acquisition of Masterpiece Homes. The consolidated gross profit margin for the three months ended March 31, 2004 increased 1.8% to 24.1% compared to 22.3% for the three months ended March 31, 2003. The increase in gross profit margins is primarily a result of the average selling price per home increasing at a greater rate than the average cost per home. Increased costs of land, insurance and certain building materials, primarily lumber, have been outpaced by an increase in the average selling price per home and a decrease in the cost of borrowing thereby positively impacting gross profit margin. The Company sells a variety of home types in various communities and regions, each yielding a different gross profit margin. As a result, depending on the mix of both communities and of home types delivered, the consolidated gross profit margin may fluctuate up or down on a quarterly basis and quarterly profit margins may not be representative of the consolidated gross profit margin for the year.

         Interest included in the costs and expenses of residential properties and land sold for the three months ended March 31, 2004 and March 31, 2003 were $1,664,000 and $1,558,000, respectively. The decrease in the interest included in the costs and expenses of residential properties and land sold despite the overall increase in the cost of residential property is attributable to continuing low interest rates during the construction periods for both the site improvements and the homes. The interest incurred during the construction periods is expensed to the cost of residential property in the period in which the unit settles.

         For the three months ended March 31, 2004, selling, general and administrative expenses increased $4,811,000 to $15,085,000, or 46.8%, when compared with the three months ended March 31, 2003. The increase in selling, general and administrative expenses was due to an increase in Florida region expenses of $1,755,000 due to increased sales volume resulting from the Company's expansion into Florida through its acquisition of Masterpiece Homes on July 28, 2003, and an increase in sales commissions and selling costs in the southern region of approximately $814,000 as a result of the Company's continued expansion in this region. The remaining increase in selling, general and administrative expenses was primarily attributable to increases in general and administrative payroll, incentive compensation and travel and entertainment expenses in the northern and southern regions.

         The selling, general and administrative expenses as a percentage of residential revenue for the three months ended March 31, 2004 of 13.2% is relatively consistent with the selling, general and administrative expenses as a percentage of residential revenue for the three months ended March 31, 2003 of 13.3%.

Income Tax Expense
------------------

         Income tax expense for the nine months ended March 31, 2004 increased $4,338,000 to $14,778,000, or 41.6%, from $10,440,000 for the nine months ended
March 31, 2003. The increase in income tax expense for the nine months ended March 31, 2004 is attributable to an increase in income from operations.

         Income tax expense for the three months ended March 31, 2004 increased $1,980,000 to $5,072,000, or 64.0% from $3,092,000 for the three months ended
March 31, 2003. The increase in income tax expense for the three months ended March 31, 2004 is attributable to an increase in income from operations. The increase was partially offset by a decrease in the Company's effective tax rate for the three months ended March 31, 2004 to 39.3% from 43.0% for the three months March 31, 2003. The decrease in the Company's effective tax rate was due to the fact that the Company made a year to date tax adjustment during the third quarter of the prior fiscal year as a the result of changes in state tax laws in the states in which the Company operates.

Net Income
----------

         Net income for the nine months ended March 31, 2004 increased $6,781,000, or 42.6%, to $22,698,000, compared with $15,917,000 for the nine months ended March 31, 2003. This increase in net income was attributable to an increase in residential revenue primarily as a result of favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. The Company believes the primary factors resulting in favorable conditions in the homebuilding industry include: the strong demand for new homes as a result of an increase in immigration and new household formation; historically low interest rates which enhance the affordability of homes; and the limited supply of entitled lots for residential housing due to increased governmental regulation, which increases the value of lots already owned by the Company.

         The Company's expansion into Florida through its acquisition of Masterpiece Homes on July 28, 2003 also contributed to the increase in net income.

         Costs resulting from the acquisition of Masterpiece reduced the consolidated net income for the three and nine month periods ended March 31, 2004 by $334,000 and $763,000 respectively.

Liquidity and Capital Resources
-------------------------------

         On March 11, 2004, the Company completed a public offering of 2,000,000 newly issued shares of common stock at a public offering price of $24.75 per share. The offering raised approximately $46,106,000, net of the underwriter's discount and offering expenses, of which approximately $37,064,000 was immediately used to reduce the Company's outstanding mortgage and note obligations. The remaining portion will be utilized to fund near term construction costs in lieu of construction financing.

         On an ongoing basis, the Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's additional sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured.

         At March 31, 2004, the Company had approximately $211,861,000 available under existing secured revolving and construction loans for planned development expenditures. In addition, the Company had $4,000,000 available under an existing unsecured line of credit and working capital arrangement with Jeffrey
P. Orleans, Chairman, Chief Executive Officer and majority shareholder of the Company. A majority of the Company's debt is variable rate, based on LIBOR or the prime rate, and therefore, the Company is exposed to market risk in the area of interest rate changes. At March 31, 2004, the LIBOR and prime rates of interest were 1.09% and 4.00%, respectively.

         Generally, the Company finances its development and construction activities on a community-by community basis so that, for each community the Company builds, it has a separate credit facility. Accordingly, the Company has numerous credit facilities. While the loan agreements relating to these facilities contain certain covenants, they generally contain few, if any, material financial covenants. Typically, the Company's loan agreements contain covenants requiring it to:

     o obtain agreements of sale for a specified number of homes within a specified time period, with the number of homes and time period varying by community;

     o   not distribute dividends greater than 5% of each year's net income;

     o not permit a change in control of the Company or of any subsidiary that is a party to the applicable loan agreement;

     o complete any construction which is the subject of the loan agreement without significant delay and in accordance with the previously submitted construction plans;

     o notify the lender, in writing, immediately if the Company receives a claim of lien with respect to any services, labor, or material furnished in connection with applicable construction, and to remove any such lien within 10 days after the date the lien was filed;

     o   maintain certain minimum levels of insurance;

     o when requested by lender, provide inventory status reports and financial statements and other inventory and financial information reasonably requested by lender;

     o furnish the lender with copies of all notices received by the Company claiming any breach or potential breach of any contracts related to the construction, claiming or asserting a right to a lien for work performed or materials provided in connection with construction, or from any governmental authority asserting that the land or construction which is the subject of the loan agreements may or does violate any law or regulations;

     o not enter into leases affecting the land or the construction which is the subject if the applicable loan documents without the prior written consent of the lender;

     o not obtain subordinate financing on the land, construction or other property granted as security under applicable loan documents with the prior approval of the lender; and

     o not sell or otherwise dispose of any of the land or the construction which is the subject of the applicable loan documents.

         On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes and entered into an employment agreement with the president of Masterpiece Homes, Robert Fitzsimmons. Masterpiece Homes is an established homebuilder located in Orange City, Florida. The terms of the stock purchase agreement and employment agreement are as follows: (i) $3,900,000 in cash to the selling shareholders at closing; and (ii) $2,130,000 to the selling shareholders payable January 1, 2005, unless prior to that date Mr. Fitzsimmons is terminated for cause or terminates his employment without good reason, as defined in the employment agreement; (iii) sale of 30,000 shares of the Company's common stock at $8 per share with an option for Mr. Fitzsimmons to require the Company to repurchase the shares at the same price; (iv) an option in favor of Mr. Fitzsimmons to purchase 45,000 shares of the Company's common stock at $10.64 per share vesting equally on December 31, 2004, 2005 and 2006; and (v) contingent payments to Mr. Fitzsimmons representing 25% of Masterpiece Home's pre-tax profits for the calendar years ended December 31, 2004, 2005 and 2006. To fund the acquisition, the Company borrowed $2,000,000, at an annual rate of LIBOR plus 4%, from Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, under the Company's existing unsecured line of credit agreement and used funds from operations to fund the remaining payments due. In December 2003, the unsecured line of credit with Mr. Orleans was completely repaid.

         Net cash used in operating activities for the nine months ended March 31, 2004 was $52,019,000, compared to net cash used by operating activities for the prior fiscal year period of $5,099,000. The increase in net cash used in operating activities during the nine months ended March 31, 2004 was primarily attributable to the acquisition of undeveloped land and improved building lots that will yield approximately 1,351 building lots with an aggregate purchase price of approximately $60,862,000. The remaining increase in net cash used in operating activities was attributable to increases in land deposits and costs of future development as well as decreases in receivables, deferred charges and other assets, accounts payable and other liabilities, and customer deposits partially offset by an increase in net income when compared with the prior fiscal year period. Net cash used in investing activities for the nine months ended March 31, 2004 was $7,046,000, compared to $1,218,000 for the prior fiscal year period. This increase was primarily related to the acquisition of Masterpiece Homes on July 28, 2003. Net cash provided by financing activities for the nine months ended March 31, 2004 was $74,524,000, compared to $4,666,000 for the prior fiscal year period. The increase in net cash provided by financing activities is primarily attributable to proceeds of $46,106,000 received in connection with the sale of 2,000,000 newly issued shares of the Company's common stock and an increase in financing to support the increase in real estate held for development as noted above.

Lot Positions
-------------

         As of March 31, 2004, the Company owned or controlled approximately 12,218 building lots. Included in the aforementioned lots, the Company had contracted to purchase, or has under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $465,317,000 that are expected to yield approximately 9,014 building lots. Included in these totals is an agreement entered into in December 2003 to purchase approximately 300 acres of undeveloped land expected to yield approximately 400 building lots with a purchase price of approximately $60,000,000. Additionally, the totals include an agreement entered into in January 2004 to purchase undeveloped land expected to yield approximately 422 building lots with a purchase price of approximately $25,500,000 and a non-refundable deposit of $3,000,000 as of March 31, 2004.

Undeveloped Land Acquisitions
-----------------------------

         In recent years, the process of acquiring desirable undeveloped land has become extremely competitive particularly in the northern region, mostly due to the lack of available parcels suitable for development. In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land by forfeiture of its deposit under the agreement. For the nine months ended March 31, 2004, the Company forfeited approximately $125,000 in land deposits related to the cancellation of purchase agreements of which $100,000 related to contracts to purchase undeveloped land and $25,000 related to contracts to purchase improved lots. Included in the balance sheet captions Inventory not owned - Variable Interest Entity and Land deposits and costs of future developments, at March 31, 2004 the Company had $30,689,000 invested in 45 parcels of undeveloped land, of which $14,453,000 is deposits, a portion of which is non-refundable. The acquisition of undeveloped land is expected to yield approximately 6,690 building lots. The Company attempts to mitigate the risks involved in acquiring undeveloped land by structuring its undeveloped land acquisitions so that the deposits required under the agreements coincide with certain benchmarks in the governmental approval process, thereby limiting the amount at risk. This process allows the Company to periodically review the approval process and make a decision on the viability of developing the acquired parcel based upon expected profitability. In some circumstances the Company may be required to make deposits solely due to the passage of time. This structure still provides the Company an opportunity to periodically review the viability of developing the parcel of land. In addition, the Company primarily structures its agreements to purchase undeveloped land contingent upon obtaining all governmental approvals necessary for construction. Under most agreements, the Company secures the responsibility for obtaining the required governmental approvals as the Company believes that it has significant expertise in this area. The Company intends to complete the acquisition of undeveloped land after all governmental approvals are in place. In certain circumstances, however, when all extensions have been exhausted, the Company must make a decision on whether to proceed with the purchase even though all governmental approvals have not yet been received. In these circumstances, the Company performs reasonable due diligence to ascertain the likelihood that the necessary governmental approvals will be granted. At March 31, 2004, the Company had preliminary approval for all of the parcels included in the balance sheet caption Land held for development or sale and improvements.

Improved Lot Acquisitions
-------------------------

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

         At March 31, 2004, the Company had contracted to purchase or had under option approximately 2,324 improved building lots for an aggregate purchase price of approximately $150,594,000, including $5,370,000 of deposits.

         The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance the acquisitions described above. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

Recent Accounting Pronouncements
--------------------------------

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

         In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). The FASB issued a revised FIN 46 in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity (VIE) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For VIE's created before January 31, 2003, FIN 46 was deferred to the end of the first interim or annual period ending after March 15, 2004. The Company fully adopted FIN 46 effective March 31, 2004.

         Based on the provisions of FIN 46, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant deposit that is not unconditionally refundable, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIE's inventory will be reported as "Inventory Not Owned - Variable Interest Entities. The Company recorded $69,308,000 in Inventory Not Owned - Variable Interest Entities as of March 31, 2004. Included in the balance is $13,421,000 which pertains to option agreements to acquire land or lots that were executed prior to January 31, 2003 and recorded as VIE's as a result of the full adoption of FIN 46.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

         Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company's principal market risk exposure continues to be interest rate risk. A majority of the Company's debt is variable based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, an increase / decrease in interest rates of 100 basis points will result in a corresponding increase / decrease in cost of sales and interest charges incurred by the Company of approximately $1,500,000 in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered. The Company believes that reasonably possible near-term interest rate changes will not result in a material negative effect on future earnings, fair values or cash flows of the Company. Generally, the Company has been able to recover any increased costs of borrowing through increased selling prices; however, there is no assurance the Company will be able to continue to increase selling prices to cover the effects of any increase in near-term interest rates.

         Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short term increases in construction costs. Since the sales price of the Company's homes is fixed at the time the buyer enters into a contract to acquire a home and because the Company contracts to sell its homes before construction begins, any increase in costs in excess of those anticipated may result in lower gross margins for the homes in the Company's backlog. The Company attempts to mitigate the market risks of price fluctuation of commodities by entering into fixed-price contracts with its subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle.

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

         31.3* Certification of Joseph A. Santangelo pursuant to Section 302 Sarbanes-Oxley Act of 2002.

         32.1* Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes-Oxley Act of 2002.

         32.2* Certification of Michael T. Vesey pursuant to Section 906 Sarbanes-Oxley Act of 2002.

         32.3* Certification of Joseph A. Santangelo pursuant to Section 906 Sarbanes-Oxley Act of 2002.

         99.1 Press Release Announcing Results of Operations for the Three and Nine Months Ending March 31, 2004 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2004).

(b)      Reports on Form 8-K.
         --------------------

                  On February 11, 2004 the Company filed a Current Report on Form 8-K for the purpose of providing a press release dated February 9, 2004 related to the announcement of information relating to the Company's fiscal 2004 second quarter and reaffirming its earnings guidance for fiscal year 2004.

* Exhibits filed herewith electronically.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ORLEANS HOMEBUILDERS, INC.
                                           (Registrant)

         May 13, 2004                      Michael T. Vesey
                                           -------------------------------------
                                           Michael T. Vesey
                                           President and Chief Operating Officer


         May 13, 2004                      Joseph A. Santangelo
                                           -------------------------------------
                                           Joseph A. Santangelo
                                           Treasurer, Secretary and
                                           Chief Financial Officer

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

        31.3* Certification of Joseph A. Santangelo pursuant to Section 302 Sarbanes-Oxley Act of 2002.

        32.1* Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes-Oxley Act of 2002.

        32.2* Certification of Michael T. Vesey pursuant to Section 906 Sarbanes-Oxley Act of 2002.

        32.3* Certification of Joseph A. Santangelo pursuant to Section 906 Sarbanes-Oxley Act of 2002.

        99.1 Press Release Announcing Results of Operations for the Three and Nine Months Ending March 31, 2004 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2004).


*Exhibits filed herewith electronically.