Form 10-K
period 2004-06-30
ORLEANS HOMEBUILDERS INC
filed 2004-08-26
CIK 38570

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6830

ORLEANS HOMEBUILDERS, INC.
(formerly FPA Corporation)

(Exact name of registrant as specified in its charter)

Delaware	59-0874323	One Greenwood Square, #101 3333 Street Road Bensalem, PA 19020
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(Address of Principal Executive Office)

(215) 245-7500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.10 Par Value Per Share (also formerly registered under Section 12(g) of the Act)	American Stock Exchange

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

YES	NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES	NO

The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant as of December 31, 2003 was $60,274,568.

Number of shares of the registrant’s outstanding Common Stock as of August 17, 2004 was 17,455,133 shares (excluding 576,330 shares held in Treasury).

Documents incorporated by reference:

Part III is incorporated by reference to the proxy statement for the annual meeting of Stockholders scheduled to be held in December 2004.

Back to Contents

Back to Contents

Item 1.	Business.

General

Orleans Homebuilders, Inc. and its subsidiaries (collectively, the “Company”, “OHB” or “Orleans”) primarily develop, build and market high-quality single-family homes, townhouses and condominiums. The Company also operates as a land developer, primarily for its own use. The Company serves a broad customer base, including first time, move-up, luxury, empty nester and active adult homebuyers. During its fiscal year ended June 30, 2004 (“fiscal 2004”), the Company operated in the following nine markets: Southeastern Pennsylvania; Central New Jersey; Southern New Jersey; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; and Orlando, Florida. In the Company’s Charlotte, North Carolina market, it also has operations in adjacent counties in South Carolina.

The Company has been in operation for 85 years and is a leading homebuilder in the Pennsylvania and New Jersey markets. In October 2000, pursuant to a strategic initiative to target growth in new geographic markets, the Company entered the North Carolina and Virginia markets through the acquisition of Parker & Lancaster Corporation (“PLC”), a privately-held residential homebuilder. In July 2003, the Company entered the Orlando, Florida market through its acquisition of Masterpiece Homes, Inc. (“Masterpiece Homes”), an established homebuilder located in Orange City, Florida. Masterpiece Homes reported revenues for the calendar year ended 2002 and the six months ended June 30, 2003 of approximately $26,300,000 and $20,000,000, respectively. Except as specifically indicated, information in this report includes the operations of Masterpiece Homes beginning July 29, 2003. In addition, in July 2004, the Company entered the Chicago, Illinois market through its acquisition of Realen Homes, L.P. (“Realen Homes”), an established homebuilder with its corporate headquarters in Southeastern Pennsylvania. Realen Homes reported revenues for the calendar year ended 2003 and the six months ended June 30, 2004 of approximately $145,000,000 and $39,000,000, respectively. Except as specifically indicated, information in this report does not include the operations of Realen Homes. See Note 2 of Notes to Consolidated Financial Statements for further details regarding the acquisitions of PLC and Masterpiece Homes and Note 14 of Notes to Consolidated Financial Statements for further details regarding the acquisition of Realen Homes.

During fiscal 2004, the Company delivered 1,753 homes, as compared to 1,243 homes in the fiscal year ended June 30, 2003 (“fiscal 2003”). Earned revenues from residential property activities increased by 41% during fiscal 2004 to $540,745,000 as compared to $382,570,000 in fiscal 2003. The Company’s backlog at June 30, 2004 was $390,827,000, representing 1,119 homes, which was 37% greater than the backlog of $285,767,000, representing 752 homes, at June 30, 2003.

Back to Contents

Jeffrey P. Orleans, Chairman of the Board and Chief Executive Officer of the Company, beneficially owns (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended) approximately 62% of the Company’s issued and outstanding shares of common stock, par value $.10 per share (“Common Stock”). Included in the shares beneficially owned by Mr. Orleans are 666,668 shares of Common Stock issuable to Mr. Orleans upon conversion of the $1,000,000 in principal amount remaining on the Company’s Convertible Subordinated 7% Note owned by Mr. Orleans (see Note 6 of Notes to Consolidated Financial Statements).

The Company makes available free of charge through the Company’s website (www.orleanshomes.com) its annual reports on Form 10-K, quarterly reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishers it to, the Securities and Exchange Commission.

Homebuilding

The Company’s activities in developing residential communities include the sale of residential properties and, on a limited basis, the sale of land and developed homesites to other builders. The Company occasionally participates in joint ventures in certain of these activities.

Northern Region.   The Company’s northern region is comprised of its Southeastern Pennsylvania, Central New Jersey and Southern New Jersey markets. The Company conducts business in the northern region under the Orleans Homebuilders brand name. In the northern region, the Company currently builds homes predominantly targeted toward move-up, luxury, empty nester and active adult homebuyers with an average regional home sales price of $453,000 in backlog as of June 30, 2004. For fiscal 2004, in the northern region the Company delivered 669 homes, generating $275 million or 50.8% of its residential revenue. For fiscal 2003, in the northern region the Company delivered 766 homes, generating $247 million, or 64.6% of its residential revenue.

Southern Region.   The Company’s southern region is comprised of its Richmond and Tidewater, Virginia and Charlotte, Raleigh and Greensboro, North Carolina markets. The Company entered these markets in October 2000 through its acquisition of PLC and conducts business in these markets under the Parker & Orleans Homebuilders brand name. The Company in the southern region currently builds homes predominantly targeted toward the move-up homebuyer with an average regional home sales price of $381,000 in backlog as of June 30, 2004. For fiscal 2004, in the southern region the Company delivered 651 homes, generating $205 million, or 37.9% of its residential revenue. For fiscal 2003, in the southern region the Company delivered 477 homes, generating $136 million or 35.4% of its residential revenue.

Back to Contents

Florida Region.   In its Florida region, the Company has operations in the Orlando area. The Company entered this market through its acquisition of Masterpiece Homes in July 2003. The Company conducts business in this region under the Masterpiece Homes brand name. The Company in the Florida region currently builds homes predominantly targeted toward the first-time homebuyer with an average regional home sales price of $166,000 in backlog as of June 30, 2004. For 2004, the Company delivered 433 homes in the Florida region, generating $61 million or 11.3% of its residential revenue.

The following tables set forth certain information with respect to our residential communities and residential revenues by type of home.

Residential Communities as of June 30, 2004

	Number					Number of	Average sales
	of				Backlog in	homes	price in
Region	communities	Home price range			thousands	in backlog	backlog

Northern	19	$222,000	—	$768,000	$209,712	463	$453,000
Southern	52	122,000	—	550,000	128,267	337	381,000
Florida	10	93,000	—	256,000	52,848	319	166,000

Total	81				$390,827	1,119

Residential Revenue by Type of Home for the Fiscal Year Ended June 30, 2004

		Percentage of
	Residential	residential
Type of Home	revenue	revenue

Single-family	$448,818,000	83%
Townhouses	81,112,000	15%
Condominiums	10,815,000	2%

Total	$540,745,000	100%

Back to Contents

The following table sets forth certain details as to residential sales activity. The information provided is for the twelve months ended June 30, 2004, 2003 and 2002 in the case of revenues earned and new orders, and as of June 30, 2004, 2003 and 2002 in the case of backlog.

	Year Ended June 30,

	(in thousands, except homes data)

Northern Region
New Jersey and Pennsylvania	2004	2003	2002

Residential revenue	$274,606	$247,035	$223,987
Homes	669	766	808
Average Price	$410	$323	$277
New Orders	$294,384	$286,345	$229,971
Homes	670	761	798
Average Price	$439	$376	$288
Backlog	$209,712	$189,934	$150,624
Homes	463	462	467
Average Price	$453	$411	$323

Southern Region
North Carolina, South Carolina and Virginia
Residential revenue	$204,798	$135,535	$127,073
Homes	651	477	514
Average Price	$315	$284	$247
New Orders	$237,232	$175,928	$126,308
Homes	698	587	481
Average Price	$340	$300	$263
Backlog	$128,267	$95,833	$55,440
Homes	337	290	180
Average Price	$381	$330	$308

Florida Region (1)
Residential revenue	$61,341	—	—
Homes	433	—	—
Average Price	$142	—	—
New Orders	72,527	—	—
Homes	454	—	—
Average Price	$160	—	—
Backlog	$52,848	—	—
Homes	319	—	—
Average Price	$166	—	—

Combined Regions
Residential revenue	$540,745	$382,570	$351,060
Homes	1,753	1,243	1,322
Average Price	$308	$308	$266
New Orders	$604,143	$462,273	$356,279
Homes	1,822	1,348	1,279
Average Price	$332	$343	$279
Backlog	$390,827	$285,767	$206,064
Homes	1,119	752	647
Average Price	$349	$380	$318

(1)	For fiscal 2004, information on residential revenue and new orders is for the period beginning July 28, 2003, the date the Company entered this market through its acquisition of Masterpieces Homes.

Construction

The Company historically has designed its own homes with the assistance of unaffiliated architectural firms as well as supervised the development and building of its communities. When the Company constructs homes, it acts as a general contractor and employs subcontractors at specified prices for the installation of site improvements and construction of its residential homes. The Company’s agreements with subcontractors provide for a fixed price for work performed or materials supplied.

Back to Contents

A large majority of the Company’s single-family detached homes are constructed after contracts are signed and mortgage approval has been obtained. The Company generally begins construction of condominium and townhouse buildings after it has obtained customer commitments for at least 50% of the homes in that building. Depending on the market conditions and the specific community, the Company may also build speculative homes. Most of these homes are sold while under construction. The Company monitors its speculative inventory to achieve an adequate return on investment. The Company does not manufacture any of the materials or other items used in the development of its communities, nor does it maintain substantial inventories of materials. The Company has not experienced significant delays in obtaining materials needed to date and has long-standing relationships with many of its major suppliers and contractors. None of the Company’s suppliers accounted for more than 10% of its total purchases in fiscal 2004.

Purchasing and Budgeting

The Company has established relationships with a number of vendors and suppliers in each of its markets. The Company believes these relationships reduce its exposure to any market shortages in labor or materials. The Company has negotiated price arrangements that it believes are favorable to it with both national and regional suppliers to purchase items such as lumber, appliances, plumbing fixtures, floor coverings and other high-quality equipment and materials. The Company has established budgets for all of its home designs and offered options. These budgets are modified and adjusted by local division management to reflect the specifications needed to meet market demands and local cost variances.

Sales and Marketing

The Company markets its homes to various homebuyer segments according to the specific needs of each market. The Company advertises extensively using newspapers, industry publications, direct mail, radio, billboards and its own brochures. The Company has developed and maintains its websites, www.orleanshomes.com , www.parkerorleans.com and www.masterpiecehomesflorida.com , to provide prospective homebuyers with information regarding its communities, available home designs and price ranges, as well as a multimedia gallery offering panoramic video tours and streaming video presentations of some of its homes.

The Company typically utilizes furnished models merchandised by professional decorators, which are located in its communities to help sell its homes. The Company prefers to staff these models with its own sales professionals to assist prospective homebuyers with home selection and financing decisions. Sales professionals are compensated on a commissioned basis and are trained extensively in selling techniques, construction and home financing programs. When market conditions warrant, the Company utilizes designated real estate sales brokers who are typically paid on a commission basis. A significant portion of the Company’s sales are generated in cooperation with outside brokers. Accordingly, the Company sponsors a variety of programs and events to increase awareness and incentivize the brokerage community to promote and sell its homes. The Company also offers a preferred buyer program, which provides its homebuyers in certain of its markets with a discount to be used toward the future purchase of one of its homes.

Back to Contents

In addition to a wide range of home designs, the Company provides its buyers with the ability to personalize their homes through an extensive home customization program. In most markets, the Company facilitates this process with the use of design centers, which provide a centralized and professionally merchandised presentation of the various options and features available in its homes. Some of the Company’s most popular options include kitchen and flooring upgrades and bonus rooms. Homebuyers have the opportunity to work individually with a design consultant to assist them in making their option and upgrade selections. The design consultants are paid a combination of salary and commission. The Company believes the use of design centers increases homebuyer satisfaction, streamlines the option selection process and ultimately leads to greater profitability.

Sales of the Company’s homes are made pursuant to a standard home sale contract, which is modified to comply with jurisdictional requirements. Typically, each contract requires a deposit from the homebuyer, which may vary from three to ten percent of the purchase price, according to product type and market practice. In addition, the home sale contract typically contains a financing contingency. The financing contingency provides homebuyers with the right to cancel in the event they are unable to obtain financing at a prevailing interest rate within a specified time period from the execution of the home sale contract. The contract may also contain other contingencies, such as the sale of the homebuyer’s existing home. The Company closely monitors all such contingencies.

Land Policy

The Company acquires land in order to provide an adequate and well-located supply for its residential building operations. The Company’s strategy for land acquisition and development is dictated by specific market conditions where it conducts its operations. In general, the Company seeks to minimize the overall risk associated with acquiring undeveloped land by structuring purchase agreements that allow it to control the process of obtaining environmental and other regulatory approvals, but defer the acquisition of the land until the approval process has been substantially completed. In its southern and Florida regions, the Company generally acquires improved lots from land developers on a lot takedown basis. Under a typical agreement with a land developer, a minimal number of lots are purchased initially, and the remaining lot takedowns are subject to the terms of an option agreement. In evaluating possible opportunities to acquire land, the Company considers a variety of factors including feasibility of development, proximity to developed areas, population growth patterns, customer preferences, estimated cost of development and availability and cost of financing.

The Company engages in many phases of development activity, including land and site planning, obtaining environmental and other regulatory approvals, and the construction of roads, sewer, water and drainage facilities, recreation facilities and other amenities.

Back to Contents

As of June 30, 2004, the Company owned building lots that would yield 3,721 homes. As of June 30, 2004, the Company also had under option land and improved lots for an aggregate purchase price of approximately $445 million that would yield 8,570 homes for a total owned or controlled lot position of 12,291. Generally, the Company structures its land acquisitions so that it has the right to cancel the agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, the agreements are generally contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. As of June 30, 2004, the Company had incurred costs associated with the acquisition and development of these parcels aggregating approximately $30 million, including approximately $18 million of paid deposits. Contingent upon the Company obtaining all required regulatory approvals, it anticipates completing a majority of these acquisitions during the next several years. For fiscal 2004, the Company forfeited approximately $481,000 in land deposits and pre-acquisition costs related to the cancellation of contracts to purchase both improved lots and undeveloped land.

The following table sets forth the Company’s land positions as of June 30, 2004.

		Lots under
		option	Total lots
	Lots	agreement	owned or
Region	owned	(controlled)	controlled

Northern	1,906	5,149	7,055
Southern	1,373	2,225	3,598
Florida	442	1,196	1,638

Total	3,721	8,570	12,291

Including the acquisition of Realen Homes in July of 2004, the Company increased the number of lots owned and the number of lots under option agreement by 1,636 lots to 5,357 lots and 746 lots to 9,316 lots, respectively. The total number of lots owned or controlled including the acquisition of Realen homes is 14,673.

Customer Service and Quality Control

The Company believes its customer service begins when the home sale contract is executed. The Company’s homebuyers are provided with a detailed New Homebuyer Manual, which outlines the entire home construction and delivery process. Homebuyers are provided with up to four orientation sessions conducted at the home. These orientation sessions provide the homebuyer with the opportunity to become familiar with the construction and operation of the home as well as provide the Company with valuable feedback. Immediately prior to delivery of the home, the final orientation is conducted, from which a list of items to address is generated.

After delivery of the home, the Company processes all requests for warranty service through its customer service department. In the event service is required, the Company believes that a timely response is critical. The Company typically schedules its contractors to minimize the inconvenience to the homebuyer and attempts to complete the necessary repairs within 14 days of receipt of a request for warranty service. The Company utilizes a two-step customer survey process to obtain valuable feedback from its customers and to help monitor the level of customer satisfaction at the time of and after delivery of the home.

Back to Contents

Warranty Program and Construction Defect Claims

The Company provides all of its homebuyers with a one to two year limited warranty on workmanship and materials and a ten-year limited warranty covering structural items. The extent of the warranties may vary depending on the state in which the Company operates. The Company’s contracts with its subcontractors and suppliers generally require them to indemnify the Company for any claims for defective materials or workmanship arising for up to one year from the date of completion of the item, thereby reducing the Company’s warranty exposure. Because of increasing insurance costs and an analysis of its claims history, the Company now self-insures the first $2 million of each construction defect or product liability claim. Until February 2004, these claims were fully insured, subject to applicable policy limits and exclusions.

Cost Sharing Arrangements and Joint Ventures

From time to time, the Company has developed and owned communities through joint ventures with other parties. More recently, in the northern region, the Company has partnered with other homebuilders and developers to acquire land and/or to develop or improve common off-site facilities, such as sewer treatment plants. Most of these agreements are established as cost sharing arrangements whereby the homebuilders and developers share in the cost of acquiring the parcel or developing or improving the off-site facility. Determinations by the Company to enter into these agreements have been based upon a number of factors, including the opportunity to limit its financial exposure involved in the acquisition of larger parcels of land and the ability to pool resources with other homebuilders and developers with respect to completion of the regulatory approval process for a particular parcel. Once the approval process is complete and the land has been acquired, each company will typically take ownership of a segment of the parcel and begin its own land development and construction process. In some communities in the southern region, as an alternative to land acquisition financing, the Company has partnered with developers to construct and sell homes on the developers’ lots. At the time of settlement, the developers receive a fixed amount for the cost of the lot and a portion of the profits from the sale of the home. The Company will continue to evaluate all opportunities related to cost sharing agreements and joint ventures; however, at the present time, this does not constitute a material portion of the Company’s operations.

Back to Contents

Financial Services

As a part of the Company’s objective to make the home buying process more convenient and to increase the efficiency of its building cycle, the Company offers mortgage brokerage services to its customers. Through the Company’s mortgage brokerage subsidiary, it assists its homebuyers in obtaining financing from unaffiliated lenders. The Company does not fund or service the mortgage loans, nor does it assume any credit or interest rate risk in connection with originating the mortgages. The Company’s mortgage operation derives most of its revenue from buyers of its homes, although it also offers its services to existing homeowners refinancing their mortgages, as well as to customers purchasing new homes from one of the Company’s competitors.

During fiscal 2004, approximately 36% of the Company’s homebuyers utilized the services of its mortgage business. For fiscal 2004, the Company derived less than 1% of its total earned revenues from this business.

Employees

As of June 30, 2004, the Company employed 212 executive, administrative and clerical personnel, 182 sales personnel and 235 construction supervisory personnel and laborers, for a total of 629 employees.

The level of construction and sales employees varies throughout the year in relation to the level of activities at the Company’s various developments. The Company considers its relations with its employees to be good.

Government Regulations

The Company and its subcontractors are subject to continuing compliance requirements of various federal, state and local statutes, ordinances, rules and regulations regarding zoning, plumbing, heating, air conditioning and electrical systems, building permits and similar matters. The intensity of development in recent years in areas in which the Company is actively developing real estate has resulted in increasingly restrictive regulation and moratoriums by governments due to density, sewer and water, ecological and similar factors. Further expansion and development may require prior approval of federal, state and local authorities and may result in delay or curtailment of development activities and costly compliance programs.

In January 1983, the New Jersey Supreme Court rendered a decision known as the “Mount Laurel II” decision, which has the effect of requiring certain municipalities in New Jersey to provide housing for persons of low and moderate income. In order to comply with such requirements, municipalities in New Jersey may require developers, including the Company, in connection with the development of residential communities, to contribute funds or otherwise assist in the achievement of the municipalities’ fair share of low or moderate-income housing. To satisfy these requirements, these municipalities generally approve additional lots within the residential communities the Company is developing and require the Company to build low and moderate income housing on those lots. The Company’s gross profit on homes built on the lots approved for low and moderate income housing is usually substantially less than the gross profit it recognizes on other homes in those communities. The Company had no residential revenue for low and moderate income housing units in fiscal 2004. The Company had residential revenue for low and moderate income housing units totaling approximately $617,000 and $1.8 million in fiscal 2003 and its fiscal year ended June 30, 2002 (“fiscal 2002”), respectively. In addition, the Company contributed $398,000, $200,000 and $815,000 to municipalities in fiscal 2004, fiscal 2003, and fiscal 2002, respectively, in order to satisfy low and moderate income housing requirements for municipalities in which the Company builds. Further, as of June 30, 2004, the Company had commitments with six municipalities for affordable housing contributions totaling approximately $2.5 million, payable in installments through June 2008.

Back to Contents

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

Despite the Company’s past ability to obtain necessary permits and authorizations for the communities the Company builds, more stringent requirements may be imposed on developers and homebuilders in the future. Although the Company cannot determine the effect of such requirements, they could result in time-consuming and expensive compliance programs and substantial expenditures for environmental controls, which could have a material adverse effect on the Company’s results of operations. In addition, the continued effectiveness of permits already granted is subject to many factors beyond the Company’s control, including changes in policies, rules and regulations and their interpretation and application.

Environmental Regulation and Litigation

Development and sale of real property creates a potential for environmental liability on the part of the developer, owner, or any mortgage lender for its own acts or omissions as well as those of prior owners of the subject property or adjacent parcels. While the Company does not currently have any material environmental liabilities of which it is aware, in the future, if hazardous substances are discovered on or emanating from any of its properties, the Company, as well as any prior owners or operators, may be held liable for costs and liabilities relating to these hazardous substances. Environmental studies are generally undertaken in connection with property acquisitions by the Company and it endeavors to obtain Phase I environmental site assessments on all properties acquired. Further governmental regulation on environmental matters affecting residential development could impose substantial additional expense to the Company, which could adversely affect the results of operations or the value of properties owned, or under contract of purchase by the Company.

Competition

The homebuilding industry is highly competitive. The Company competes on the basis of its reputation, location, design, price, financing programs, quality of product and related amenities. The Company competes with regional and national homebuilders, some of which have greater sales, financial resources and geographical diversity than the Company. Numerous local homebuilders and individual resales of homes and homesites provide additional competition.

Back to Contents

Economic Conditions

The Company’s business is affected by general economic conditions in the United States and its related regions and particularly by the level of interest rates. The Company cannot determine whether interest rates will continue to be at levels attractive to prospective home buyers or whether mortgage and construction financing will continue to be available.

Seasonality

The sale and construction of homes may be adversely affected by harsh winter weather conditions in some of the regions in which the Company operates. Residential revenue is typically lowest in our third fiscal quarter and highest in our fourth fiscal quarter.

Item 2.	Properties.

The Company leases office space for its corporate headquarters at 3333 Street Road, Bensalem, Pennsylvania 19020, consisting of approximately 18,500 square feet. The Company also leases additional office space consisting of approximately 6,300 square feet in Bensalem, Pennsylvania, 8,000 square feet in Mount Laurel, New Jersey, a total of 17,000 square feet in two Virginia locations, a total of 12,000 square feet in three North Carolina locations and a total of 13,000 square feet in four locations in the Florida region for certain centralized support services related to operations in those regions.

In connection with the acquisition of Realen Homes in July of 2004, the Company obtained additional leased office space of approximately 9,300 square feet in Yardley, Pennsylvania and 10,000 square feet in Inverness, Illinois.

Item 3.	Legal Proceedings.

General

The Company is not currently subject to any material legal proceedings. From time to time, however, the Company is named as a defendant in legal actions arising from its normal business activities. Although the Company cannot accurately predict the amount of liability, if any, that could arise with respect to legal actions currently pending against it, in its opinion, any such liability will not have a material adverse effect on the financial position, operating results or cash flows.

Back to Contents

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters.

The principal market on which the Company’s Common Stock is traded is the American Stock Exchange, Inc. (Symbol: OHB).

The intra-day high and low sales prices for the Company’s common stock as reported by the American Stock Exchange for the periods indicated below are as follows:

Fiscal year ended June 30,		High	Low

2004	First Quarter	$12.09	$9.60
	Second Quarter	35.00	11.95
	Third Quarter	29.08	19.50
	Fourth Quarter	24.10	14.77

2003	First Quarter	$8.65	$6.00
	Second Quarter	8.43	6.31
	Third Quarter	8.85	6.90
	Fourth Quarter	12.24	6.82

The number of common stockholders of record of the Company as of August 16, 2004 was approximately 200. The Company has not paid a cash dividend since December 1982 and it is the current policy of the Company’s Board of Directors to retain earnings to finance the growth and development of the Company’s business. Therefore, there are no current plans to pay any cash dividends. Any change in this policy will depend on the Company’s future earnings, capital requirements and market conditions. While the Company may consider paying a cash dividend on its common stock in the future, there is no assurance that the Company will do so. In addition, under one or more of the Company’s lending facilities, the Company may not distribute as dividends any more than 5% of each year’s net income.

Item 6.	Selected Financial Data.

The following table sets forth our selected historical consolidated financial data as of and for each of the last five fiscal years ended June 30, 2004. The financial data has been derived from our Audited Consolidated Financial Statements and related notes. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this annual report.

Back to Contents

	Fiscal year ended June 30,

	2004 (1)	2003	2002	2001 (2)	2000

	(in thousands, except homes and per share data)
Statement of earnings data:
Total earned revenues:
Residential properties	$540,745	$382,570	$351,060	$282,384	$176,189
Land sales	787	744	80	1,786	405
Other income	5,726	5,171	3,516	3,052	2,403

Total earned revenues	547,258	388,485	354,656	287,222	178,997
Cost and expenses:
Residential properties	(416,967)	(294,066)	(283,593)	(236,129)	(147,287)
Land sales	(907)	(875)	(102)	(1,664)	(350)
Other	(3,962)	(3,436)	(2,520)	(1,290)	(1,030)
Selling, general and administrative	(62,364)	(44,821)	(39,599)	(30,181)	(17,742)
Interest, net of amounts capitalized	(336)	(232)	(122)	(425)	(429)

Total costs and expenses	(484,536)	(343,430)	(325,936)	(269,689)	(166,838)
Income from operations before income taxes	62,722	45,055	28,720	17,533	12,159
Income taxes	(24,643)	(17,758)	(10,807)	(6,774)	(4,620)

Net income	$38,079	$27,297	$17,913	$10,759	$7,539

Preferred dividends	(104)	(210)	(210)	(210)	(210)

Net income available for common shareholders	$37,975	$27,087	$17,703	10,549	$7,329

Earnings per share:
Basic	$2.57	$2.18	$1.51	$0.91	$0.65
Diluted	2.20	1.65	1.09	0.67	0.49
Weighted average common shares outstanding:
Basic	14,784	12,441	11,745	11,552	11,358
Diluted	17,736	16,652	16,568	16,246	15,728

Supplemental operating data:
Homes delivered (homes)	1,753	1,243	1,322	1,085	768
Average sales price per home delivered	$308	$308	$266	$260	$229
New sales contracts, net of cancellations (homes)	1,822	1,348	1,279	1,183	752
Backlog at end of period (homes)	1,119	752	647	623	409
Backlog at end of period, contract value	$390,827	$285,767	$206,064	$187,098	$127,899

Back to Contents

	As of June 30,

	2004	2003	2002	2001	2000

	(in thousands)
Balance sheet data:
Residential properties	$140,401	$109,895	$112,279	$100,950	$65,669
Land and improvements	161,265	100,791	82,699	71,739	61,991
Inventory not owned	88,995	18,443	—	—	—
Land deposits and costs of	23,356	19,978	13,116	9,258	4,627
future developments
Total assets	486,602	290,709	238,499	213,500	150,328
Obligations related to	81,992	17,643	—	—	—
inventory not owned
Mortgage obligations secured	128,773	106,707	113,058	102,605	69,344
by real estate
Notes payable	4,018	2,531	4,974	11,669	7,563
Shareholders’ equity	174,905	89,539	61,655	43,820	33,271

(1)	Includes operations of Masterpiece Homes for the period subsequent to the July 28, 2003 acquisition date through June 30, 2004.

(2)	Includes operations of Parker & Orleans for the period subsequent to the October 13, 2000 acquisition date through June 30, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company primarily develops, builds and markets high quality single-family homes, townhouses and condominiums. During fiscal 2004, the Company operated in the following nine markets: Southeastern Pennsylvania; Central New Jersey; Southern New Jersey; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; and Orlando, Florida.

The Company has been in operations for 85 years and is a leading homebuilder in the Pennsylvania and New Jersey markets. In each year since 1995, the Company has ranked among the top three homebuilders in the Philadelphia metropolitan area based on the number of new orders. In October 2000, pursuant to a strategic initiative to target growth in new geographic markets, the Company entered the North Carolina and Virginia markets through the acquisition of Parker and Lancaster Corporation. In July 2003, the Company entered the Orlando, Florida market through the acquisition of Masterpiece Homes. The Company’s Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina.

Back to Contents

Information in this annual report includes the operations of Parker & Orleans only to the extent the information relates to periods after the acquisition of Parker and Lancaster Corporation on October 12, 2000 and includes the operations of Masterpiece Homes only to the extent the information relates periods after the acquisition of Masterpiece Homes on July 28, 2003, unless otherwise specifically stated. When the Company refers to the “northern region” in this annual report, the Company is referring to its New Jersey and Pennsylvania markets. When the Company refers to the “southern region” in this annual report, the Company is referring to its North Carolina and Virginia markets. When the Company refers to the “Florida region” in this annual report, the company is referring to its Orlando, Florida market.

The Company entered the Chicago, Illinois market in July 2004 through its acquisition of Realen Homes, an established homebuilder with its corporate headquarters in Southeastern Pennsylvania. The Southeastern Pennsylvania operations of Realen Homes will be merged into the Company’s northern region operations and the Chicago, Illinois operations of Realen Homes will become the Company’s Chicago region. Realen Homes reported revenues for the calendar year ended 2003 and the six months ended June 30, 2004 of approximately $145,000,000 and $39,000,000, respectively. The information in this report does not include the operations of Realen Homes.

Results of Operations

The tables included in “Item 1 – Business” summarize the Company’s revenues, new orders and backlog data for fiscal 2004 with comparable data for fiscal 2003 and 2002.

Fiscal Years Ended June 30, 2004 and 2003

Orders and Backlog

New orders for fiscal 2004 increased $141,870,000 or 30.7%, to $604,143,000 on 1,822 homes, compared to $462,273,000 on 1,348 homes for fiscal 2003. The increase in new order dollars was attributable to the Company’s expansion into the Florida region through the acquisition of Masterpiece Homes which contributed $72,527,000 to the increase in new orders. In addition, new orders increased in the northern and southern regions by $8,039,000, or 2.8%, and $61,304,000, or 34.8%, respectively, when compared to fiscal 2003. The average price per home of new orders remains strong with increases in the northern region and southern regions of approximately 17% and 13%, respectively, compared with fiscal 2003. The increase in the average price per home of new orders on a regional basis was due to the Company’s mix of product offerings and price increases in the northern and southern regions in those communities open during fiscal 2004 when compared with the same communities and products offered for sale in fiscal 2003. The Company believes sales price increases are due to the strong demand for new homes as a result of the growing population, fueled in part by immigration. In addition, historically low interest rates have made housing more affordable for lower income households thereby increasing the overall demand for housing. These factors coupled with the limited supply of entitled lots for residential housing in Pennsylvania and New Jersey due to increased governmental regulations, has positively impacted home pricing trends.

Back to Contents

Overall, the number of new orders for fiscal 2004 increased to 1,822 from 1,348 homes for fiscal 2003, an increase of 474 homes, or 35.2%. In the northern region, the number of new orders for fiscal 2004 decreased to 670 homes from 761 homes in the prior fiscal year, in part, due to delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by governments which the Company believes is due to the intensity of development in recent years. Additionally, the Company intentionally slowed absorption in several northern region new communities to ensure production, pricing and absorption rates were properly balanced. In the southern region, the number of new orders for fiscal 2004 increased to 698 homes from 587 homes for fiscal 2003 as the Company continues to expand organically in this region. Further, the Company’s expansion into Florida through the acquisition of Masterpiece Homes accounted for 454 new home orders for fiscal 2004.

The Company’s backlog at June 30, 2004 increased $105,060,000, or 36.8%, to $390,827,000 on 1,119 homes compared to the backlog at June 30, 2003 of $285,767,000 on 752 homes. The increase in backlog was attributable to an increase in new orders, the Company’s expansion into the Florida region through its acquisition of Masterpiece Homes on July 28, 2003 and favorable economic conditions for the homebuilding industry in the regions where the Company operates. These favorable economic conditions have resulted in positive home pricing trends and consistent customer demand.

Total Earned Revenues

Total earned revenues for fiscal 2004 increased $158,773,000 to $547,258,000, or 40.9%, compared to $388,485,000 for fiscal 2003. Total earned revenues principally consist of residential revenue, but also include revenues from land sales, interest income, property management fees and mortgage processing income. Revenues from the sale of homes included 1,753 homes totaling $540,745,000 during fiscal 2004, as compared to 1,243 homes totaling $382,570,000 during fiscal 2003. The increase in residential revenue was attributable to increases in the northern and southern region residential revenue of $27,571,000, or 11.2%, and $69,263,000, or 51.1%, respectively, when compared to fiscal 2003. In addition, the Company’s expansion into the Florida region through its acquisition of Masterpiece Homes contributed $61,341,000 to the increase in residential revenue. The average price per home delivered remains strong with increases in the northern region and southern region of 27% and 11%, respectively, compared with fiscal 2003. Contributing to the increase in the average price per home for the northern and southern regions was an increase in revenue attributable to customer-selected options, such as bonus rooms and flooring upgrades, for fiscal 2004 when compared to fiscal 2003.

Overall, the number of homes delivered for fiscal 2004 increased by 510 homes, or 41.0%, to 1,753 homes compared to 1,243 homes for fiscal 2003. In the northern region, the number of homes delivered in fiscal 2004 decreased to 669 homes from 766 homes in fiscal 2003. The decrease in the northern region was attributable to the product mix of homes delivered. Specifically, single family homes, which typically have a longer building cycle than townhomes, comprised a larger percentage of the total homes delivered in the northern region during fiscal 2004 than townhomes when compared to the fiscal 2003. In addition, the number of homes delivered also decreased due to delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by state or local governmental authorities. In the southern region, the number of homes delivered in fiscal 2004 increased to 651 homes from 477 homes in fiscal 2003 as the Company continues to expand in organically this region. Further, the Company’s expansion into Florida through the acquisition of Masterpiece Homes accounted for an increase of 433 homes delivered in fiscal 2004.

Back to Contents

Costs and Expenses

Costs and expenses for fiscal 2004 increased $141,106,000 to $484,536,000, or 41.1%, compared with fiscal 2003. The cost of residential properties for fiscal 2004 increased $122,901,000 to $416,967,000, or 41.8%, when compared with fiscal 2003. The increase in cost of residential properties was primarily attributable to the increased residential properties revenue in the southern and Florida regions noted above. The consolidated gross profit margin for fiscal 2004 decreased 0.2% to 22.9% compared to 23.1% for fiscal 2003. The decrease in the consolidated gross profit margin for fiscal 2004 was primarily attributable to a shift in the mix of residential properties revenue by region as a percentage of the consolidated residential properties revenue when compared to fiscal 2003. The northern region, which has significantly higher gross profit margins than the southern and Florida regions, comprised a smaller percentage of the consolidated residential properties revenue in fiscal 2004 than in fiscal 2003. While the shift in the mix of residential properties revenue by region resulted in a decrease in the consolidated gross profit margin for fiscal 2004, the gross profit margins increased in the northern and southern regions for fiscal 2004 when compared to fiscal 2003. Increased gross profit margins in the northern and southern regions were attributable to the average selling price per home increasing at a greater rate than the average cost per home. Increased costs of land, insurance and certain building materials, primarily lumber, have been outpaced by an increase in the average selling price per home and a decrease in the cost of borrowing thereby positively impacting gross profit margins. The Company sells a variety of home types in various communities and regions, each yielding a different gross profit margin. As a result, depending on the mix of both communities and of home types delivered, the consolidated gross profit margin may fluctuate up or down from year to year and a comparison of annual gross profit margins from year-to-year may not be indicative of the results of operations for the year.

Interest included in the costs and expenses of residential properties and land sold for fiscal 2004 and fiscal 2003 was $7,597,000 and $8,073,000, respectively. The decrease in the interest included in the costs and expenses of residential properties and land sold despite the overall increase in the cost of residential property is attributable to reduced leverage and continuing low interest rates during the construction periods for both the site improvements and the homes. The interest incurred during the construction periods is expensed to the cost of residential property in the period in which the unit settles.

Back to Contents

For fiscal 2004, selling, general and administrative expenses increased $17,543,000 to $62,364,000, or 39.1%, when compared with fiscal 2003. The increase in selling, general and administrative expenses was due to an increase in Florida region expenses of $6,871,000 due to increased sales volume resulting from the Company’s expansion into Florida through its acquisition of Masterpiece Homes on July 28, 2003, and an increase in sales commissions and selling costs in the southern region of approximately $4,960,000 as a result of the Company’s continued expansion in this region. The remaining increase in selling, general and administrative expenses was primarily attributable to increases in general and administrative payroll, incentive compensation and travel expenses in the northern and southern regions. The Company has a bonus compensation plan for its executive officers and key employees calculated at a predetermined percentage of certain of its consolidated pretax earnings. In addition, certain employees not participating in the bonus compensation plan are awarded bonuses at the discretion of the Company’s senior management.

The selling, general and administrative expenses as a percentage of residential revenue for fiscal 2004 improved to 11.5% from 11.7% as compared to fiscal 2003.

Income Tax Expense

Income tax expense for fiscal 2004 increased $6,885,000, or 38.8%, to $24,643,000 from $17,758,000 for fiscal 2003. The increase in income tax expense for fiscal 2004 is attributable to an increase in income from operations.

Additionally, income tax expense as a percentage of income from operations before income taxes was 39.3% and 39.4% for fiscal 2004 and fiscal 2003, respectively. The slight decrease in the effective tax rate is due to the Company’s fiscal 2004 entry into Florida, which has a lower state tax rate than the other states in which the Company operates.

Net Income

Net income for fiscal 2004 increased $10,782,000, or 39.5%, to $38,079,000, compared with $27,297,000 for fiscal 2003. This increase in net income is attributable to an increase in residential property revenue primarily as a result of favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. The Company believes the primary factors resulting in favorable conditions in the homebuilding industry include: the strong demand for new homes as a result of an increase in immigration and new household formation; historically low interest rates which enhance the affordability of homes and increase the ability of the customer to spend more on options; and the limited supply of entitled lots for residential housing due to increased governmental regulation, which increases the value of lots already owned by the Company. In addition, the Company’s expansion into Florida through its acquisition of Masterpiece Homes on July 28, 2003 also contributed to the increase in net income.

Back to Contents

Costs incurred in fiscal 2004 resulting from the acquisition of Masterpiece Homes included the following items: the amortization of fair market value of the stock options granted to Robert Fitzsimmons; contingent payments to Robert Fitzsimmons representing 25% of the pre-tax profits of Masterpiece Homes since December 31, 2003; an inventory write-up to record the fair market value of the inventory acquired from Masterpiece Homes; and deferred payments to Robert Fitzsimmons that are contingent upon his continued employment with the Company. The costs described above, reduced the Company’s consolidated net income for fiscal 2004 by $1,147,000.

Fiscal Years Ended June 30, 2003 and 2002

Orders and Backlog

The dollar value of new orders for fiscal 2003 increased $105,994,000, or 29.8%, to $462,273,000 on 1,348 homes compared to $356,279,000 on 1,279 homes for fiscal 2002. The increase in new orders was the result of favorable conditions in the homebuilding industry, most notably, favorable financing conditions. In addition, the average price per unit of new orders in the combined regions increased approximately 23%, to $343,000 per home for fiscal 2003, compared to $279,000 per home for fiscal 2002. This change in the average price per unit of new orders was due to a change in the Company’s product offerings, to more single-family homes, as well as an increase in unit sales prices due to favorable economic conditions in the homebuilding industry. Unit sales prices increased at the majority of communities open during fiscal 2003, when compared with the same communities and products offered for sale during fiscal 2002.

Overall the number of new orders for fiscal 2003 increased by 69 homes, or 5.4%, to 1,348 homes compared to 1,279 homes for fiscal 2002. In the northern region, the number of new orders for fiscal 2003 decreased to 761 homes from 798 homes for fiscal 2002 due to a change in the Company’s product offerings to more single-family homes when compared with the prior fiscal year. The number of new orders also decreased due to delays in the opening of new communities during fiscal 2003, as a result of increasingly restrictive regulations and moratoriums by governments, which the Company believes is due to the intensity of development in recent years. In the southern region, the number of new orders for fiscal 2003 increased to 587 homes from 481 homes for fiscal 2002 as the Company continued to expand in the southern region. In addition, the Company increased its advertising and marketing in the southern region to support its expansion in this market.

The dollar backlog at June 30, 2003 increased $79,703,000, or approximately 38.7%, to $285,767,000 on 752 homes compared to the backlog at June 30, 2002 of $206,064,000 on 647 homes. The increase in backlog dollars was primarily attributable to favorable economic conditions for the homebuilding industry in the regions where the Company operated. These favorable economic conditions, most notably favorable financing conditions, have resulted in positive home pricing trends and consistent customer demand.

Back to Contents

Total Earned Revenues

Total earned revenues for fiscal 2003 increased $33,829,000 to $388,485,000, or 9.5%, compared to $354,656,000 for fiscal 2002. Total earned revenues principally consist of residential revenue, but also include revenue from land sales, interest income, property management fees and mortgage processing income. Revenues from the sale of residential homes included 1,243 homes totaling $382,570,000 during fiscal 2003, as compared to 1,322 homes totaling $351,060,000 during fiscal 2002. The increase in residential revenue was due to an increase in northern region residential revenue of approximately $23,048,000 and an increase in southern region residential revenue of approximately $8,462,000, compared with fiscal 2002. The overall increase in residential revenue was attributable to an increase in the average selling price per home for fiscal 2003, compared to the prior fiscal year, partially offset by a decrease in homes delivered in fiscal 2003 compared to fiscal 2002. This change in the average selling price per home was due to a change in the Company’s product offerings in the northern region, to more single-family homes, as well as an overall increase in unit sales prices due to favorable economic conditions in the homebuilding industry. Furthermore, a shortage of approved building lots in key markets resulted in additional favorable pricing conditions for homebuilders.

The overall decrease in homes delivered was partially due to a shift in homebuyer patterns in the southern region to more pre-construction sales rather than pre-built specification home sales. Fewer homes were delivered in the southern region in fiscal 2003 when compared with fiscal 2002 as pre-construction new orders take longer to fulfill than new orders for pre-built specification homes. In addition, a change in the Company’s product offerings, to more single-family homes, resulted in fewer homes delivered during fiscal 2003 when compared with fiscal 2002. Further, harsh winter weather conditions in the regions in which the Company operates also contributed to a decrease in the number of homes delivered for fiscal 2003 compared to fiscal 2002. The overall average selling price per home delivered in fiscal 2003 increased by approximately 15.8% to $308,000 per home, compared to $266,000 per home for fiscal 2002. The overall average sales price per home varies from year-to-year depending upon product offerings, among other factors. Average sales prices increased at the majority of communities open during fiscal 2003, when compared with the same communities and products offered for sale during the fiscal 2002.

Costs and Expenses

Costs and expenses for fiscal 2003 increased $17,494,000, or 5.4%, to $343,430,000, compared with fiscal 2002. The cost of residential properties for fiscal 2003 increased $10,473,000 to $294,066,000, or 3.7%, when compared with fiscal 2002. The increase in the cost of residential properties by approximately 3.7% compared to the increase in residential property revenue of approximately 9% during the same time period was due to an increase in gross profit margins for fiscal 2003 compared to fiscal 2002. Gross profit margins on residential property revenues were 23.1% for fiscal 2003, compared with 19.2% for fiscal 2002. The increase in gross profit margin on residential property revenues for fiscal 2003 compared with fiscal 2002 was a result of favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. Also contributing to the increase in gross profit margin on residential property revenue were the decreased costs of construction financing and the relatively stable costs for key building materials, when compared to the prior fiscal year.

Back to Contents

For fiscal 2003, selling, general and administrative expenses increased $5,222,000 to $44,821,000, or 13.2%, when compared with fiscal 2002. The increase in selling, general and administrative expenses was primarily attributable to an increase in sales commissions and incentive compensation of approximately $3,160,000 attributable to the Company’s growth in residential revenue and profit. The Company has a bonus compensation plan for its executive officers and key employees calculated at a predetermined percentage of certain of its consolidated pretax earnings. In addition, certain regional employees not participating in the bonus compensation plan were awarded bonuses based upon the pretax earnings of the respective regions. An increase in advertising costs of approximately $856,000 also contributed to an increase in selling, general and administrative expense. The increase in advertising costs was primarily related to the southern region as the Company continued its efforts to expand in this area and shift customers’ buying patterns to more pre-construction sales rather than pre-built specification homes. The selling, general and administrative expenses as a percentage of residential property revenue increased to 11.7% for fiscal 2003 compared to 11.3% for fiscal 2002. The increase in selling, general and administrative expenses as a percentage of residential property revenue was primarily attributable to the increase in fixed advertising costs, related to the southern region as noted above, and an increase in incentive compensation as a result of the overall increased profitability of the Company when compared with the prior year comparable period.

Income Tax Expense

For fiscal 2003, income tax expense increased $6,951,000 to $17,758,000, or 64.3%, when compared with fiscal 2002. The increase in income tax expense was primarily attributable to an increase in income from operations. Additionally, as a result of changes in state tax laws, during fiscal 2003, in the states in which the Company operates, the Company adjusted its effective tax rate on a cumulative basis to 39.4% of income from operations before income taxes for fiscal 2003 compared to 37.6% from operations before income taxes for fiscal 2002. The increase in the effective tax rate resulted in an increase in income tax expense of $817,000 for fiscal 30, 2003 when compared with the same effective tax rate of 37.6% for fiscal 2002.

Back to Contents

Net Income

Net income for fiscal 2003 increased $9,384,000, or 52.4%, to $27,297,000, compared with $17,913,000 for fiscal 2002. This increase in net income was primarily attributable to increased residential property revenue in the northern region and favorable conditions in the homebuilding industry resulting in strong customer demand, positive home pricing trends and improved gross margins.

Liquidity and Capital Resources

On an ongoing basis, the Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company’s sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. The Company also completed a public offering of stock during fiscal 2004. The Company anticipates successfully negotiating and entering into a $400,000,000 secured loan facility, expandable to $500,000,000, that would replace the bridge loan described below and entered into in connection with the acquisition of Realen Homes. This new loan facility would be the primary source of financing for land acquisitions and working capital. The Company believes that this anticipated loan facility, funds generated from operations and financing commitments from available lenders will provide it with sufficient capital to meet its existing operating needs.

Public Stock Offering. On March 11, 2004, the Company completed a public offering of 2,000,000 newly issued shares of common stock at a public offering price of $24.75 per share. The offering raised approximately $46,045,000, net of the underwriters’ discount and offering expenses, of which approximately $37,064,000 was initially used to reduce the Company’s outstanding mortgage and note obligations. The Company intends to use balance of the net proceeds for other general corporate purposes, which may include the development of new residential communities, land acquisitions and the acquisition of other homebuilders, among others.

Debt Financing. At June 30, 2004, the Company had approximately $196,803,000 available under existing secured revolving and construction loans for planned development expenditures. A majority of the Company’s debt is variable rate, based on LIBOR or the prime rate, and therefore, the Company is exposed to market risk in the area of interest rate changes. At June 30, 2004, the LIBOR and prime rates of interest were 1.36% and 4.00%, respectively.

The Company has generally financed its development and construction activities on a community-by-community basis so that, for each community the Company builds, it has a separate credit facility. Accordingly, the Company has numerous credit facilities. While the loan agreements relating to these facilities contain certain covenants, they generally contain few, if any, material financial covenants. Typically, the Company’s loan agreements contain covenants requiring it to:

Back to Contents

•	obtain agreements of sale for a specified number of homes within a specified time period, with the number of homes and time period varying by community;

•	not distribute dividends greater than 5% of each year’s net income;

•	not permit a change in control of the Company or of any subsidiary that is a party to the applicable loan agreement;

•	complete any construction which is the subject of the loan agreement without significant delay and in accordance with the previously submitted construction plans;

•	notify the lender, in writing, immediately if the Company receives a claim of lien with respect to any services, labor, or material furnished in connection with applicable construction, and to remove any such lien within 10 days after the date the lien was filed;

•	maintain certain minimum levels of insurance;

•	when requested by lender, provide inventory status reports and financial statements and other inventory and financial information reasonably requested by lender;

•	furnish the lender with copies of all notices received by the Company claiming any breach or potential breach of any contracts related to the construction, claiming or asserting a right to a lien for work performed or materials provided in connection with construction, or from any governmental authority asserting that the land or construction which is the subject of the loan agreements may or does violate any law or regulations;

•	not enter into leases affecting the land or the construction which is the subject of the applicable loan documents without the prior written consent of the lender;

•	not obtain subordinate financing on the land, construction or other property granted as security under applicable loan documents with the prior approval of the lender; and

•	not sell or otherwise dispose of any of the land or the construction which is the subject of the applicable loan documents, except as part of sales of completed homes to homebuyers in the ordinary course of business.

The Company is in compliance with the financial covenants set fort in its loan documents.

On July 28, 2004 the Company obtained a $120,000,000 bridge loan to finance the acquisition of Realen Homes, refinance certain outstanding indebtedness of Realen Homes and provide the Company with short-term liquidity for land purchases and residential development and construction site improvements. The bridge loan has a maturity date of November 30, 2004. Interest is payable monthly at LIBOR plus 225 basis points on the portion of the outstanding principal balance that does not exceed $60,000,000 and LIBOR plus 250 basis points on the portion of the outstanding principal balance that exceeds $60,000,000. The Company used $53,348,000 of the available $120,000,000 under the bridge loan to finance the acquisition of Realen Homes. The Company is currently negotiating a $400,000,000 secured loan facility that is expandable to $500,000,000 that would replace the bridge loan and would be the primary source of financing for land acquisitions and working capital.

Back to Contents

On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes and entered into an employment agreement with the president of Masterpiece Homes, Robert Fitzsimmons. Masterpiece Homes is an established homebuilder located in Orange City, Florida. The material terms of the stock purchase agreement and employment agreement are as follows: (i) $3,900,000 in cash to the selling shareholders at closing; and (ii) $2,130,000 to the selling shareholders payable January 1, 2005, unless prior to that date Mr. Fitzsimmons is terminated for cause or terminates his employment without good reason, as defined in the employment agreement; (iii) sale of 30,000 shares of the Company’s common stock at $8 per share with an option for Mr. Fitzsimmons to require the Company to repurchase the shares at the same price; (iv) an option in favor of Mr. Fitzsimmons to purchase 45,000 shares of the Company’s common stock at $10.64 per share vesting equally on December 31, 2004, 2005 and 2006; and (v) contingent payments to Mr. Fitzsimmons representing 25% of Masterpiece Home’s pre-tax profits for the calendar years ended December 31, 2004, 2005 and 2006. To fund the acquisition, the Company borrowed $2,000,000, at an annual rate of LIBOR plus 4%, from Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, under the Company’s existing unsecured line of credit agreement and used funds from operations to fund the remaining payments due. In December 2003, the unsecured line of credit with Mr. Orleans was completely repaid and the line was terminated as of June 30, 2004.

Net cash used in operating activities for fiscal 2004 was $27,945,000, compared to net cash provided by operating activities for fiscal 2003 of $11,446,000. The increase in net cash used in operating activities of $39,391,000 during fiscal 2004 was primarily attributable to the increased activity in residential properties completed or under constructions, site work costs and the acquisition of undeveloped land and improved building lots that will yield approximately 2,480 building lots with an aggregate purchase price of approximately $111,793,000. This was partially offset by an increase in net income when compared with fiscal 2003. Net cash used in investing activities for fiscal 2004 was $7,757,000, compared to $1,613,000 for fiscal 2003. This increase was primarily related to the acquisition of Masterpiece Homes on July 28, 2003. Net cash provided by financing activities for fiscal 2004 was $59,781,000, compared to net cash used in financing activities of $8,207,000 for fiscal 2003. The increase in net cash provided by financing activities of $67,988,000 is primarily attributable to proceeds of $46,045,000 received in connection with the sale of 2,000,000 newly issued shares of the Company’s common stock and an increase in financing to support the increase in real estate held for development as noted above.

On July 28, 2004, pursuant to a Purchase Agreement of the same date, the Company completed its acquisition of all of the issued and outstanding partnership interests in Realen Homes, a Pennsylvania limited partnership, from Realen General Partner, LLC, a Pennsylvania limited liability company, and DB Homes Venture L.P., a Pennsylvania limited partnership. The Company acquired the limited partner’s interest in Realen Homes and a subsidiary of the Company, RHGP LLC, acquired the general partner’s interest and serves as the general partner of Realen Homes.

Back to Contents

In accordance with the Purchase Agreement, the consideration paid by the Company consisted of: (i) $53,348,291 in cash delivered at closing, (ii) a promissory note of the Company in the aggregate principal amount of $5 million, payable over a period of up to two years, with an interest rate of 3% per year and (iii) a warranty holdback of $1.5 million retained by the Company to be applied toward the administration of any warranty claims made against Realen Homes. The Company borrowed all of the cash paid at closing under the aforementioned $120,000,000 bridge loan. The purchase price was determined based on Realen Homes’ book value at June 30, 2004, its management personnel, its profitability, its backlog and its land position. The acquisition will be accounted for as a purchase.

The acquisition included, subject to specified exceptions, all assets and liabilities of Realen Homes, including land owned or under contract or negotiation, homes under construction but not sold or sold but not delivered, sales offers and reservations, and model homes and furnishings. The acquired assets were used by Realen Homes in the homebuilding business in Pennsylvania and Illinois. The Company intends to continue to use the acquired assets in the homebuilding business.

Lot Positions

As of June 30, 2004, the Company owned or controlled approximately 12,291 building lots. Included in the aforementioned lots, the Company had contracted to purchase, or has under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $445,363,000 that are expected to yield approximately 8,570 building lots. Included in these totals is an agreement entered into in December 2003 to purchase approximately 300 acres of undeveloped land expected to yield approximately 400 building lots with a purchase price of approximately $60,000,000. Additionally, the totals include an agreement entered into in January 2004 to purchase undeveloped land expected to yield approximately 422 building lots with a purchase price of approximately $25,500,000 and a non-refundable deposit of $3,000,000 as of June 30, 2004.

Undeveloped Land Acquisitions

In recent years, the process of acquiring desirable undeveloped land has become extremely competitive, particularly in the northern region, mostly due to the lack of available parcels suitable for development. In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land by forfeiture of its deposit under the agreement. As of June 30, 2004, all of the Company’s agreements to purchase undeveloped land were structured in this

Back to Contents

manner. For fiscal 2004, the Company forfeited approximately $203,000 in land deposits related to the cancellation of purchase agreements of which $178,000 related to contracts to purchase undeveloped land and $25,000 related to contracts to purchase improved lots. Included in the balance sheet captions “Inventory not owned – Variable Interest Entities” and “Land deposits and costs of future developments”, at June 30, 2004 the Company had $24,626,000 invested in 45 parcels of undeveloped land, of which $12,220,000 is deposits, a portion of which is non-refundable. The acquisition of these parcels of undeveloped land is expected to yield approximately 6,765 building lots. The Company attempts to mitigate the risks involved in acquiring undeveloped land by structuring its undeveloped land acquisitions so that the deposits required under the agreements coincide with certain benchmarks in the governmental approval process, thereby limiting the amount at risk. This process allows the Company to periodically review the approval process and make a decision on the viability of developing the acquired parcel based upon expected profitability. In some circumstances the Company may be required to make deposits solely due to the passage of time. This structure still provides the Company an opportunity to periodically review the viability of developing the parcel of land. In addition, the Company primarily structures its agreements to purchase undeveloped land contingent upon obtaining all governmental approvals necessary for construction. Under most agreements, the Company secures the responsibility for obtaining the required governmental approvals as the Company believes that it has significant expertise in this area. The Company intends to complete the acquisition of undeveloped land after all governmental approvals are in place. In certain circumstances, however, when all extensions have been exhausted, the Company must make a decision on whether to proceed with the purchase even though all governmental approvals have not yet been received. In these circumstances, the Company performs reasonable due diligence to ascertain the likelihood that the necessary governmental approvals will be granted. At June 30, 2004, the Company had preliminary approval for all of the parcels included in the balance sheet caption Land held for development or sale and improvements.

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

At June 30, 2004, the Company had contracted to purchase or had under option approximately 1,805 improved building lots for an aggregate purchase price of approximately $129,500,000, including $5,646,000 of deposits.

Back to Contents

The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance the acquisitions described above. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

Inflation

Inflation can have a significant impact on the Company’s business performance and the homebuilding industry in general. Rising costs of land, materials, labor, overhead, administrative costs and interest rates on floating credit facilities can adversely affect the Company’s business performance. In addition, rising costs of certain items, such as lumber, can adversely affect the expected profitability of the Company’s backlog. Generally, the Company has been able to recover any increases in costs through increased selling prices. However, there is no assurance the Company will be able to continue to increase selling prices to cover the effects of inflation in the future.

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

Certain off-balance sheet arrangements, contractual obligations and commitments are disclosed in various sections the Consolidated Financial Statements, Notes to Consolidated Financial Statements and below. Some typical off-balance sheet arrangements commonly affecting homebuilders include:

•	Cost sharing arrangements and unconsolidated real estate joint ventures—capital contribution requirements;

•	Debt and debt service guarantees;

•	Surety bonds and standby letters of credit;

•	Executed contracts for construction and development activity; and

•	Variable interest entities, which are not consolidated.

Each of these items are described below or in “Critical Accounting Policies” following this section.

Cost Sharing Arrangements and Unconsolidated Real Estate

Joint Ventures – Capital Contribution Requirements.   The Company has developed and owned communities through joint ventures, accounted for using the equity method, with other parties in the past. However, at the present time joint venture activities do not constitute a material portion of the Company’s operations. In addition, the Company has partnered with other homebuilders and developers, under cost sharing agreements, to acquire land and/or to develop or improve common off-site facilities, such as sewer treatment plants, that will benefit both parties. Most of these agreements are established as cost sharing agreements whereby the homebuilders and developers share in the cost of acquiring the parcel or improving the off-site facility. The Company currently does not have any material unfunded commitments with respect to joint ventures or cost sharing arrangements.

Back to Contents

Debt and Debt Service Guarantees. At June 30, 2004, the Company had mortgage and other note obligations on the balance sheet totaling $132,791,000. The Company currently does not have any off-balance sheet debt service guarantees.

Surety Bonds and Standby Letters of Credit. As of June 30, 2004, the Company had $63,412,000 in surety bonds and $4,921,000 in outstanding standby letters of credit in favor of local municipalities or financial institutions to guarantee the construction of real property improvements or financial obligations. The $63,412,000 in surety bonds guarantee the construction of public improvements and infrastructure such as sewer, streets, traffic signals, grading, and wildlife preservations in connection with the various communities the Company is developing. Surety bonds are commonly required by public agencies from homebuilders and other real estate developers. The surety bonds and standby letters of credit are renewable and expire upon completion of the required improvements. Standby letters of credit are a form of credit enhancement that is commonly required in real estate development to secure the construction of public improvements. In the past three fiscal years, no surety bonds or standby letters of credit have been drawn on for use to satisfy the Company’s obligations.

Executed Contracts for Site Work and Construction Activity. The Company has entered into site work and construction contracts with various suppliers and contractors. These contracts are for construction and development activity in the numerous communities the Company has under development, and are originated in the normal course of business. The site work contracts generally require specific performance by the contractor to prepare the land for construction and are written on a community-by-community basis. For larger communities, site work contracts are awarded in phases in order to limit any long-term commitment by the Company or its contractors. Generally, site work contracts are completed in less than one year. The Company acts as a general contractor and contracts with various subcontractors at specified prices for construction of the homes it sells. Subcontractors generally work on a piece meal basis and are not awarded contracts for a specified number of homes. These commitments are typically funded by construction loans and are originated in the normal course of business.

Summary of Outstanding Obligations

The following table summarizes the Company’s outstanding obligations as of June 30, 2004 and the effect such obligations are expected to have on its liquidity and cash flow in future periods. For mortgage and other note obligations, payments due by period are shown based on the expiration date of the loan. Generally, the Company repays the loan obligation at the time the homes, which are collateral, are delivered. Loan obligations are repaid at a predetermined percentage (approximately 85%) of the base selling price of a home when a home is delivered (see Note 6 of Notes to Consolidated Financial Statements for further details), which usually results in the loan being fully repaid before all homes in the development are delivered.

Back to Contents

		Payments due during fiscal year ended June 30,

							Payments due
	Total	2005	2006	2007	2008	2009	thereafter

		(in thousands)
Obligations:
Mortgage and other
note obligations	$132,791	$101,698	$20,114	$10,186	$80	$713	—
Operating leases	3,540	985	840	752	626	337	—
Affordable housing
contributions	2,541	743	808	330	330	330	—

Total obligations	$138,872	$103,426	$21,762	$11,268	$1,036	$1,380	$—

The above table does not include certain obligations incurred in the ordinary course of business, such as trade payables.

The above table also does not include any amounts needed to acquire lots or land under option or cancelable purchase contracts because these arrangements are completed only at the Company’s discretion, subject only to loss of option or deposit amounts and costs capitalized to date. Therefore, these option and cancelable purchase contracts do not represent binding enforceable purchase obligations. As of June 30, 2004, the Company had contracted to purchase, or had under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $445 million that are expected to yield approximately 8,570 lots.

Critical Accounting Policies

The preparation of the Company’s Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, impairment of real estate assets, capitalization of costs, environmental liability exposure, miscellaneous litigation reserves, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

Consolidation of Variable Interest Entities. In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” Variable interest entities are entities controlled by another entity through means other than voting rights. FASB Interpretation No. 46 provides guidance on determining whether and how a business enterprise should consolidate a variable interest entity.

Back to Contents

FASB Interpretation No. 46 requires significant use of judgment and estimates in determining its application. See Note 1 of Notes to Consolidated Financial Statements and pages 36 and 37 of this report for additional discussion of FASB Interpretation No. 46.

Estimates. Impairment charges to reduce the Company’s real estate inventories to net realizable value are recorded using several factors including management’s plans for future operations, recent operating results and projected cash flows, which include assumptions related to expected future demand and market conditions. The adequacy of the Company’s impairment charges could be materially affected by changes in market conditions.

Estimates for construction costs for homes closed are recorded in the period when the related home is closed. These estimates are based on detailed budgets for each home and historical experience and trends. If actual costs change, significant variances may be encountered.

Reserves for the estimated cost of homes under warranty are recorded in the period in which the related home is closed and are based on historical experience and trends. Should actual warranty experience change, revisions to the estimated warranty liability would be required.

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

Revenue Recognition. The Company primarily derives its total earned revenues from the sale of residential property. The Company recognizes residential revenue when title is conveyed to the homebuyer at the time of closing. The Company also sells developed and undeveloped land in bulk and under option agreements. Revenues from sales of land and other real estate are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied. During fiscal 2004, 2003 and 2002, all sales transactions met the criteria for, and were accounted for, utilizing the full accrual method.

To the extent that certain sales or portions thereof do not meet all conditions necessary for profit recognition, the Company would use other methods to recognize profit, including the percentage-of-completion, cost recovery and the deposit methods. These methods of profit recognition defer a portion or all of the profit to the extent it is dependent upon the occurrence of future events. Also, in general, specific identification and relative sales value methods are used to determine the cost of sales. Management estimates of future costs to be incurred after the completion of each sale are included in cost of sales. A change in circumstances that causes these estimates of future costs to increase or decrease significantly would affect the gain or loss recognized on future sales.

Back to Contents

Impairment. The Company assesses the impairment of its real estate assets when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators the Company considers important, which could trigger an impairment review, include the following:

•	significant negative industry or economic trends;
•	a significant underperformance relative to historical or projected future operating results;
•	a significant change in the manner in which an asset is used; and
•	an accumulation of costs significantly in excess of the amount originally expected to construct an asset.

Real estate is stated at the lower of cost or estimated fair value using the methodology described as follows. A write-down to estimated fair value is recorded when we determine that the net book value exceeds the estimated selling prices less cost to sell. These evaluations are made on a property-by-property basis. When the Company determines that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, an impairment write-down is recorded. Values from comparable property sales will also be considered. The evaluation of future cash flows and fair value of individual properties requires significant judgment and assumptions, including estimates of market value, development absorption, and remaining development costs. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded.

Capitalization of Costs. Costs capitalized include direct construction and development costs, including predevelopment costs, interest on indebtedness, real estate taxes, insurance, construction overhead and indirect project costs. Costs previously capitalized related to any abandoned development opportunities are written off when it is determined such costs will not provide any future benefits. Any decrease in development activity may result in a portion of capitalized costs being expensed.

Environmental Liability Exposure. Development and sale of real property creates a potential for environmental liability on the Company’s part as owner and developer, for its own acts as well as the acts of prior owners of the subject property or owners or past owners of adjacent parcels. If hazardous substances are discovered on or emanating from any of its properties, the Company and prior owners may be held liable for costs and liabilities relating to those hazardous substances. The Company generally undertakes environmental studies in connection with its property acquisitions. In the event the Company incurs environmental remediation costs, including clean up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean up, litigation defense, and the pursuit of responsible third parties, if these costs are incurred in connection with properties the Company previously sold, then they are expensed. The Company capitalizes costs relating to land under development and undeveloped land as part of development costs. Costs incurred for properties to be sold are deferred and charged to cost of sales when the properties are sold. Should a previously undetected, substantial environmental hazard be found on the Company’s properties, significant liquidity could be consumed by the resulting clean up requirements and a material expense may be recorded. Further, governmental regulation on environmental matters affecting residential development could impose substantial additional expense on the Company, which could adversely affect its results of operations or the value of properties owned under contract, or purchased by the Company. For additional information regarding risks associated with environmental hazards and environmental regulation, see Note 12 of Notes to Consolidated Financial Statements.

Back to Contents

Income Taxes. As part of the process of preparing the consolidated financial statements, significant management judgment is required to estimate income taxes. Estimates are based on interpretation of tax laws. The Company estimates actual current tax due and assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. See Note 9 of Notes to Consolidated Financial Statements for a discussion of income taxes. Adjustments may be required by a change in assessment of deferred tax assets and liabilities, changes due to audit adjustments by Federal and State tax authorities, and changes in tax laws. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the statement of operations and/or balance sheet. These adjustments could materially impact our financial position and results of operation and liquidity.

Stock Based Compensation. Effective July 1, 2002, the Company adopted the preferable fair value recognition provisions of SFAS No. 123, “Accounting for Stock Issued to Employees.” The Company selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” See Note 10 of Notes to Consolidated Financial Statements for additional disclosure and discussion on stock-based compensation.

New Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company adopted SFAS No. 144 effective July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the financial position or results of the operation of the Company.

Back to Contents

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), and the amendments to SFAS No. 4 and SFAS No. 64, “Extinguishments of Debt made to Satisfy Sinking-Fund Requirements” (“SFAS No. 64”). Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). However, due to the nature of the Company’s operations, it is not expected that such treatment will be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB No. 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 effective July 1, 2002. The adoption of SFAS No. 145 did not have a material impact on the financial position or results of operation of the Company.

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. SFAS No. 146 addresses the accounting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The adoption of SFAS No. 146 did not have impact on the financial position or results of operation of the Company.

In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No 148”) which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 effective July 1, 2002. The adoption of SFAS No. 148 did not have a material impact on the financial position or results of operations of the Company.

Back to Contents

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). The FASB issued a revised FIN 46 in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For VIEs created before January 31, 2003, FIN 46 was deferred to the end of the first interim or annual period ending after March 15, 2004. The Company fully adopted FIN 46 effective March 31, 2004.

Based on the provisions of FIN 46, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant deposit that is not unconditionally refundable, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIEs inventory will be reported as “Inventory Not Owned – Variable Interest Entities.” The Company recorded $88,995,000 in Inventory Not Owned – Variable Interest Entities as of June 30, 2004. Included in the balance is $21,932,000 which pertains to option agreements to acquire land or lots that were executed prior to January 31, 2003 and recorded as VIEs as a result of the full adoption of FIN 46.

At June 30, 2004, the Company consolidated twenty-three VIEs as a result of its option to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these twenty-three VIEs totaling $7,683,000. At June 30, 2003 the Company consolidated five VIEs created from February 1, 2003 to June 30, 2003 as a result of its option to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these five VIEs totaling $800,000. The Company’s deposits and any costs incurred prior to acquisition of the land or lots, represent our maximum exposure to loss. The fair value of the VIEs inventory will be reported as “Inventory Not Owned – Variable Interest Entities. The Company recorded $88,995,000 and $18,443,000 in Inventory Not Owned – Variable Interest Entities as of June 30, 2004 and June 30, 2003, respectively. Included in the balance is $21,932,000 which pertains to option agreements to acquire land or lots that were executed prior to January 31, 2003 and recorded as VIEs as a result of the full adoption of FIN 46. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $81,992,000 and $17,643,000 at June 30, 2004 and 2003, respectively, was reported on the balance sheet as Obligations related to inventory not owned. Creditors, if any, of these VIEs have no recourse against the Company.

Back to Contents

The Company will continue to secure land and lots using options. In addition to the deposits and other costs capitalized in connection with the VIEs above, the Company had total costs incurred to acquire land and lots at June 30, 2004 of approximately $30,368,000, including $17,866,000 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $445,000,000. The maximum exposure to loss is limited to deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments, (2) obligations to repurchase the issuer’s equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company adopted SFAS No. 150 effective July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. The Company adopted the provisions of this statement immediately, as required, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” issued during the third quarter of 2003, provides guidance on revenue recognition for revenues derived from a single contract that contain multiple products or services. EITF 00-21 also provides additional requirements to determine when these revenues may be recorded separately for accounting purposes. The Company adopted EITF 00-21 on July 1, 2003, as required, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”) and are subject to the Safe Harbor provisions created by the statute. Generally words such as “may”, “will”, “should”, “could”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, and “believe” or the negative of or other variation on these and other similar expressions identify forward-looking statements. These forward-looking statements are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Back to Contents

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

Many factors, including those listed below, could cause the Company’s actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

•	Future increases in interest rates or a decrease in the availability of mortgage financing could lead to fewer home sales, which could adversely affect the Company’s total earned revenues and earnings.

•	Changes in consumer confidence due to perceived uncertainty of future employment opportunities or other factors could lead to fewer home sales by the Company.

•	The Company is subject to substantial risks with respect to the land and home inventories it maintains and fluctuations in market conditions may affect the Company’s ability to sell its land and home inventories at expected prices, if at all, which could reduce the Company’s total earned revenues and earnings.

•	The Company’s business is subject to governmental regulations that may delay, increase the cost of, prohibit or severely restrict the Company’s development and homebuilding projects and reduce its total earned revenues and growth.

•	States, cities and counties in which the Company operates have adopted, or may adopt, slow or no growth initiatives which would reduce the Company’s ability to build and sell homes in these areas and could adversely affect the Company’s total earned revenues and earnings.

•	The Company may not be successful in its effort to identify, complete or integrate acquisitions, which could disrupt the activities of the Company’s current business and adversely affect the Company’s results of operations and future growth.

•	The Company is dependent on the services of certain key employees and the loss of their services could harm the Company’s business.

•	The Company may not be able to acquire suitable land at reasonable prices, which could result in cost increases the Company is unable to recover and reduce the Company’s total earned revenues and earnings.

•	The Company’s significant level of debt could adversely affect its financial condition and prevent it from fulfilling its debt service obligations.

Back to Contents

•	The competitive conditions in the homebuilding industry could increase the Company’s costs, reduce its total earned revenues and earnings and otherwise adversely affect its results of operations or limit its growth.

•	The Company may need additional financing to fund its operations or to expand its business, and if the Company is unable to obtain sufficient financing or such financing is obtained on adverse terms, the Company may not be able to operate or expand its business as planned, which could adversely affect the Company’s results of operations and future growth.

•	Shortages of labor or materials and increases in the price of materials can harm the Company’s business by delaying construction, increasing costs, or both.

•	The Company depends on the continued availability and satisfactory performance of its our subcontractors which, if unavailable, could have a material adverse effect on the Company’s business by limiting its ability to build and deliver homes.

•	The Company is subject to construction defect, product liability and warranty claims arising in the ordinary course of business that could adversely affect its results of operations.

•	The Company is subject to mold litigation and mold claims arising in the ordinary course of business for which the Company has no insurance that could adversely affect the Company’s results of operations.

•	The Company’s business, total earned revenues and earnings may be adversely affected by natural disasters or adverse weather conditions.

•	The Company may be subject to environmental liabilities that could adversely affect its results of operations or the value of its properties.

•	Increases in taxes or government fees could increase the Company’s costs and adverse changes in tax laws could reduce customer demand for the Company’s homes, either of which could reduce the Company’s total earned revenues or profitability.

•	There are a number of laws, regulations and accounting pronouncements, recently adopted or proposed, that could affect the Company’s corporate governance or accounting practices.

•	Acts of war or terrorism may seriously harm the Company’s business.

•	Jeffrey P. Orleans, Chairman and Chief Executive Officer and the Company’s majority shareholder, can cause the Company to take certain actions or preclude the Company from taking actions without the approval of the other shareholders and may have interests that could conflict with the interests of other shareholders.

•	The Company has entered into several transactions with related parties, including entities controlled by Mr. Jeffrey P. Orleans, which may create conflicts of interest.

Back to Contents

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company is exposed to market risk in the area of interest rate changes. A majority of the Company’s debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, an increase/decrease in interest rates of 100 basis points will result in a corresponding increase/decrease in interest charges incurred by the Company of approximately $1,443,000 in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered. Generally, the Company has in the past been able to increase prices to cover portions of any increase in cost of sales and interest charges incurred resulting from any increase in interest rates. As a result, the Company believes that reasonably possible near-term changes in interest rates will not result in a material negative effect on future earnings, fair values or cash flows of the Company.

Back to Contents

Item 8.	Financial Statements and Supplementary Data.

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

The individual financial statements of the Company’s subsidiaries have been omitted since the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which together exceed 5 percent of total consolidated assets at June 30, 2004, excepting indebtedness incurred in the ordinary course of business.

Back to Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Orleans Homebuilders, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orleans Homebuilders, Inc. and its subsidiaries at June 30, 2004 and June 30, 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4, the Company has adopted the provisions of FASB Interpretation No. 46 “Consolidation of Variable Interest Entities (“VIEs”), an interpretation of ARB No. 51” for VIEs entered into or modified before February 1, 2003. Such adoption affects certain land purchase transactions with significant deposits.

PricewaterhouseCoopers LLP
Philadelphia, PA
August 13, 2004

Back to Contents

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2004	June 30, 2003

	(in thousands)
ASSETS
Cash and cash equivalents	$32,962	$8,883
Restricted cash—customer deposits	17,795	15,065
Real estate held for development and sale:
Residential properties completed or under construction	140,401	109,895
Land held for development or sale and improvements	161,265	100,791
Inventory not owned—Variable Interest Entities	88,995	18,443
Property and equipment, at cost, less accumulated depreciation	3,163	2,428
Deferred income taxes	2,453	233
Goodwill	7,187	4,180
Receivables, deferred charges and other assets	9,025	10,813
Land deposits and costs of future developments	23,356	19,978

Total Assets	$486,602	$290,709

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$26,246	$29,306
Accrued expenses	46,981	27,445
Customer deposits	22,620	16,539
Obligations related to inventory not owned	81,992	17,643
Mortgage and other note obligations primarily secured by real estate held for development and sale	128,773	106,707
Notes payable and amounts due to related parties	2,879	2,500
Other notes payable	1,139	31

Total Liabilities	$310,630	$200,171

Commitments and contingencies	—	—
Redeemable common stock	1,067	999
Shareholders’ Equity:
Preferred stock, $1 par, 500,000 shares authorized:
Series D convertible preferred stock, 7% cumulative annual dividend, $30 stated value converted on December 29, 2003, issued and outstanding 100,000 shares ($3,000,000 liquidation preference) at June 30, 2003	—	3,000
Common stock, $.10 par, 20,000,000 shares authorized, 18,031,463 and 13,364,797 shares issued at June 30, 2004 and June 30, 2003, respectively	1,803	1,337
Capital in excess of par value—common stock	68,554	18,659
Retained earnings	105,564	67,589
Treasury stock, at cost (576,330 and 727,232 shares held at June 30, 2004 and June 30, 2003, respectively)	(1,016)	(1,046)

Total Shareholders’ Equity	174,905	89,539

Total Liabilities and Shareholders’ Equity	$486,602	$290,709

See accompanying notes, which are an integral part of the consolidated financial statements

Back to Contents

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended June 30,

	2004	2003	2002

	(in thousands, except per share amounts)
Earned revenues
Residential properties	$540,745	$382,570	$351,060
Land sales	787	744	80
Other income	5,726	5,171	3,516

Total earned revenues	547,258	388,485	354,656

Costs and expenses
Residential properties	416,967	294,066	283,593
Land sales	907	875	102
Other	3,962	3,436	2,520
Selling, general and administrative	62,364	44,821	39,599
Interest
Incurred	6,741	6,420	7,644
Less capitalized	(6,405)	(6,188)	(7,522)

Total costs and expenses	484,536	343,430	325,936

Income from operations before income taxes	62,722	45,055	28,720
Income tax expense	24,643	17,758	10,807

Net income	$38,079	$27,297	$17,913
Preferred dividends	104	210	210

Net income available for common shareholders	$37,975	$27,087	$17,703

Basic earnings per share	$2.57	$2.18	$1.51

Diluted earnings per share	$2.20	$1.65	$1.09

See accompanying notes, which are an integral part of the consolidated financial statements

Back to Contents

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(dollars in thousands)

					Capital
	Preferred Stock		Common Stock		in Excess
					of Par		Treasury Stock
	Shares		Shares		Value –
	Issued and		Issued and	Par	Common	Retained	Share
	Outstanding	Amount	Outstanding	Amount	Stock	Earnings	Held	Amount	Total

Balance at June 30, 2001	100,000	$3,000	12,698,131	$1,270	$17,726	$22,799	1,340,238	$(975)	$33,271

Stock options, net							(453,006)	132	132
Shares issued in connection with the acquisition of PLC							(75,000)		—
Net income						17,913			17,913
Preferred dividends						(210)			(210)

Balance at June 30, 2002	100,000	3,000	12,698,131	1,270	17,726	40,502	812,232	(843)	61,655

Stock options, net							(40,000)	37	37
Treasury stock purchase							30,000	(240)	(240)
Shares issued upon conversion of a portion of convertible subordinated 7% Note			666,666	67	933				1,000
Shares issued in connection with the acquisition of PLC							(75,000)
Net income						27,297			27,297
Preferred dividends						(210)			(210)

Balance at June 30, 2003	100,000	3,000	13,364,797	1,337	18,659	67,589	727,232	(1,046)	89,539

Redeemable common stock sold					171				171
Preferred stock converted to common stock	(100,000)	(3000)	2,000,000	200	2,800				—
Shares issued upon conversion of a portion of convertible subordinated 7% note			666,666	66	934				1,000
Fair market value of stock options issued					146				146
Issuance of common shares			2,000,000	200	45,845				46,045
Stock options, net					70		(45,902)	(120)	(50)
Shares issued in connection with the acquisition of PLC					(107)		(75,000)	107	—
Treasury stock sold redeemable at $8 per share					36		(30,000)	43	79
Net income						38,079			38,079
Preferred dividends						(104)			(104)

Balance at June 30, 2004	—	—	18,031,463	$1,803	$68,554	$105,564	576,330	$(1,016)	$174,905

See accompanying notes, which are an integral part of the consolidated financial statements

Back to Contents

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended June 30,

	2004	2003	2002

Cash flows from operating activities:
Net income	$38,079	$27,297	$17,913
Adjustments to reconcile net income to net cash provided
by (used in) operating activities:
Depreciation and amortization	673	449	526
Deferred taxes	(2,220)	(851)	(1,500)
Stock based compensation expense	146	11	45
Changes in operating assets and liabilities:
Restricted cash—customer deposits	(2,730)	(5,835)	(806)
Real estate held for development and sale	(74,225)	(15,708)	(22,289)
Receivables, deferred charges and other assets	1,133	19	(2,496)
Land deposits and costs of future developments	(7,345)	(10,020)	(3,559)
Accounts payable and other liabilities	15,383	9,320	4,220
Customer deposits	3,161	6,764	641

Net cash (used in) provided by operating activities	(27,945)	11,446	(7,305)

Cash flows from investing activities:
Purchases of property and equipment	(2,366)	(1,151)	(1,273)
Acquisitions, net of cash acquired	(5,391)	(462)	(1,405)

Net cash used in investing activities	(7,757)	(1,613)	(2,678)

Cash flows from financing activities:
Borrowings from loans secured by real estate assets	364,272	252,962	262,981
Repayments of loans secured by real estate assets	(353,020)	(259,313)	(252,528)
Borrowings from other note obligations	2,962	4,000	17,770
Repayment of other note obligations	(642)	(5,443)	(24,465)
Proceeds from the issuance of common stock	46,045	—	—
Treasury stock sale (purchase)	240	(240)	—
Stock options exercised	28	37	132
Preferred stock dividend	(104)	(210)	(210)

Net cash provided by (used in) financing activities	59,781	(8,207)	3,680

Net increase (decrease) in cash and cash equivalents	24,079	1,626	(6,303)
Cash and cash equivalents at beginning of period	8,883	7,257	13,560

Cash and cash equivalents at end of period	$32,962	$8,883	$7,257

See accompanying notes, which are an integral part of the consolidated financial statements

Back to Contents

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

During the fiscal year ended June 30, 2004, Orleans Homebuilders, Inc. and its subsidiaries (the “Company” or “OHB”) engaged in residential real estate development in Central Florida, New Jersey, North Carolina, Pennsylvania, South Carolina and Virginia. A summary of the significant accounting principles and practices used in the preparation of the consolidated financial statements is as follows:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes, Inc. (“Masterpiece Homes”). Unless otherwise indicated, the term the “Company” includes the accounts of Masterpiece Homes. Masterpiece is engaged in residential real estate development in central Florida. The Consolidated Statements of Operations and Changes in Retained Earnings and the Consolidated Statements of Cash Flows include the accounts of Masterpiece Homes from July 28, 2003 through June 30, 2004. The Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity include the accounts of Masterpiece Homes as of June 30, 2004. In addition, certain joint ventures and business arrangements are consolidated pursuant to FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). See recent accounting pronouncements section of this Note 1 and Note 4 for additional discussion of FIN 46. All material intercompany transactions and accounts have been eliminated.

Earned revenues from real estate transactions

The Company recognizes revenues from sales of residential properties at the time of closing. The Company also sells developed and undeveloped land in bulk and under option agreements. Revenues from sales of land and other real estate are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied. During the three years ended June 30, 2004, 2003, and 2002, all sales transactions met the criteria for and were accounted for utilizing the full accrual method.

To the extent that certain sales or portions thereof do not meet all conditions necessary for profit recognition, the Company uses other methods to recognize profit, including the percentage-of-completion, cost recovery and the deposit methods. These methods of profit recognition defer a portion or all of the profit to the extent it is dependent upon the occurrence of future events.

Back to Contents

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

Interest costs included in costs and expenses of residential properties and land sold for fiscal years 2004, 2003 and 2002 were $7,597,000, $8,073,000, and $11,958,000, respectively.

Intangible Assets

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”). In accordance with SFAS No. 142, upon adoption of SFAS No. 142, the Company discontinued the amortization relating to all existing indefinite lived intangible assets.

Intangible assets that have finite useful lives will be amortized over their useful lives. SFAS No. 142 requires an annual assessment of goodwill and non-amortizable intangible assets to determine potential impairment of such asset. The initial assessment was completed upon adoption and periodically through June 30, 2004 and it has been determined that no impairment charge was required.

Advertising costs

The total amount of advertising costs charged to selling, general and administrative expense was $6,110,000, $5,731,000 and $4,875,000 for fiscal years 2004, 2003, and 2002, respectively.

Back to Contents

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

Leases

The Company’s leasing arrangements as lessee include the leasing of certain office space and equipment. These leases have been classified as operating leases. Rent expense was approximately $791,000, $623,000 and $515,000 for the three years ended June 30, 2004, 2003 and 2002, respectively. The Company has operating lease commitments of $985,000, $840,000, $751,000, $626,000 and $337,000 for fiscal years 2005, 2006, 2007, 2008, 2009 and thereafter, respectively.

Stock-Based Compensation

Effective July 1, 2002, the Company adopted the preferable fair value recognition provisions of SFAS No. 123, “Accounting for Stock Issued to Employees.” The Company selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” See Note 10 for additional disclosure and discussion on stock-based compensation.

Income taxes

The Company and its subsidiaries file a consolidated federal income tax return. See Note 9 for an additional discussion of income tax matters.

Earnings per share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Basic shares outstanding includes the pro rata portion of unconditional shares issuable as part of the purchase price of the PLC acquisition. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. See Note 11 for additional disclosure on earnings per share.

Disclosures about fair value of financial instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the Company to disclose the estimated fair market value of its financial instruments. The Company believes that the carrying value of its financial instruments (primarily mortgages receivable and mortgage notes payable) approximates fair market value and that any differences are not significant. This assessment is based upon substantially all of the Company’s debt obligations being based upon LIBOR or the prime rate of interest, which are variable market rates.

Back to Contents

Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the manner in which public enterprises report segment information about operating segments. The Company has determined that its operations primarily involve one reportable segment, home building.

Consolidated statements of cash flows

For purposes of reporting cash flows, short-term investments with original maturities of ninety days or less are considered cash equivalents. Interest payments, net of amounts capitalized, for fiscal 2004, 2003 and 2002, were $336,000, $232,000 and $122,000, respectively. Income taxes paid were $23,203,000, $17,007,000 and $11,565,000 for fiscal 2004, 2003 and 2002, respectively.

Non-cash activity

Included in the Notes payable - related parties category of the balance sheet is a Convertible Subordinated 7% Note dated August 8, 1996 issued to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company. This note is convertible into Orleans Homebuilders, Inc. common stock at $1.50 per share. Interest is payable quarterly and principal payments are due in three annual installments of $1,000,000 beginning January 1, 2003. With notice given prior to the principal payment due dates, Mr. Orleans converted each of the first and second annual installments into 666,666 shares of the Company’s common stock. At June 30, 2004 the remaining balance of the Convertible Subordinated 7% Note is $1,000,000. The final $1,000,000 installment of principal is due on January 1, 2005.

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

Non-cash assets acquired and liabilities assumed as a result of the Masterpiece Homes acquisition were approximately $17,269,000 and $15,119,000, respectively.

Back to Contents

Comprehensive income

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”) effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items reported as changes in the shareholders’ equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The Company has adopted this standard effective July 1, 1998. The primary components of comprehensive income are net income, foreign currency translations, minimum pension liabilities, and the change in value of certain investments in marketable securities classified as available-for-sale. Upon adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 137 “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133” (“SFAS No. 137”) (effective for the Company on July 1, 2000), comprehensive income was also affected by the mark-to-market on the effective portion of hedge instruments. Since the Company had no material such items, comprehensive income and net income are the same for fiscal 2004, 2003 and 2002.

Management’s estimates and assumptions

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

Recent accounting pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted and, in general, are to be applied prospectively. The Company adopted SFAS No. 144 effective July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the financial position or results of operations of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), and the amendments to SFAS No. 4 and SFAS No. 64, “Extinguishments of Debt made to Satisfy Sinking-Fund Requirements” (“SFAS No. 64”). Through this rescission, SFAS No. 145 eliminates the requirement (in both SFAS No. 4 and SFAS No. 64)

Back to Contents

that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. An entity is not prohibited from classifying such gains and losses as extraordinary items, so long as they meet the criteria in paragraph 20 of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). However, due to the nature of the Company’s operations, it is not expected that such treatment will be available to the Company. Any gains or losses on extinguishments of debt that were previously classified as extraordinary items in prior periods presented that do not meet the criteria in APB No. 30 for classification as an extraordinary item will be reclassified to income from continuing operations. The provisions of SFAS No. 145 are effective for financial statements issued for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 effective July 1, 2002. The adoption of SFAS No. 145 did not have a material impact on the financial position or the results of operations of the Company.

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

In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 effective July 1, 2002. The adoption of SFAS No. 148 did not have a material impact on the financial position or results of operations of the Company.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). The FASB issued a revised FIN 46 in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For VIEs created before January 31, 2003, FIN 46 was deferred to the end of the first interim or annual period ending after March 15, 2004. The Company fully adopted FIN 46 effective March 31, 2004.

Back to Contents

Based on the provisions of FIN 46, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant deposit that is not unconditionally refundable, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIEs inventory will be reported as “Inventory Not Owned – Variable Interest Entities.” The Company recorded $88,995,000 in Inventory Not Owned – Variable Interest Entities as of June 30, 2004. Included in the balance is $21,932,000 which pertains to option agreements to acquire land or lots that were executed prior to January 31, 2003 and recorded as VIEs as a result of the full adoption of FIN 46.

At June 30, 2004, the Company consolidated twenty-three VIEs as a result of its option to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these twenty-three VIEs totaling $7,683,000. At June 30, 2003 the Company consolidated five VIEs created from February 1, 2003 to June 30, 2003 as a result of its option to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these five VIEs totaling $800,000. The Company’s deposits and any costs incurred prior to acquisition of the land or lots, represent our maximum exposure to loss. The fair value of the VIEs inventory will be reported as “Inventory Not Owned – Variable Interest Entities. The Company recorded $88,995,000 and $18,443,000 in Inventory Not Owned – Variable Interest Entities as of June 30, 2004 and June 30, 2003, respectively. Included in the balance is $21,932,000 which pertains to option agreements to acquire land or lots that were executed prior to January 31, 2003 and recorded as VIEs as a result of the full adoption of FIN 46. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $81,992,000 and $17,643,000 at June 30, 2004 and 2003, respectively, was reported on the balance sheet as Obligations related to inventory not owned. Creditors, if any, of these VIEs have no recourse against the Company.

The Company will continue to secure land and lots using options. In addition to the deposits and other costs capitalized in connection with the VIEs above, the Company had total costs incurred to acquire land and lots at June 30, 2004 of approximately $30,368,000, including $17,866,000 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $445,000,000. The maximum exposure to loss is limited to deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

Back to Contents

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments, (2) obligations to repurchase the issuer’s equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company adopted SFAS No. 150 effective July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. The Company adopted the provisions of this statement immediately, as required, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” issued during the third quarter of 2003, provides guidance on revenue recognition for revenues derived from a single contract that contain multiple products or services. EITF 00-21 also provides additional requirements to determine when these revenues may be recorded separately for accounting purposes. The Company adopted EITF 00-21 on July 1, 2003, as required, and it did not have a significant impact on the Company’s Consolidated Financial Statements.

Note 2. Acquisitions

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

Back to Contents

The Company accounted for these transactions in accordance with SFAS No. 141, “Business Combinations,” whereby approximately $5,700,000 was considered to be part of the purchase price of the business and the remainder part of employee compensation. That portion related to employee compensation will be charged to expense over the period to which it relates. With respect to the amounts allocated to the purchase, such amounts were allocated to the fair value of assets and liabilities acquired with the excess of approximately $3,007,000 allocated to goodwill.

If the Masterpiece Homes acquisition occurred on July 1, 2002, unaudited pro forma information for the company would have been as follows:

	For the Year Ended June 30,

	2004	2003

	(in thousands, except per share amounts)

Earned revenues	$543,335	$415,837
Income from operations before income taxes	62,646	45,438
Net income	38,026	27,581
Earnings per share:
Basic	$2.57	$2.21
Diluted	$2.20	$1.67

On October 13, 2000, the Company acquired all of the issued and outstanding shares of PLC and entered into employment agreements ranging from two to three years with certain of the former PLC shareholders for combined consideration of (i) approximately $5,000,000 in cash; (ii) $1,000,000 of subordinated promissory notes which bear interest at the prime rate, subject to a cap of 10% and a floor of 8% (subject to the 8% floor at June 30, 2003 and 2002) with principal payable over four years; (iii) 300,000 shares of common stock of the Company (150,000 of which are issuable under certain employment agreements) payable in equal installments on each of the four anniversaries of the closing of the acquisition; and (iv) contingent payments representing an aggregate of 50% of PLC’s pre-tax profits in excess of $1,750,000 for each of the fiscal years ended June 30, 2001, 2002 and 2003, subject to an aggregate cumulative pay-out limitation of $2,500,000. Through June 30, 2003, the contingent payments earned based on PLC’s share of the pre-tax profits have reached the cumulative payout limitation of $2,500,000. The Company also incurred approximately $485,000 in acquisition costs to complete this transaction. The Company accounted for these transactions in accordance with Accounting Principles Board Opinion No. 16, “Business Combinations,” whereby certain of these amounts were considered to be part of the purchase price of the business and the remainder part of employee compensation. With respect to the amounts allocated to the purchase, such amount was allocated to the fair value of the assets and liabilities acquired with the excess of approximately $2,480,000 allocated to goodwill. Accumulated amortization of goodwill at June 30, 2001 was approximately $167,000. In accordance with SFAS No. 142, the Company discontinued the amortization related to goodwill recorded in connection with the PLC acquisition. See also Intangible Assets in Note 1 to these Consolidated Notes. During fiscal 2004, 2003 and 2002, goodwill increased by approximately $0, $462,000 and $1,405,000, respectively, as a result of the allocation of additional contingent payments earned by the former PLC shareholders.

Back to Contents

The former shareholders of PLC have the right to cause the Company to repurchase the common stock issued pursuant to the PLC acquisition and related employment agreements approximately five years after the closing of the acquisition at a price of $3.33 per share.

Note 3. Certain Transactions with Related Parties

In December 1997, the Company purchased land approved for the development of 181 lots from Mr. Orleans in exchange for a $500,000 Purchase Money Mortgage, plus a share of one-half of the gross profit in excess of 16% on 134 of the lots. During fiscal 2002 and 2001, 54 and 48 lots, respectively, have settled and the Company incurred additional costs of approximately $383,000 and $145,000, respectively, for Mr. Orleans’ share of the gross profit. As of June 30, 2002, all of the lots have been settled and the Company paid Mr. Orleans approximately $660,000 in total under this agreement, with the remaining amount of $29,000 being paid during fiscal 2003.

Mr. Goldman and Mr. Orleans each own a 31% equity interest in a limited partnership that has a consulting agreement with a third party real estate title insurance company (the “Title Company”). The Company purchases real estate title insurance and related closing services from the Title Company for various parcels of land acquired by the Company. The Company paid the Title Company approximately $178,000, $80,000 and $190,000 for the fiscal years 2004, 2003 and 2002, respectively. These costs are considered to approximate fair value for services provided. In addition, the Company’s homebuyers may elect to utilize the Title Company for the purchase of real estate title insurance and real estate closing services but, the homebuyers are under no obligation to do so.

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

During fiscal 2003, Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, purchased five low-income homes, with an aggregate sales value of approximately $317,000. These transactions satisfied, in part, the Company’s low income housing requirements in Mount Laurel Township, New Jersey. The selling prices for these homes, which are determined by state statute, are the same as if the homes had been sold to unaffiliated third parties.

Back to Contents

During fiscal 2003 the Company entered into two separate ten year leases for the rental of office space with a company that is controlled by Mr. Orleans. The Company took possession of the leased premises in May 2004 at which time the lease term began. The annual rental for the leased office space is $112,000 and escalates to $128,000 after the fifth year of the lease. The Company is also responsible to pay its pro rata share of common area maintenance costs. These costs are considered to approximate fair value for services provided.

The Company leases office space and obtains real estate title insurance for various parcels of land acquired by the Company from companies controlled by Mr. Russell Parker, the president of the Company’s subsidiary, PLC. The annual rental for the office space leased from an entity controlled by Mr. Parker is approximately $114,000 and is considered to approximate a fair market value rental. The Company paid real estate title insurance premiums to an entity controlled by Mr. Parker, of approximately $96,000, $89,000 and $69,000 for fiscal 2004, 2003 and 2002, respectively. These costs are considered to approximate fair value for services provided.

Real estate title insurance paid by the Company is capitalized as a cost of acquiring the specific parcel in accordance with the Company’s real estate capitalization and cost allocation policies and is subsequently expensed as part of cost of sales upon consummation of sales to the third party homebuyers. See Note 1 to the consolidated financial statements for a discussion of these policies.

See Notes 6 and 8 to the consolidated financial statements for a discussion of other related party financing transactions.

Note 4. Real Estate Held for Development and Sale

A summary of real estate held for development and sale is as follows:

	As of June 30,

	2004	2003

Condominiums and townhomes	$26,132	$28,837
Single-family homes	114,269	81,058
Land held for development or sale and improvements	161,265	100,791
Inventory not owned	88,995	17,643

Total real estate held for development and sale	$390,661	$228,329

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). The FASB issued a revised FIN 46 in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For VIEs created before January 31, 2003, FIN 46 was deferred to the end of the first interim or annual period ending after March 15, 2004. The Company fully adopted FIN 46 effective March 31, 2004.

Back to Contents

Based on the provisions of FIN 46, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant deposit that is not unconditionally refundable, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIEs inventory will be reported as “Inventory Not Owned – Variable Interest Entities.” Included in the balance is $21,932,000 which pertains to option agreements to acquire land or lots that were executed prior to January 31, 2003 and recorded as VIEs as a result of the full adoption of FIN 46.

At June 30, 2004, the Company consolidated twenty-three VIEs as a result of its option to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these twenty-three VIEs totaling $7,683,000. At June 30, 2003 the Company consolidated five VIEs created from February 1, 2003 to June 30, 2003 as a result of its option to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these five VIEs totaling $800,000. The Company’s deposits and any costs incurred prior to acquisition of the land or lots, represent our maximum exposure to loss. The fair value of the VIEs inventory will be reported as “Inventory Not Owned – Variable Interest Entities. The Company recorded $88,995,000 and $18,443,000 in Inventory Not Owned – Variable Interest Entities as of June 30, 2004 and June 30, 2003, respectively. Included in the balance is $21,932,000 which pertains to option agreements to acquire land or lots that were executed prior to January 31, 2003 and recorded as VIEs as a result of the full adoption of FIN 46. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $81,992,000 and $17,643,000 at June 30, 2004 and 2003, respectively, was reported on the balance sheet as Obligations related to inventory not owned. Creditors, if any, of these VIEs have no recourse against the Company.

The Company will continue to secure land and lots using options. In addition to the deposits and other costs capitalized in connection with the VIEs above, the Company had total costs incurred to acquire land and lots at June 30, 2004 of approximately $30,368,000, including $17,866,000 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $445,000,000. The maximum exposure to loss is limited to deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

Back to Contents

Sales status of residential properties completed or under construction is as follows:

	Balance at June 30,

	2004	2003

	(in thousands)
Under contract for sale	$89,519	$76,303
Unsold	50,882	33,592

Total residential properties completed or under construction	$140,401	$109,895

Note 5. Property and Equipment

Property and equipment consists of the following:

	Balance at June 30,

	2004	2003

	(in thousands)
Property and equipment	$5,233	$4,640
Less: accumulated depreciation	(2,070)	(2,212)

Total property and equipment	$3,163	$2,428

Depreciation expense, included in Other Costs and Expenses on the Company’s Consolidated Statements of Operations, was $673,000, $449,000 and $526,000 during fiscal 2004, 2003 and 2002, respectively.

Note 6. Mortgage and Other Note Obligations

The maximum balance outstanding under construction and inventory loan agreements at any month end during fiscal 2004, 2003 and 2002 was $176,768,000, $133,018,000 and $123,497,000, respectively. The average month end balance during fiscal 2004, 2003 and 2002 was approximately $145,939,000, $115,490,000 and $114,491,000, respectively, bearing interest at an approximate average annual rate of 3.71%, 4.51% and 5.63% respectively. At June 30, 2004, the Company had approximately $196,803,000, available to be drawn under existing secured revolving and construction loans for planned development expenditures. Obligations under residential property and construction loans amounted to $124,744,000 and $103,797,000 at June 30, 2004 and 2003, respectively, and are repaid at a predetermined percentage (approximately 85% on average) of the selling price of a unit when a sale is completed. The repayment percentage varies from community to community and over time within the same community. Mortgage obligations secured by land held for development and sale and improvements aggregating $4,029,000 and $2,910,000 at June 30, 2004 and 2003, respectively, are due in varying installments through fiscal 2005 with annual interest at variable rates based on LIBOR or the prime rate of interest plus a spread. The LIBOR and prime rate of interest at June 30, 2004 were 1.36% and 4.00%, per annum, respectively.

Back to Contents

As partial consideration for the October 13, 2000 acquisition of PLC, the Company issued $1,000,000 of subordinated promissory notes to certain former PLC shareholders. The Company, via certain employment agreements entered into as a result of the acquisition, currently employs a majority of the former PLC shareholders. The promissory notes bear interest, payable quarterly, at the prime rate, subject to a cap of 10% and a floor of 8% with principal payable on the anniversary date of the note in four equal installments. The notes have been earning 8% interest since inception. During fiscal 2004, the Company repaid the notes in full. At June 30, 2003, the subordinated promissory notes of $500,000 are included in Notes Payable and Amounts Due to Related Parties.

Included in Notes Payable and Amounts Due to Related Parties at June 30, 2004 and 2003 is a balance due of $1,000,000 and $2,000,000, respectively under a Convertible Subordinated 7% Note dated August 8, 1996 issued to Jeffrey P. Orleans. This note is convertible into Orleans Homebuilders, Inc. common stock at $1.50 per share. Interest is payable quarterly and principal payments are due in three annual installments of $1,000,000 beginning January 1, 2003. With notice given prior to the principal payment due dates, Mr. Orleans converted each of the first and second annual installments into 666,666 shares of the Company’s common stock. At June 30, 2004 the remaining balance of the Convertible Subordinated 7% Note is $1,000,000.

Also included in Notes Payable and Amounts Due to Related Parties at June 30, 2004 is $1,870,000 due to the former shareholders of Masterpiece Homes in connection with the acquisition of Masterpiece Homes on July 28, 2003. The terms of the stock purchase agreement and the employment agreement with the president of Masterpiece Homes requires the Company to pay $2,130,000 on January 1, 2005 of which $1,420,000 is part of the purchase price and $710,000 is part of, and contingent upon, the employment agreement. At June 30, 2004, $450,000 of the $710,000 that is part of, and contingent upon the employment agreement and the $1,420,000 that is part of the purchase price comprised the $1,870,000 due to the former shareholders of Masterpiece Homes.

The Other Notes Payable of $1,139,000 as of June 30, 2004 is primarily comprised of a note executed in December of 2003 by the Company to finance the purchase of a 6.25% ownership interest in a corporate jet. The terms of the note are as follows: original principal amount of $1,056,250, interest rate of LIBOR plus 360 basis points, and a term of five years with a balloon payment of $686,550 due at maturity. The outstanding balance of the note as of June 30, 2004 was $1,012,000. The remaining $127,000 included in Other Notes Payable is primarily comprised of notes to finance the purchase of vehicles used in the operations of the Company.

Back to Contents

The Company had a $4,000,000 unsecured line of credit agreement with Mr. Orleans that expired on June 30, 2004. The line of credit had an annual interest rate of LIBOR plus 4% per annum which was payable monthly. The agreement provided for annual reviews for one-year extensions and the Company elected not to extend the agreement at June 30, 2004. There were no principal and interest balances outstanding under this agreement at June 30, 2004 and 2003.

Prior to October 22, 1993, the date of acquisition by the Company of Orleans Construction Corp. (“OCC”), a real estate company which was wholly owned by Mr. Orleans, OCC had advanced funds to, borrowed funds from, and paid expenses and debt obligations on behalf of Orleans Builders and Developers, L.P., a partnership in which Mr. Orleans owns a majority interest. During fiscal 2002 the Company repaid the entire outstanding principal balance and accrued interest of approximately $900,000. These advances bear interest at 7% annually. Interest incurred on these advances amounted to $31,000 for the year ended June 30, 2002.

In June 1997, the Chester County Industrial Development Authority issued bonds in the amount of $1,855,000 and loaned the proceeds thereof to a subsidiary of the Company. The proceeds from this obligation were used to construct and operate a waste water spray irrigation facility, which is servicing the Company’s Willistown Chase community in Chester County, Pennsylvania. In November 2002, the Company repaid the entire outstanding principal balance of the bonds plus accrued interest. In connection with the repayment, the Company incurred a loss of approximately $61,000 as a result of the write-off of the remaining un-amortized loan costs. Such amount is included in Interest Incurred on the Company’s Consolidated Statement of Operations for the fiscal year 2003.

The following table summarizes the components of Other Notes Payable, including related party amounts.

	Final	Annual	Outstanding Balance
	Maturity	Interest	at June 30,
	Date	Rate	2004	2003

			(in thousands)

Convertible Subordinated 7% Note	2005	7%	$1,000	$2,000
Subordinated Promissory Note	2004	8%-10%	—	500
Masterpiece Homes shareholders	2005	—	1,879	—

Subtotal notes payable and amounts due to related parties			2,879	2,500

Property and Equipment	2005-2009	5%-10%	$1,139	31

Subtotal other notes payable			—	31

Total notes payable related parties and other notes payable			$4,018	$2,531

The following table summarizes the Company’s outstanding debt obligations as of June 30, 2004 and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods. For mortgage and other note obligations, payments due by period are shown based on the expiration date of the loan. Generally, the Company repays the loan obligation at the time the homes, which are collateral, are delivered. Loan obligations are repaid at a predetermined percentage (approximately 85%) of the base selling price of a home when a home is delivered, which usually results in the loan being fully repaid before all homes in the development are delivered.

Back to Contents

	Total	2005	2006	2007	2008	2009

Obligations under residential property and construction loans	$124,744	$97,755	$18,207	$8,782	—	—
Obligations secured by land held for development and sale and improvements	4,029	937	1,794	1,298	—	—
Notes payable and amounts due to related parties	2,879	2,879	—	—	—	—
Other notes payable	1,139	127	113	106	80	713

	$132,791	$101,698	$20,114	$10,186	$80	$713

Note 7.    Redeemable Common Stock

In connection with the Company’s acquisition of PLC on October 13, 2000, the Company issued 300,000 shares of common stock of the Company to the former shareholders of PLC. The former shareholders of PLC have the right to cause the Company to repurchase the common stock approximately five years after the closing of the acquisition at a price of $3.33 per share. As of June 30, 2004, a former shareholder of PLC sold 51,502 shares of the Company’s Common Stock thereby reducing the number of shares of redeemable common stock in connection with the PLC acquisition to 248,498 shares.

In connection with the Company’s acquisition of Masterpiece Homes on July 28, 2003 (see Note 2), the Company sold 30,000 shares of common stock of the Company to the president of Masterpiece Homes at $8 per share. The president of Masterpiece Homes has the right to cause the Company to repurchase the common stock at $8 per share by giving notice to the Company no later than the earlier of December 31, 2006 or 30 days after termination of his employment, as specified in his employment agreement.

Note 8.    Preferred Stock

On October 20, 1998, the Company issued 100,000 shares of Series D Preferred Stock to Jeffrey P. Orleans in exchange for an aggregate amount of $3,000,000 in Company notes formerly held by Mr. Orleans. The Series D Preferred Stock was issued from an aggregate of 500,000 shares of Preferred Stock authorized. The Series D Preferred Stock has a liquidation value of $3,000,000, or $30.00 per share, and requires annual dividends of 7% of the liquidation value. The dividends are cumulative and are payable quarterly on the first day of March, June, September and December. The Series D Preferred Stock may be redeemed by the Company at any time after December 31, 2003, in whole or in part, at a cash redemption price equal to the liquidation value plus all accrued and unpaid dividends on such shares to the date of redemption. The Series D Preferred Stock was convertible into 2,000,000 shares of Common Stock.

Back to Contents

On December 29, 2003 and in accordance with the conversion features of the Company’s Series D Preferred Stock, liquidation value of $3,000,000, held by Mr. Orleans, the Series D Preferred Stock was converted, at $1.50 per share, into 2,000,000 shares of the Company’s common stock.

Note 9.    Income Taxes

The provision (benefit) for income taxes is summarized as follows:

	For the Year Ended June 30,

	2004	2003	2002

	(in thousands)
Current	$26,863	$18,609	$12,307
Deferred	(2,220)	(851)	(1,500)

Total provision (benefit) for income taxes	$24,643	$17,758	$10,807

The differences between taxes computed at federal income tax rates and amounts provided for continuing operations are as follows:

	For the Year Ended June 30,

	2004	2003	2002

	(in thousands)

Amount computed at statutory rate	$21,953	$15,319	$9,765
State income taxes, net of federal tax benefit	2,780	2,529	1,132
Other, net	(90)	(90)	(90)

Total provision (benefit) for income taxes	$24,643	$17,758	$10,807

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The principal components of the Company’s net deferred tax asset and liability of $2,453,000 and $233,000, respectively at June 30, 2004 and June 30, 2003, are temporary differences arising from the deferral of deductions for accrued compensation until paid and from interest and real estate taxes incurred prior to commencing active construction being capitalized for financial reporting purposes while being expensed for tax purposes and the deferral of certain common improvement costs. In addition, temporary differences arise from net realizable value adjustments recognized for financial reporting purposes, but not for tax purposes. These temporary differences reverse ratably as the communities sell out.

Back to Contents

The principal items making up the deferred income tax provisions (benefits) from continuing operations are as follows:

	2004	2003	2002

	(in thousands)
Deferred provision (benefit) for income taxes:
Interest and real estate taxes	$(756)	$(528)	$298
Difference in tax accounting for land and property sales, net	(814)	(182)	(876)
Accrued expenses	187	(168)	(223)
Income from joint ventures	18	5	25
Deferred compensation	(982)	(231)	(784)
Depreciation and other	120	272	41
State taxes	7	(19)	19

Total benefit for income taxes	$(2,220)	$(851)	$(1,500)

The components of the net deferred tax asset consisted of the following:

	Balance at June 30,

	2004	2003

	(in thousands)
Gross deferred tax liabilities:
Capitalized interest and real estate taxes	$(1,507)	$(2,263)
State income taxes	(1,307)	(1,300)
Other	(688)	(415)

Gross deferred tax liabilities	(3,502)	(3,978)

Less gross deferred tax assets:
Reserve for books, not for tax	370	557
Partnership income	116	134
Executive bonus	2,809	1,796
Employment contracts	90	113
Vacation accrual	90	98
Inventory adjustment	2,316	1,502
Other	164	11

Total gross deferred tax assets	5,955	4,211

Net deferred tax assets (liabilities)	$2,453	$233

Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” The Company does not have a valuation allowance for deferred tax assets at June 30, 2004. The ultimate realization of certain tax assets depends on the Company’s ability to generate sufficient taxable income in the future, including the effects of future anticipated arising/reversing temporary differences.

Back to Contents

Note 10.    Stock Option Plan and Employee Compensation

Stock Based Compensation

In December 1992, the Board of Directors adopted (i) the 1992 Stock Incentive Option Plan and (ii) the Non-Employee Directors Stock Option Plan. The 1992 Plan allowed for the grant of options to purchase up to 1,210,000 shares of Common Stock of the Company. The options generally vest 25% per year beginning on the date of grant. The 1992 Plan terminated in December 2002. The termination of the 1992 Plan, however, does not affect any options granted prior to the termination. The Non-Employee Directors Stock Option Plan allows for the grant of options to purchase up to 100,000 shares of Common Stock of the Company. All Non-Employee Directors Stock Options have been issued. No options were granted under the Non-Employee Directors Stock Option Plan during the last three fiscal years.

In February 1995, the Board of Directors adopted the 1995 Stock Option Plan for Non-Employee Directors (the “1995 Directors Plan”). The 1995 Directors Plan allowed for the grant of options to purchase up to 125,000 shares of Common Stock of the Company. All 1995 Directors Plan options have been issued. The options vest 25% per year beginning on the date of grant. No options were granted under the 1995 Directors Plan during the last three fiscal years.

In October 2003, the Board of Directors adopted the Orleans Homebuilders, Inc. Stock Award Plan (the “Stock Award Plan”). The Stock Award Plan provides for the grant of stock awards of up to an aggregate of 400,000 shares of the Company’s common stock. The Stock Award Plan allows for the payment of all or a portion of the incentive compensation awarded under the Company’s bonus compensation plans to be paid by means of a transfer of shares of common stock. The plan has a ten year life and is open to all employees of the Company and its subsidiaries. As of June 30, 2004, the Company has not granted any stock awards under the Sock Award Plan.

In July 2003, as part of an employment agreement with the president of Masterpiece Homes, the Company granted stock options to purchase 45,000 shares of the Company’s common stock at $10.64 per share. The Company accounted for the issuance of this grant under the fair value recognition provision of SFAS No. 123.

The option price per share under all plans is established at the fair market value on the date of each grant. Total outstanding options under all three plans as of June 30, 2004 aggregated 627,500 options to purchase shares of Common Stock of the Company at prices ranging from $1.19 to $10.64 per share. All options expire between February 2005 and July 2013.

Back to Contents

At June 30, 2004, the Company has four stock-based compensation plans as described more fully above. Prior to July 1, 2002, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective in fiscal 1997 the Company adopted the provisions of SFAS No. 123, “Accounting for Stock Based Compensation” and, as permitted, the Company elected to continue to utilize the intrinsic value method and not to charge the fair value of such options as earned directly to the financial statements but to disclose the effects of such a charge. In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. Thus, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively to all stock awards granted, modified, or settled after July 1, 2002. Awards under the Company’s plans generally have an exercise price equal to the fair market value of the underlying common stock on the date of grant, and generally vest over a four year period.

In connection with the acquisition of Masterpiece Homes on July 28, 2003 the Company granted 45,000 stock options to Bob Fitzsimmons. The fair value of the stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model assuming a risk-free interest rate of 4%, an expected volatility factor of the Company’s common stock of 61.72%, and an expected life of 9 years. The weighted average fair value of the option grant was $7.52. The total fair market value of the stock option grant was approximately $338,000 of which $146,000 was recorded as compensation expense for the fiscal year ended June 30, 2004.

The Company did not grant any stock options during the fiscal year ended June 30, 2003 and, as a result, the Company’s net income available for common shareholders as reported and on a pro forma basis is the same for the fiscal year ended June 30, 2003. Under the intrinsic value method of measurement as permitted by SFAS No. 123, for the fiscal year ended June 30, 2002, net income available for common shareholders as reported is $30,000 higher than net income available for common shareholders on a pro forma basis, resulting in no difference to Basic or Diluted EPS as reported for the fiscal year. Thus, the Company believes the tabular presentation of information required under SFAS No. 148 is not meaningful and therefore is excluded.

The following summarizes stock option activity for the three plans during the three years ended June 30, 2004:

	2004		2003		2002

		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of Options	Exercise
	Options	Price	Options	Price		Price

Outstanding, beginning of year	637,500	$1.53	677,500	$1.49	1,185,625	$1.22
Granted	45,000	10.64	—	—	—	—
Exercised	(55,000)	2.81	(40,000)	0. 92	(500,625)	0.86
Cancelled	—	—	—	—	(7,500)	1.19
Outstanding, end of year	627,500	2.07	637,500	1.53	677,500	1.49
Exercisable, end of year	582,500	$1.41	637,500	$1.53	626,875	$1.49

Available for grant, end of year	—		—		255,000

Back to Contents

The following table summarizes information about stock options outstanding at June 30, 2004:

		Weighted
		Average
		Remaining	Weighted		Weighted
Range of		Contractual	Average		Average
Exercise	Number	Lives	Exercise	Number	Exercise
Prices	Outstanding	(in years)	Price	Exercisable	Price

$ 1.19 - $ 1.50	500,000	2.5	$1.32	500,000	$1.32
$ 1.63 - $ 2.06	82,500	1.3	$1.92	82,500	$1.92
$ 10.64	45,000	9.1	$10.64	—	—

$ 1.19 -$ 10.64	627,500		$2.07	582,500	$1.41

Employee Compensation

The Company has a bonus compensation plan for its executive officers and key employees calculated at eight percent (8%) of its consolidated operating profits before taxes and excluding nonrecurring items, income or loss arising from extraordinary items, discontinued operations, debt repurchased at a discount, and the amount of awards under the bonus compensation plan (“Pre-Tax Profits”). Three percent (3%) of the Pre-Tax Profits are awarded as an incentive to the Chairman and approximately one and one-half percent (1.5%) is awarded to the President and Chief Operating Officer. The remaining approximately 3.5% of the Pre-Tax Profits is awarded at the discretion of the Chairman in consultation with the President to other executive officers and key employees whose performance merits recognition under goals and policies established by the Board of Directors. The Compensation Committee of the Board of Directors approves these bonus awards. Certain regional employees not participating in the bonus compensation plan are awarded bonuses calculated at up to eight percent (8%) of operating profits before taxes at a regional level. Additionally, certain employees are awarded bonuses at the discretion of senior management. The total amount of bonus compensation charged to selling, general and administrative expense under these plans was $7,308,000, $4,364,000, and $3,789,000 for the three years ended June 30, 2004, 2003 and 2002, respectively.

In connection with the Masterpiece Homes acquisition on July 28, 2003, and under an employment agreement with the president of Masterpiece Homes, contingent payments representing 25% of the pretax profits of Masterpiece Homes for the calendar years ended December 31, 2004, 2005 and 2006 are payable to the president of Masterpiece Homes. Estimated contingent payments under the employment agreement of approximately $833,000 were accrued for and charged to selling, general and administrative expense, during the fiscal year ended June 30, 2004.

Back to Contents

In connection with the acquisition of PLC on October 13, 2000, contingent payments representing an aggregate of 50% of PLC’s pretax profits in excess of $1,750,000 for each of the fiscal years ended June 30, 2001, 2002 and 2003, are payable to certain of the former PLC shareholders. The contingent payments are subject to an aggregate cumulative pay-out limitation of $2,500,000. Through June 30, 2003, the contingent payments earned based on PLC’s share of the pretax profits reached the cumulative payout limitation of $2,500,000. Contingent payments of approximately $577,000, $1,529,000 and $394,000, were earned and accrued for in fiscal 2003, 2002 and 2001, respectively. Contingent payments charged to intangible assets and goodwill amounted to $462,000, $1,405,000 and $183,000 for fiscal 2003, 2002 and 2001, respectively. The remaining portion of the contingent payments was charged to selling, general and administrative expense.

401(k) Plan

The Company has a savings and retirement plan (the “401(k) Plan”), which is a voluntary, defined contribution plan. All employees in the northern region are eligible to participate in the 401(k) Plan after attaining age 21 and completing one year of continuous service with the Company. The Company, at the discretion of the Board of Directors, has set matching contributions to the participant based on the participant’s eligible annual contribution of fifty-percent (50%) for calendar 2004 and 2003, and thirty-three percent (33%) for 2002. The Company made gross contributions of approximately $430,000, $217,000, and $194,000 to the 401(k) Plan for the three years ended June 30, 2004, 2003, and 2002, respectively. All employer contributions are immediately vested.

In addition, as part of the PLC acquisition, the Company assumed the PLC savings and retirement plan (the “PLC 401(k) Plan”), which is a voluntary, defined contribution plan. All employees in the southern region are eligible to participate in the PLC 401(k) Plan after attaining age 21 and completing one year of continuous service with the Company. At the discretion of the Board of Directors, the Company may make matching contributions on the participant’s behalf of up to fifty percent (50%) of the participant’s eligible annual contribution. The Company made gross contributions of approximately $80,000, $69,000 and $71,000 to the PLC 401(k) Plan for the years ended June 30, 2004, 2003, and 2002, respectively. Employer contributions vest at 20% per year after the second year.

In addition, as part of the Masterpiece Homes acquisition, the Company assumed the Masterpiece Homes savings and retirement plan (the “Masterpiece Homes 401(k) Plan”), which is a voluntary, defined contribution plan. All employees in the Florida region are eligible to participate in the Masterpiece Homes 401(k) Plan after attaining age 21 and completing one year of continuous service with the Company. At the discretion of the Board of Directors, the Company may make matching contributions on the participant’s behalf of up to 50% of the participant’s eligible annual contribution up to 6%. The Company made gross contributions of approximately $60,000 to the Masterpiece Homes 401(k) Plan for the year ended June 30, 2004. Employer contributions vest at 20% per year after the second year.

Back to Contents

Note 11. Earnings Per Share Computation

The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three years ended June 30, 2004, 2003 and 2002, respectively, are shown in the following table.

	For Year Ended June 30,

	2004	2003	2002

	(in thousands)
Total common shares issued	15,325	13,029	12,698
Shares not issued, but unconditionally issuable (1)	88	154	205
Less: Average treasury shares outstanding	629	742	1,158

Basic EPS	14,784	12,441	11,745
Effect of assumed shares issued under treasury stock method for stock options	567	542	823
Effect of assumed conversion of $3,000,000 Convertible Subordinated 7% Note	996	1,669	2,000
Effect of assumed conversion of $3,000,000 Series D Preferred Stock	989	2,000	2,000

Diluted EPS shares	17,336	16,652	16,568

Net income available for common shareholders	$37,975	$27,087	$17,703
Effect of assumed conversion of $3,000,000 Convertible Subordinated 7% Note	65	109	130
Effect of assumed conversion of $3,000,000 Series D Preferred Stock	104	210	210

Adjusted net income for diluted EPS	$38,144	$27,406	$18,043

(1)	Represents portion of 273,000 shares unconditionally issuable in connection with the October 13, 2000 acquisition of PLC, not yet issued. The shares issuable in connection with the PLC acquisition are issuable in equal installments on each of the first four anniversaries of the date of acquisition.

Note 12. Commitments and Contingencies

General

At June 30, 2004, the Company had outstanding bank letters of credit, surety bonds and financial security agreements amounting to $68,333,000 as collateral for completion of improvements at various developments of the Company.

At June 30, 2004 the Company had agreements to purchase land and approved homesites aggregating approximately 8,570 building lots with purchase prices totaling approximately $445,000,000. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

Back to Contents

The Company currently has a commitment with various municipalities for affordable housing contributions totaling approximately $2,541,000, payable in installments through June 2009.

Personal Injury

In January 2003, a settlement in the amount of $9,000,000 was reached in an action brought against the Company, as defendant, arising out of an injury to a workman who was injured during the construction phase of a home at a Company project located in Newtown, Bucks County, Pennsylvania. The settlement, which was amended in June 2003, will be paid entirely by the Company’s liability insurance carrier.

In connection with the settlement, a lump sum payment of approximately $5,600,000 was paid to the plaintiff. In addition, payment in the amount of approximately $1,300,000 is to be placed in a structured settlement annuity which shall tender payments to the plaintiff, or the plaintiff’s designated beneficiary in the event of the death of the plaintiff, in the amount of $5,000 per month through 2033, such payment increasing annually by 3%. Further, a payment of approximately $2,100,000 is to be placed, by the insurance carrier, in a structured settlement annuity which shall tender payments to the plaintiff in the amount of $120,000 per year beginning September 2003 and annually thereafter until the death of the plaintiff.

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

Approximately 3,600 homeowners will be given the opportunity to have their homes inspected by the Township of Mount Laurel to determine whether the utility room has adequate combustion air as required by the applicable construction code in effect at the time the home was constructed. If the inspection reveals inadequate combustion air, the Company, at its sole cost, will repair the home. In addition, those homeowners given the opportunity to have their homes inspected also will be given the opportunity to receive a carbon monoxide detector at the Company’s sole cost and expense. The Township of Mount Laurel will act as administrator and the Company has agreed to pay the township for the homes inspected, up to an aggregate of $100,000. Further, approximately 1,700 homeowners will be given a one time opportunity to have their gas-fired appliances inspected and cleaned at the Company’s sole cost and expense. The Company has agreed to pay plaintiffs’ attorneys’ fees and costs of $445,000. The Company has reached a settlement with its insurer to partially cover the costs of the settlement. During fiscal 2003, the Company accrued estimated costs of approximately $500,000, net of insurance proceeds, in connection with the settlement agreement. At June 30, 2004 the Company has approximately $350,000 accrued to cover the remaining costs of the aforementioned remediation.

Back to Contents

Colts Neck Litigation

Pursuant to an Order dated February 6, 1996 issued by the New Jersey Department of Environmental Protection (“NJDEP”), the Company submitted a Closure/Post-Closure Plan (“Plan”) and Classification Exception Area (“CEA”) for certain affected portions of Colts Neck Estates, a single family residential development built by the Company in Washington Township, Gloucester County, New Jersey. The affected areas include those portions of Colts Neck where solid waste allegedly was deposited. NJDEP approved the Plan and CEA on July 22, 1996 and the Company carried it out thereafter. NJDEP as a standard condition of its approval of the Plan and CEA reserves the right to amend its approval to require additional remediation measures if warranted. Neither the implementation of the Plan nor CEA is expected to have a material adverse effect on the Company’s results of operations or its financial position.

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

As a result of the court sponsored mediation, the Company and the plaintiffs in the consolidated federal litigation entered into a settlement agreement. Under that agreement, which was approved by the Court, a $6,000,000 judgment was entered against the Company in favor of a class comprising most of the current and former homeowners. The Company, which had paid $650,000 on August 28, 1996 to the plaintiff class, has no liability for the remainder of the judgment, which is to be paid solely from the proceeds of the state court litigation against the Company’s insurance carriers. Although, under the settlement agreement the Company is obligated to prosecute and fund the litigation against its insurance companies, the Company is entitled to obtain some reimbursement of those expenses. Specifically, under the settlement agreement, the Company may obtain reimbursement of its aggregate litigation expenses in excess of $100,000 incurred in connection with its continued prosecution of the insurance claims to the extent that settlements are reached and to the extent that the portion of those settlement funds designated to fund the litigation are not exhausted. The Company’s right to reimbursement may, under certain circumstances, be limited to a total of $300,000.

Back to Contents

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

Warranty Costs

The Company does not maintain a separate warranty reserve, but rather accrues the cost for warranty and customer satisfaction into the cost of its homes as a liability at closing for each unit based on the Company’s individual budget per unit. These liabilities are reviewed on a quarterly basis and generally closed to earnings within 9 to 12 months for unused amounts with any excess amounts expensed as identified as a change in estimate.

Many of the items relating to workmanship are completed by the existing labor force utilized to construct the other new homes in that community and are therefore already factored into the labor and overhead cost to produce each home. Any significant material defects are generally under warranty with the Company’s supplier. The Company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings (e.g., mold litigation).

Formally, the Company provides all of its homebuyers with a limited one year warranty as to workmanship. In practice, the Company may extend this warranty period with the ultimate goal of satisfying the customer. In addition, the Company enrolls all of its homes in a limited warranty program with a third party provider (with the premium paid for this program included in the individual units budgets described above). This limited warranty program generally covers certain defects for periods of one to two years and major structural defects for up to ten years and actual costs incurred are paid for by the third party provider.

The Company’s warranty and customer satisfaction costs are charged to cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. The amount charged to additions represents the warranty and customer satisfaction costs factored into the cost of each home. The amount recorded as charges incurred represents the actual warranty and customer satisfaction cost incurred for the period presented.

Back to Contents

	For the Year Ended June 30,

	2004	2003

Balance at beginning of fiscal year	$1,674	$1,499
Additions	2,471	2,315
Charges incurred	(2,575)	(2,140)

Balance at end of fiscal year	$1, 570	$1,674

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

Note 13.    Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2004 and 2003 are as follows (in thousands, except per share data):

	Three Months Ended

	September 30	December 31	March 31	June 30

Fiscal 2004
Residential property revenues	$98,383	$121,481	$114,563	$206,318
Gross profit	23,574	26,311	27,623	46,270
Net income available for common shareholders	7,465	7,414	7,819	15,277
Net earnings per share:
Basic	$0.58	$0.57	$0.49	$0.87
Diluted	$0.45	$0.45	$0.45	$0.82

Fiscal 2003
Residential property revenues	$86,030	$86,198	$76,991	$134,095
Gross profit	19,979	18,991	17,156	32,247
Net income available for common shareholders	6,281	5,601	4,035	11,170
Net earnings per share:
Basic	$0.52	$0.46	$0.32	$0.88
Diluted	$0.38	$0.34	$0.25	$0.68

Note 14.    Subsequent Events

On July 28, 2004 the Company obtained a $120,000,000 bridge loan to finance the acquisition of Realen Homes, refinance certain outstanding indebtedness of Realen Homes and provide the Company with short-term liquidity for land purchases and residential development and construction site improvements. The bridge loan has a maturity date of November 30, 2004. Interest is payable monthly at LIBOR plus 225 basis points on the portion of the outstanding principal balance that does not exceed $60,000,000 and LIBOR plus 250 basis points on the portion of the outstanding principal balance that exceeds $60,000,000.

Back to Contents

On July 28, 2004 the Company acquired all of the outstanding ownership interests of Realen Homes, L.P. (“Realen Homes”). Realen Homes has operations in Southeastern Pennsylvania and Chicago, Illinois. The terms of the purchase agreement are $53,348,000 in cash and a $5,000,000 purchase money note. The Company retained $1,500,000 of the purchase price to be applied towards any warranty claims made against Realen Homes. The purchase money note bears interest at a rate of 3% per year, and the entire principal balance and all accrued interest is payable on July 29, 2006. The Company financed the transaction with the aforementioned bridge loan that it entered into on July 28, 2004.

Back to Contents

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no matters required to be reported hereunder.

Item 9A.	Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

There are no matters required to be reported hereunder

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2004

Item 11.	Executive Compensation.

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2004

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2004

Item 13.	Certain Relationships and Related Transactions.

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2004.

Item 14.	Principal Accountant Fees and Services.

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2004.

Back to Contents

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Financial Statements and Financial Statement Schedules

	1.	Financial Statements

The financial statements listed in the index on the first page under Item 8 are filed as part of this Form 10-K.

	2.	Financial Statement Schedules None.

	3.	Exhibits

Exhibit Number
2.1	Stock Purchase Agreement dated as of October 12, 2000, by and among the Company, Parker & Lancaster Corporation, and the selling stockholders party thereto (incorporated by reference to Exhibit 2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 27, 2000).

2.2	Stock Purchase Agreement among Orleans Homebuilders, Inc., Masterpiece Homes, Inc., Robert Fitzsimmons, the David R. Robinson Trust and David R. Robinson (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the period ended September 30, 2003).

2.3	Purchase Agreement dated as of July 28, 2004 among Orleans Homebuilders, Inc., Realen Homes, L.P., Realen General Partner, LLC, DB Homes Venture, L.P., DeLuca Enterprises, Inc. DeLuca Sub., Inc., BPG Real Estate Investors-B, L.P., Berwind Property Group, Ltd., and Berwind Property Group, Inc. (incorporated by reference to Exhibit 2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 11, 2004).

2.3	Stock Purchase Agreement among Orleans Homebuilders, Inc., Masterpiece Homes, Inc., Robert Fitzsimmons, the David R. Robinson Trust and David R. Robinson (incorporated by reference to Exhibit 2.1 to the Company’s Form 10-Q for the period ended September 30, 2003).

3.1	Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on September 4, 1969 (incorporated by reference to Exhibit 2.1 of the Company’s Registration Statement on Form S-7, filed with the Securities and Exchange Commission (S.E.C. File No. 2-68662)).

3.2	Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on July 25, 1983 (incorporated by reference to Exhibit 3.2 of Amendment Nos. 2 to the Company’s Registration Statement on Form S-2 filed with the Securities and Exchange Commission (S.E.C. File No. 2-84724)).

3.3*	Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on December 18, 1986.

3.4	Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on May 27, 1992 (incorporated by reference to Exhibit 3.6 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (S.E.C. File No. 33-43943) (the “Form S-1”).

Back to Contents

3.5	Amendment to Certificate of Incorporation filed with the Secretary of State of Delaware on July 13, 1998 (incorporated by reference to Exhibit 3.10 to the Company’s Form 10-K for the fiscal year ended June 30, 1998 (the “1998 10-K”)).

3.6	Certificate of Designations, Preferences and Rights of Series D Preferred Stock filed with the Secretary of State of Delaware on October 14, 1998 (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q for the period ended September 30, 1998).

3.7	By-Laws, as last amended on April 20, 1998 (incorporated by reference to Exhibit 3.11 to the 1998 Form 10-K).

4.1	Form of Note Purchase Agreement, dated as of August 1, 1996, together with form of $3,000,000 Convertible Subordinated 7% Note due January 1, 2002 (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-K for the fiscal year ended June 30, 1997).

4.2	Deferral Agreement to $3,000,000 Convertible Subordinated 7% Note dated December 14, 1999 (incorporated by reference to Exhibit 4.2 to the Company’s Form 10-K for the fiscal year ended June 30, 2002).

4.3	Deferral Agreement to $3,000,000 Convertible Subordinated 7% Note dated June 13, 2001 (incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K for the fiscal year ended June 30, 2002).

4.4	Deferral Agreement to $3,000,000 Convertible Subordinated 7% Note dated December 11, 2001 (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K for the fiscal year ended June 30, 2002).

10.1	Form of Indemnity Agreement executed by the Company with Directors of the Company (incorporated by reference to Exhibit B to the Company’s Proxy Statement with respect to its 1986 Annual Meeting of Stockholders).

10.2	Employment Agreement between the Company and Jeffrey P. Orleans, dated June 26, 1987 (incorporated by reference to Exhibit 10.2 to the Form S-1).

10.3	$4,000,000 Unsecured Line of Credit Agreement with Jeffrey P. Orleans dated as of June 30, 1999 (incorporated by reference to Exhibit 10.4 to the Company’s 1999 Form 10-K for the fiscal year ended June 30, 1999).

10.4	1992 Incentive Stock Option Plan (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 15, 1998).

10.5	1992 Non-Employee Directors Stock Option Plan (incorporated by reference to the Company’s Information Statement filed with the Securities and Exchange Commission on November 5, 1995 (S.E.C. File No. 1-6803)).

10.6	1995 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 4 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 15, 1998).

10.7	Employment Agreement between the Company and Robert Fitzsimmons (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

Back to Contents

10.8	$39,040,921 Mortgage Note dated November 7, 2003 by Orleans at Lambertville, LLC in favor of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.8 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.9	Construction Loan Agreement dated November 7, 2003 by and between Wachovia Bank, National Association and Orleans at Lambertville, LLC (incorporated by reference to Exhibit 10.9 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.10	$17,500,000 Promissory Note (Revolving Line of Credit) dated March 9, 2000 by Parker & Lancaster Corporation in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.10 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.11	Master Loan Agreement dated March 9, 2000 by and between Parker & Lancaster Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.11 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.12	First Allonge and Modification to Master Loan Agreement and Other Loan Documents dated May 30, 2001 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.12 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.13	Second Allonge and Modification to Master Loan Agreement and Other Loan Documents dated October 25, 2002 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.13 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.14	Third Allonge and Modification to Master Loan Agreement and Other Loan Documents dated September 22, 2003 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.14 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.15	Fourth Allonge and Modification to Master Loan Agreement and Other Loan Documents dated November 18, 2003 by and among Parker & Lancaster Corporation, Parker & Orleans Homebuilders, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.15 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.16	Promissory Note ($15,500,000 Revolving Line of Credit — Master) dated May 29, 1998 by Parker & Lancaster Corporation in favor of SouthTrust Bank N.A. (incorporated by reference to Exhibit 10.16 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.17	$4,500,000 Credit Line Deed of Trust Note dated May 29, 1998 by Parker & Lancaster Corporation in favor of SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.17 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

Back to Contents

10.18	Loan Agreement ($20,000,000 Revolving Line of Credit — Master) dated May 29, 1998 by and between Parker & Lancaster Corporation and SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.18 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.19	First Loan Modification Agreement (Master) dated November 4,1998 by and between Parker & Lancaster Corporation and SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.19 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.20	Second Loan Modification Agreement (Master) dated November 30, 1998 by and among Parker & Lancaster Corporation, Troy A. Gambril, as Trustee and SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.20 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.21	Third Loan Modification Loan Agreement (Master) dated March 2, 1998 by and between Parker & Lancaster Corporation and SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.21 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.22	Extension Agreement (Master) dated November 22, 1999 by and between Parker & Lancaster Corporation and SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.22 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.23	Fourth Loan Modification Agreement (Master) dated December 21, 1999 by and among Parker & Lancaster Corporation, Troy A. Gambril, as Trustee and SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.23 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.24	Loan Modification Agreement (Master Line) dated October 12, 2000 by and among Parker & Lancaster Corporation, J. Russell Parker, III, Barbara H. Parker and SouthTrust Bank, N.A. (incorporated by reference to Exhibit 10.24 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.25	Loan Modification Agreement (Master) dated November 6, 2000 by and among Parker & Lancaster Corporation, Orleans Homebuilders, Inc. and SouthTrust Bank. (incorporated by reference to Exhibit 10.25 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.26	Loan Assumption/Modification Agreement (Master Line) dated February 26, 2001 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., Orleans Homebuilders, Inc., Troy A. Gambril, as Trustee and SouthTrust Bank. (incorporated by reference to Exhibit 10.26 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.27	Modification Agreement (Master Line) dated March 9, 2001 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., the Company, Troy A. Gambril, as Trustee and SouthTrust Bank. (incorporated by reference to Exhibit 10.27 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

Back to Contents

10.28	Modification Agreement (Master Line) dated May 31, 2001 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., the Company and SouthTrust Bank. (incorporated by reference to Exhibit 10.28 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.29	Fifth Modification Agreement and Substitution of Trustee dated June 15, 2001 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., the Company, J. Cleve Barrett, as Trustee and SouthTrust Bank. (incorporated by reference to Exhibit 10.29 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.30	Sixth Loan Modification Agreement (Master Line) dated March 8, 2002 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., the Company, J. Cleve Barrett, as Trustee and SouthTrust Bank. (incorporated by reference to Exhibit 10.30 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.31	Loan Modification Agreement (Master Line) dated November 11, 2003 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., the Company, and SouthTrust Bank. (incorporated by reference to Exhibit 10.31 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.32*	Bridge Loan Agreement dated July 28, 2004 by and among Orleans, Inc. and Wachovia Bank.

10.33	Stock Award Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 27, 2003).

21*	Subsidiaries of the Registrant.

23.1*	Consents of PricewaterhouseCoopers LLP.

31.1*	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2 *	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.3 *	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2*	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.3*	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*	Exhibits included with this filing.

(b)	Reports on Form 8-K

Back to Contents

On May 11, 2004 the Company filed a Current Report on Form 8-K for the purpose of providing a press release dated May 10, 2004 related to the announcement of information relating to the Company’s fiscal 2004 third quarter, raising its earnings guidance for fiscal year 2004, and announcing its guidance for fiscal year 2005.

Back to Contents

SIGNATURES
and
POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORLEANS HOMEBUILDERS, INC.

By:	Jeffrey P. Orleans	August 26, 2004

Jeffrey P. Orleans,
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Jeffrey P. Orleans	August 26, 2004

Jeffrey P. Orleans
Chairman of the Board and
Chief Executive Officer

Benjamin D. Goldman	August 26, 2004

Benjamin D. Goldman
Vice Chairman and Director

Jerome Goodman	August 26, 2004

Jerome Goodman
Director

Robert N. Goodman	August 26, 2004

Robert N. Goodman
Director

Andrew N. Heine	August 26, 2004

Andrew N. Heine
Director

David Kaplan	August 26, 2004

David Kaplan
Director

Lewis Katz	August 26, 2004

Lewis Katz
Director

Back to Contents

Robert M. Segal	August 26, 2004

Robert M. Segal
Director

John W. Temple	August 26, 2004

John W. Temple
Director

Michael T. Vesey	August 26, 2004

Michael T. Vesey
President and Chief Operating Officer

Joseph A. Santangelo	August 26, 2004

Joseph A. Santangelo
Chief Financial Officer,
Treasurer and Secretary

Back to Contents

Exhibit Index

3.3*	Amendment to Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on December 18, 1986.

10.32*	Bridge Loan Agreement dated July 28, 2004 by and among Orleans, Inc. and Wachovia Bank.

21*	Subsidiaries of the Registrant.

23.1*	Consents of PricewaterhouseCoopers LLP.

31.1*	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.2*	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

31.3*	Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002.

32.1*	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.2*	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

32.3*	Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

*	Exhibits included with this filing.