Form 10-Q
period 2004-09-30
ORLEANS HOMEBUILDERS INC
filed 2004-11-12
CIK 38570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004

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

Number of shares of common stock, par value $0.10 per share, outstanding as of
November 1, 2004: 18,031,463
(excluding 576,330 shares held in Treasury).

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Back to Contents

Orleans Homebuilders, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(in thousands)

	September 30, 2004	June 30, 2004

Assets:
Cash and cash equivalents	$15,491	$32,962
Restricted cash — customer deposits	22,664	17,795
Real estate held for development and sale:
Residential properties completed or under construction	215,906	140,401
Land held for development or sale and improvements	288,817	161,265
Inventory not owned — Variable Interest Entities	107,025	88,995
Property and equipment, at cost, less accumulated depreciation	3,277	3,163
Deferred taxes	2,542	2,453
Goodwill and other intangible assets	20,307	7,187
Receivables, deferred charges and other assets	10,388	9,025
Land deposits and costs of future development	31,941	23,356

Total Assets	$718,358	$486,602

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$34,196	$26,246
Accrued expenses	42,876	46,981
Customer deposits	33,466	22,620
Obligations related to inventory not owned	97,491	81,992
Mortgage and other note obligations primarily secured by real estate held for development and sale	210,124	128,773
Unsecured line of credit	103,448	—
Notes payable and amounts due to related parties	7,868	2,879
Other notes payable	4,685	1,139

Total Liabilities	534,154	310,630

Commitments and contingencies (See Note I)

Redeemable common stock	1,067	1,067

Shareholders’ Equity:
Common stock, $.10 par, 20,000,000 shares authorized, 18,031,463 shares issued	1,803	1,803
Capital in excess of par value — common stock	68,584	68,554
Retained earnings	113,766	105,564
Treasury stock, at cost (576,330 shares held)	(1,016)	(1,016)

Total Shareholders’ Equity	183,137	174,905

Total Liabilities and Shareholders’ Equity	$718,358	$486,602

See accompanying notes which are an integral part of the consolidated financial statements.

Back to Contents

Orleans Homebuilders, Inc. and Subsidiaries
Consolidated Statements of Operations
and Changes in Retained Earnings
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2004	2003

Earned revenues
Residential properties	$138,312	$98,383
Land sales	49	457
Other income	1,801	1,595

	140,162	100,435

Costs and expenses
Residential properties	109,591	74,809
Land sales	48	490
Other	937	1,223
Selling, general and administrative	16,095	11,448
Interest
Incurred	2,730	1,814
Less capitalized	(2,716)	(1,742)

	126,685	88,042

Income from operations before income taxes	13,477	12,393
Income tax expense	5,275	4,875

Net income	$8,202	$7,518

Net income	8,202	7,518
Preferred dividends	—	53

Net income available for common shareholders	$8,202	$7,465

Basic earnings per share	$0.47	$0.58

Diluted earnings per share	$0.44	$0.45

See accompanying notes which are an integral part of the consolidated financial statements.

Back to Contents

Orleans Homebuilders, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(Unaudited)
(dollars in thousands)

	Common Stock		Capital in
	Shares		Excess of		Treasury Stock
	Issued and		Par Value –	Retained	Share
	Outstanding	Amount	Common Stock	Earnings	Held	Amount	Total

Balance at June 30, 2004	18,031,463	$1,803	$68,554	$105,564	576,330	$(1,016)	$174,905
Fair market value of stock options issued			30				30
Net income				8,202			8,202

Balance at September 30, 2004	18,031,463	$1,803	$68,584	$113,766	576,330	$(1,016)	$183,137

See accompanying notes which are an integral part of the consolidated financial statements.

Back to Contents

Orleans Homebuilders, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2004	2003

Cash flows from operating activities:
Net income	$8,202	$7,518
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	350	131
Deferred taxes	(89)	—
Stock based compensation expense	30	27
Changes in operating assets and liabilities:
Restricted cash — customer deposits	(596)	(1,787)
Real estate held for development and sale	(66,225)	(14,659)
Receivables, deferred charges and other assets	115	(8,350)
Land deposits and costs of future developments	(8,862)	6,631
Accounts payable and other liabilities	(15,214)	(5,924)
Customer deposits	2,280	1,984

Net cash used in operating activities	(80,009)	(14,429)

Cash flows from investing activities:
Purchases of property and equipment	(195)	(57)
Acquisitions, net of cash acquired	(56,848)	(4,932)

Net cash used in investing activities	(57,043)	(4,989)

Cash flows from financing activities:
Borrowings from loans secured by real estate assets	70,262	75,073
Repayment of loans secured by real estate assets	(59,195)	(58,909)
Borrowings from unsecured line of credit	103,448	—
Borrowings from other note obligations	5,070	5,424
Repayment of other note obligations	(4)	(2,017)
Sale of treasury stock	—	240
Preferred stock dividend	—	(53)

Net cash provided by financing activities	119,581	19,758

Net increase (decrease) in cash and cash equivalents	(17,471)	340
Cash and cash equivalents at beginning of year	32,962	8,883

Cash and cash equivalents at end of period	$15,491	$9,223

Supplemental disclosure of cash flow activities:
Interest paid, net of amounts capitalized	$14	$72

Income taxes paid	$9,817	$5,988

See accompanying notes which are an integral part of the consolidated financial statements.

Back to Contents

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)	Summary of Significant Accounting Policies:

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference is made to Form 10-K as of and for the year ended June 30, 2004 for Orleans Homebuilders, Inc. and subsidiaries (the “Company”) for additional disclosures, including a summary of the Company’s accounting policies.

On July 28, 2004, the Company acquired all of the issued and outstanding partnership interests in Realen Homes, L.P., a Pennsylvania limited partnership (“Realen Homes”). Unless otherwise indicated, the term the “Company” includes the accounts of Realen Homes. Realen Homes is engaged in residential real estate development in Southeastern Pennsylvania and Chicago, Illinois. The Consolidated Statements of Operations and Changes in Retained Earnings and the Consolidated Statements of Cash Flows include the accounts of Realen Homes from July 28, 2004 through September 30, 2004. The Consolidated Balance Sheets include the accounts of Realen Homes as of September 30, 2004. All material intercompany transactions and accounts have been eliminated.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company for the periods presented. The interim operating results of the Company may not be indicative of operating results for the full year.

Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation.

Recent accounting pronouncements:

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

Back to Contents

Based on the provisions of FIN 46, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant deposit that is not unconditionally refundable, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIEs inventory will be reported as “Inventory Not Owned — Variable Interest Entities.”

At September 30, 2004, the Company consolidated twenty-three VIEs as a result of its option to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these twenty-three VIEs totaling $9,121,000 and incurred additional pre-acquisition costs totaling $2,096,000. The Company’s deposits and any costs incurred prior to acquisition of the land or lots, represent our maximum exposure to loss. The fair value of the VIEs inventory will be reported as “Inventory Not Owned — Variable Interest Entities.” The Company recorded $107,025,000 in Inventory Not Owned — Variable Interest Entities as of September 30, 2004. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $97,491,000 at September 30, 2004, was reported on the balance sheet as “Obligations related to inventory not owned.” Creditors, if any, of these VIEs have no recourse against the Company.

The Company will continue to secure land and lots using options. Including the deposits and other costs capitalized in connection with the VIEs above, the Company had total costs incurred to acquire land and lots at September 30, 2004 of approximately $29,909,000, including $20,078,000 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $521,972,000. The maximum exposure to loss is limited to the deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

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

(B)	Acquisitions:

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

In accordance with the Purchase Agreement, the consideration paid by the Company consisted of: (i) $53,348,000 in cash delivered at closing, (ii) a promissory note of the Company in the aggregate principal amount of $5 million, payable over a period of up to two years, with an interest rate of 3% per year and (iii) a warranty holdback of $1.5 million retained by the Company to be applied toward the administration of any warranty claims made against Realen Homes. The purchase price was determined based on Realen Homes’ book value at June 30, 2004, its management personnel, its profitability, its backlog and its land position. In addition to the consideration described above, the Company incurred approximately $311,000 in professional fees in connection with the acquisition of Realen Homes.

Back to Contents

The Company evaluated the $5,000,000 3% note in accordance with APB 21 and determined that it was a below market rate note. In accordance with APB 21, the Company estimated, based on current market conditions that the Company would likely have been able to obtain similar fixed-rate financing from a third party at approximately 150 basis points higher than the note actually obtained. The Company imputed interest on the note at 4.5% and reduced the carrying value of the note from $5,000,000 to $4,863,000. The discount of $137,000 will be recorded as interest expense over the life of the note.

The acquisition included, subject to specified exceptions, all assets and liabilities of Realen Homes, including land owned or under contract, homes under construction but not sold or sold but not delivered, sales offers and reservations, and model homes and furnishings. The acquired assets were used by Realen Homes in the homebuilding business in Pennsylvania and Illinois. The Company intends to continue to use the acquired assets in the homebuilding business.

The Company accounted for the acquisition as a purchase in accordance with SFAS No. 141, “Business Combinations”. The purchase price was allocated to the fair value of assets and liabilities acquired with the excess purchase price of approximately $12,723,000 and $500,000 allocated to goodwill and other intangible assets, respectively. The intangible assets represent the intangible value of the backlog acquired from Realen Homes. The intangible value of the backlog will be amortized into cost of sales as the acquired backlog is delivered. The Company amortized $103,000 of the intangible value of the backlog acquired from Realen Homes for the three months ended September 30, 2004.

If the Realen Homes acquisition occurred on July 1, 2003, pro forma information for the Company would have been as follows:

	Three Months Ended September 30,
	2004	2003

Earned revenues	$145,588	$131,905
Income from operations before income taxes	14,602	12,399
Net income	8,863	7,526
Earnings per share:
Basic	0.51	0.59
Diluted	0.47	0.46

On August 9, 2004, the Company entered into a letter of intent for the acquisition of all of the outstanding shares of Peachtree Residential Properties, Inc. (“Peachtree”). Peachtree is engaged in homebuilding business in Atlanta, Georgia and Charlotte, North Carolina. The Company anticipates completing the Peachtree acquisition during the second quarter ended December 31, 2004 but the Company cannot offer any assurance that it will be able to do so.

Back to Contents

(C)	Mortgage, Other Note Obligations, and Unsecured Lines of Credit:

The maximum balance outstanding under construction and inventory loan agreements at any month end during the three months ended September 30, 2004 was $210,124,000. The average month end balance during the three months ended September 30, 2004 was $203,502,000. At September 30, 2004, the Company had approximately $174,071,000, available to be drawn under existing secured revolving and construction loans for planned development expenditures. Obligations under residential property and construction loans amounted to $131,222,000 at September 30, 2004 and are repaid at a predetermined percentage (approximately 85% on average) of the selling price of a unit when a sale is completed. The repayment percentage varies from community to community and over time within the same community. Mortgage obligations secured by land held for development and sale and improvements aggregating $8,923,000 at September 30, 2004 and are due in varying installments through fiscal 2005 with annual interest at variable rates based on 30-day LIBOR or the prime rate of interest plus a spread. Obligations relating to the $70,000,000 secured credit facility assumed from Realen Homes described below totaled $69,979,000 at September 30, 2004. The 30-day LIBOR and prime rate of interest at September 30, 2004 were 1.84% and 4.75%, per annum, respectively.

On July 28, 2004 the Company obtained a $120,000,000 unsecured bridge loan to finance the acquisition of Realen Homes, refinance certain outstanding indebtedness of Realen Homes and provide the Company with short-term liquidity for land purchases and residential development and construction site improvements. The unsecured bridge loan has a maturity date of November 30, 2004. Interest is payable monthly at 30-day LIBOR plus 225 basis points on the portion of the outstanding principal balance that does not exceed $60,000,000 and 30-day LIBOR plus 250 basis points on the portion of the outstanding principal balance that exceeds $60,000,000. The unsecured bridge loan is included in the balance sheet caption “Unsecured line of credit” and has an outstanding balance of $103,448,000 as of September 30, 2004.

As part of the acquisition Realen Homes, the Company assumed a $70,000,000 secured credit facility. The facility bears interest at a rate based upon the agent lender’s prime rate. The Company at its option, may elect to convert all or a portion of the outstanding facility to a fixed rate facility at 30-day LIBOR plus 187.5 basis points to 250 basis points per annum (based on certain lender ratios) in accordance with the lenders pricing formula for certain pre-defined periods up to 180 days. At September 30, 2004 the Company elected to allocate $4,800,000 and $65,179,000 of the total outstanding balance of the facility of $69,979,000 to 30-day LIBOR plus 200 basis points and prime, respectively. The $4,800,000 balance of the credit facility allocated to 30-day LIBOR plus 250 basis points will revert back to the prime rate on November 10, 2004. The secured credit facility is included in the balance sheet caption “Mortgage and other note obligations primarily secured by real estate held for development and sale.”

Back to Contents

(D)	Redeemable Common Stock:

In connection with the Company’s acquisition of Parker and Lancaster Corporation on October 13, 2000, the Company issued 300,000 shares of common stock of the Company to the former shareholders of Parker and Lancaster Corporation. The former shareholders of Parker and Lancaster Corporation have the right to cause the Company to repurchase the common stock approximately five years after the closing of the acquisition at a price of $3.33 per share. As of March 31, 2004, a former shareholder of Parker and Lancaster Corporation sold 51,502 shares of the Company’s Common Stock thereby reducing the number of shares of redeemable common stock in connection with the Parker and Lancaster Corporation acquisition to 248,498 shares.

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

(E)	Earnings Per Share:

The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator used in the computation for the three months ended September 30, 2004 and 2003 are shown in the following table:

	Three Months Ended September 30,
	2004	2003

	(in thousands)
Total common shares issued	18,031	13,365
Unconditional shares issuable	68	136
Less: Average treasury shares
Outstanding	(576)	(706)

Basic EPS shares	17,523	12,795
Effect of assumed shares issued under treasury stock method for stock options	565	553
Effect of December 29, 2003 partial conversion of $3 million Convertible
Subordinated 7% Note	667	1,333
Effect of December 29, 2003 conversion of $3 million Series D Preferred Stock	—	2,000

Diluted EPS shares	18,755	16,681

Net income available for common shareholders	$8,202	$7,465
Effect of December 29, 2003 conversion of $3 million Series D Preferred Stock	—	53
Effect of December 29, 2003 partial conversion of $3 million Convertible
Subordinated 7% Note	11	22

Adjusted net income for diluted EPS	$8,213	$7,540

Back to Contents

(F)	Supplemental Cash Flow Disclosure:

On July 28, 2004, the Company acquired Realen Homes. The following is a summary of the effects of this transaction on the Company’s consolidated financial position:
July 28, 2004

(in thousands)
Assets acquired:
Cash	$(3,174)
Restricted cash — customer deposits	(4,273)
Real estate held for development and sale	(136,832)
Property and equipment, at cost, less accumulated depreciation	(166)
Intangible assets, net of amortization	(13,223)
Receivables, deferred charges and other assets	(1,478)
Land deposits and costs of future development	(2,254)

Total assets acquired	(161,400)

Liabilities assumed:
Accounts payable	10,771
Accrued expenses	8,288
Customer deposits	8,566
Mortgage and other note obligations primarily secured by real estate held for development and sale	70,282
Other notes payable	3,471

Total liabilities assumed	101,378

Cash paid	(53,348)
Note payable	(4,863)
Warranty holdback	(1,500)
Professional fees paid	(311)
Less cash acquired	3,174

Net cash outflow for Realen Homes acquisition	$(56,848)

(G)	Residential Properties Completed or under Construction:

Residential properties completed or under construction consist of the following:

	September 30, 2004	June 30, 2004

	(in thousands)
Under contract for sale (backlog)	$150,518	$89,519
Unsold	65,388	50,882

Total residential properties completed or under construction	$215,906	$140,401

Back to Contents

(H)	Litigation:

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

(I)	Commitments and Contingencies:

As of September 30, 2004, the Company owned or controlled approximately 15,930 building lots. As part of the aforementioned building lots, the Company had contracted to purchase, or has under option, undeveloped land and improved lots for an aggregate purchase price of approximately $521,972,000 which is expected to yield approximately 9,158 building lots. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is usually contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers.

(J)	Subsequent Events:

On October 26, 2004 the Company awarded 16,778 shares of Common Stock under the Orleans Homebuilder’s Inc. Stock Award Plan. The shares of Common Stock will be issued from the Company’s Treasury Stock.

Back to Contents

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Orleans Homebuilders, Inc. and its subsidiaries (collectively, the “Company”, “OHB” or “Orleans”) are currently engaged in residential real estate development in the following ten markets: Southeastern Pennsylvania; Central New Jersey; Southern New Jersey; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Orlando, Florida; and Chicago, Illinois. The Company’s Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina. The Company has operated in its Pennsylvania and New Jersey markets for over 85 years and began operations in its North Carolina and Virginia markets in fiscal 2001 through the acquisition of Parker & Lancaster Corporation, a privately-held residential homebuilder. The Company entered the Orlando, Florida market on July 28, 2003 through its acquisition of Masterpiece Homes, Inc. (“Masterpiece Homes”), a privately-held residential homebuilder. On July 28, 2004, the Company entered the Chicago, Illinois market through the acquisition of Realen Homes, L.P. (“Realen Homes”), an established privately-held homebuilder with operations in Southeastern Pennsylvania and Chicago, Illinois. The Results of Operations include the activity of Masterpiece Homes from July 28, 2003 through September 30, 2004 and Realen Homes from July 28, 2004 through September 30, 2004. Unless otherwise indicated, the term the “Company” includes the accounts of Realen Homes.

References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ended June 30th of that year. For example, the phrases “fiscal 2004” or “2004 fiscal year” refer to the fiscal year ended June 30, 2004. When used in this report, “northern region” refers to the Company’s Pennsylvania and New Jersey markets, which includes the Southeastern Pennsylvania operations of Realen Homes that were acquired on July 28, 2004; “southern region” refers to the Company’s North Carolina and Virginia markets; “Florida region” refers to the Company’s Florida market, and “midwestern region” refers to the Company’s Illinois market.

The Company believes it is well positioned for continued growth. At September 30, 2004, backlog was $594,097,000 representing 1,643 homes compared to a backlog of $360,088,000 representing 1,116 homes at September 30, 2003. At September 30, 2004, the Company was selling in 97 communities and owned or controlled approximately 15,930 building lots compared to 77 communities and 10,863 owned or controlled building lots at September 30, 2003.

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

Back to Contents

Results of Operations

The following table sets forth certain details as to residential sales activity. The information provided is for the three months ended September 30, 2004 and 2003 in the case of residential revenue earned and new orders, and as of September 30, 2004 and 2003 in the case of backlog.

A sales contract or potential sale is classified as a new order and, therefore, becomes a part of backlog, at the time a homebuyer executes a contract to purchase a home from the Company.

	Three Months Ended September 30,
	2004			2003
	(Dollars in thousands)
	Amount	Homes	Average Price	Amount	Homes	Average Price
Northern Region (1)
New Jersey and Pennsylvania:
Residential revenue earned	$67,283	155	$434	$53,020	140	$379
New orders	77,437	164	472	62,555	146	428
Backlog	292,973	669	438	199,469	468	426

Southern Region
North Carolina, South Carolina and Virginia:
Residential revenue earned	$40,448	116	$349	$34,416	111	$310
New orders	47,428	130	365	56,038	167	336
Backlog	135,247	351	385	117,455	346	339

Florida Region (2)
Residential revenue earned	$14,403	89	$162	$10,947	84	$130
New orders	21,729	106	205	12,449	88	141
Backlog	60,174	336	179	43,164	302	143

Midwestern Region (3)
Residential revenue earned	$16,178	45	$360	$—	—	$—
New orders	24,203	66	367	—	—	—
Backlog	105,703	287	368	—	—	—

Combined Regions
Residential revenue earned	$138,312	405	$342	$98,383	335	$294
New orders	170,797	466	367	131,042	401	327
Backlog	594,097	1,643	362	360,088	1,116	323

(1)
Information on residential revenue earned and new orders for the three months ending September 30, 2004 includes Realen Homes’ Southeastern Pennsylvania operations for the period beginning July 28, 2004, the date the Company acquired Realen Homes, through September 30, 2004. The backlog at September 30, 2004, includes the backlog of Realen Homes’ Southeastern Pennsylvania operations.

(2)
Information on residential revenue earned and new orders for the three months ending September 30, 2003 is for the period beginning July 28, 2003, the date the Company entered this market through its acquisition of Masterpiece Homes, through September 30, 2004.

(3)
Information on residential revenue earned and new orders is for the period beginning July 28, 2004, the date the Company entered this this market through its acquisition of Realen Homes, through September 30, 2004.

Back to Contents

Three Months Ended September 30, 2004

Orders and Backlog

New orders for the three months ended September 30, 2004 increased $39,755,000, or 30.3%, to $170,797,000 on 466 homes, compared to $131,042,000 on 401 homes for the three months ended September 30, 2003. The average price per home of new orders increased by approximately 12.2% to $367,000 for the three months ended September 30, 2004 compared to $327,000 for the three months ended September 30, 2003.

The backlog at September 30, 2004 increased $234,009,000, or 65.0%, to $594,097,000 on 1,643 homes compared to the backlog at September 30, 2003 of $360,088,000 on 1,116 homes. The increase in backlog was attributable to an increase in new orders, the Company’s obtaining additional backlog of $170,785,000 on 463 homes through its acquisition of Realen Homes on July 28, 2004 and favorable economic conditions for the homebuilding industry in the regions where the Company operates. These favorable economic conditions, including historically low interest rates, have resulted in positive home pricing trends and consistent customer demand. The average price per home included in the Company’s backlog increased 12.1% to $362,000 at September 30, 2004 compared to $323,000 at September 30, 2003.

Northern Region: New orders for the three months ended September 30, 2004 increased $14,882,000 to $77,437,000, or 23.8% on 164 homes, compared to $62,555,000 on 146 homes for the three months ended September 30, 2003. The increase was primarily attributable to the acquisition of Realen Homes which contributed $12,300,000 on 30 new orders for the three months ended September 30, 2004. Excluding the acquisition of Realen Homes, new orders increased $2,582,000 to $65,137,000 and new orders decreased 12 homes to 134 homes for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003. The increase in new order dollars and the decrease in new home orders is a result of the Company’s efforts to intentionally slow absorption through pricing increases in several new communities to ensure production, pricing and absorption rates are properly balanced. The average price per home of new orders increased by 10.3% to $472,000 for the three months ended September 30, 2004 compared to $428,000 for the three months ended September 30, 2003. In addition to the Company’s efforts to intentionally slow absorption, the Company believes that it has been able to increase sales prices due to the strong demand for new homes resulting from the growing population, fueled in part by immigration, and historically low interest rates which have made housing more affordable. The limited supply of entitled lots for residential housing in Pennsylvania and New Jersey due to increased governmental regulations has also positively impacted home pricing trends.

The Company had 28 active selling communities in the northern region as of September 30, 2004 compared to 19 active selling communities as of September 30, 2003. The increase in the number of active selling communities was primarily attributable to the acquisition of Realen Homes which resulted in the addition of eight active selling communities in the northern region.

Back to Contents

Southern Region: New orders for the three months ended September 30, 2004 decreased $8,610,000 to $47,428,000, or 15.4% on 130 homes, compared to $56,038,000 on 167 homes for the three months ended September 30, 2003. The decrease in new orders was primarily attributable to a decrease in the number of available building lots to sell for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003. While the Company had 51 active selling communities in the southern region as of September 30, 2004 compared to 50 active selling communities as of September 30, 2003, several of the active selling communities included in the community count at September 30, 2004 are approaching the sell-out point at a faster rate than the opening of new selling communities.

The average price per home of new orders increased by 8.6% to $365,000 for the three months ended September 30, 2004 compared to $336,000 for the three months ended September 30, 2003. This increase in the average price per home of new orders is due to price increases in those communities open during the three months ended September 30, 2004 when compared with the same communities and products offered for sale in the comparable prior year period.

Florida Region: In spite of a series of hurricanes that struck the Florida region in September 2004, new orders for the three months ended September 30, 2004 increased $9,280,000 to $21,729,000, or 74.5% on 106 homes, compared to $12,449,000 on 88 homes for the three months ended September 30, 2003. The increase was attributable to the fact that the Florida region’s results of operations were included in the Company’s results of operations for the entire three months ended September 30, 2004 compared to the comparable prior year period wherein the Company acquired Masterpiece Homes and entered the Florida region on July 28, 2003. While the hurricanes slowed sales activities, they did not result in any substantial physical damage to the Company’s properties.

The average price per home of new orders increased by 45.4% to $205,000 for the three months ended September 30, 2004 compared to $141,000 for the three months ended September 30, 2003. This increase in the average price per home of new orders is due to price increases in those communities open during the three months ended September 30, 2004 when compared with the same communities and products offered for sale in the comparable prior year period.

The Company is continuing to expand its operations in the Florida region. The Company had 11 active selling communities in the Florida region as of September 30, 2004, compared to eight active selling communities as of September 30, 2003.

Midwestern Region: The Company entered the midwestern through the acquisition of Realen Homes on July 28, 2004. The Midwestern region accounted for $24,203,000 in new orders on 66 homes at an average price per home of new orders of $367,000. As of September 30, 2004, the midwestern region had seven active selling communities.

Back to Contents

Total Earned Revenues

Total earned revenues for the three months ended September 30, 2004 increased $39,727,000, to $140,162,000 or 39.6%, compared to $100,435,000 for the three months ended September 30, 2003. Residential revenue earned from the sale of residential homes included 405 homes totaling $138,312,000 during the three months ended September 30, 2004, as compared to 335 homes totaling $98,383,000 during the three months ended September 30, 2003. The average selling price per home delivered in the three months ended September 30, 2004 increased by approximately 16.3% to $342,000 for the three months ended September 30, 2004 compared to $294,000 for the three months ended September 30, 2003.

Northern Region:   Residential revenue earned for the three months ended September 30, 2004 increased $14,263,000 to $67,283,000 or 26.9% on 155 homes delivered as compared to $53,020,000 on 140 homes delivered during the three months ended September 30, 2003. The increase was primarily attributable to the acquisition of Realen Homes which contributed $10,737,000 in residential revenue on 35 homes delivered for the three months ended September 30, 2004.

Excluding the acquisition of Realen Homes, residential revenue earned increased $3,526,000 to $56,546,000 and the number of homes delivered decreased 20 homes to 120 homes for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003. The increase in residential revenue earned and the decrease in new home deliveries is a result of the mix of homes delivered. Specifically, single family homes, which typically have a longer building cycle than townhomes, comprised a larger percentage of the total homes delivered in the region during the three months ended September 30, 2004 than townhomes when compared to the three months ended September 30, 2003. The number of homes delivered also decreased due to delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by state and local governmental authorities and the Company’s intentional slowing of absorption through pricing increases in several communities starting in the fourth quarter of fiscal 2004.

The average selling price per home delivered in three months ended September 30, 2004 increased by approximately 14.5% to $434,000 for the three months ended September 30, 2004 compared to $379,000 for the three months ended September 30, 2003. This increase in the average selling price per home delivered contributed to the increase in residential revenue earned described above. The increase in the average selling price per home delivered is attributable increases in the average price per home of new orders in fiscal 2004 resulting from sales price increases as well as the product mix of homes delivered. Specifically, single family homes, which have higher selling prices than townhomes, comprised a larger percentage of the total homes delivered in the region during the three months ended September 30, 2004 than townhomes when compared to the three months ended September 30, 2003.

Back to Contents

Southern Region:   Residential revenue earned for the three months ended September 30, 2004 increased $6,032,000 to $40,448,000 or 17.5% on 116 homes delivered as compared to $34,416,000 on 111 homes delivered during the three months ended September 30, 2003.

The average price per home delivered increased 12.6% to $349,000 for the three months ended September 30, 2004 compared to $310,000 for the three months ended September 30, 2003. The increase in the average price per home delivered was attributable to increases in the average price per home of new orders in fiscal 2004 coupled with an increase in revenue attributable to customer-selected options, such as bonus rooms and flooring upgrades, for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003. In addition, a change in the product mix of homes delivered during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 contributed to the increase in the average price per home delivered. Specifically, the Company delivered a larger percentage of luxury and move-up homes during the three months ended September 30, 2004 than during the three months ended September 30, 2003.

Florida Region:   In spite of a series of hurricanes that struck the Florida region in September 2004, residential revenue earned for the three months ended September 30, 2004 increased $3,456,000 to $14,403,000, or 31.6% on 89 homes, compared to $10,947,000 on 84 homes for the three months ended September 30, 2003. The increase was attributable to the fact that the Florida region’s results of operations were included in the Company’s results of operations for the entire three months ended September 30, 2004 compared to the comparable prior year period wherein the Company acquired Masterpiece Homes and entered the Florida region on July 28, 2003. Several homes that were scheduled for delivery in September 2004 were delayed due to poor weather conditions resulting from a series of hurricanes that struck the Florida region in September. These delays negatively impacted residential revenue for the three months ended September 30, 2004 and were primarily customer-related. Specifically, several customers were temporarily unable to obtain the necessary homeowners insurance due to the insurance industry’s regional practice of suspending its issuance of homeowners insurance policies in the days prior to and immediately following a hurricane.

The average selling price per home delivered increased by 24.6% to $162,000 for the three months ended September 30, 2004 compared to $130,000 for the three months ended September 30, 2003. The increase in the average selling price per home delivered is attributable to a change in product mix toward more homes for move-up buyers as well as increases in the average price per home of new orders in fiscal 2004.

Midwestern Region:   The Company entered the midwestern region on July 28, 2004 through the acquisition of Realen Homes. For the three months ended September 30, 2004, the Midwestern region accounted for $16,178,000 in residential revenue earned on 45 homes at an average selling price per home delivered of $360,000.

Back to Contents

Costs and Expenses

Costs and expenses for the three months ended September 30, 2004 increased $38,643,000 to $126,685,000, or 43.9%, compared with the three months ended September 30, 2003. The cost of residential properties for the three months ended September 30, 2004 increased $34,782,000 to $109,591,000, or 46.5%, when compared with the three months ended September 30, 2003. The increase in cost of residential properties was primarily attributable to increased residential revenue in the Company’s northern, southern, and Florida regions as noted above as well as the increase in residential revenue resulting from the Company’s acquisition of Realen Homes. The consolidated gross profit margin for the three months ended September 30, 2004 decreased 3.2% to 20.8% compared to 24.0% for the three months ended September 30, 2003. The decrease in the consolidated gross profit margin was attributable to the following factors. The gross profit margin is affected when the acquired Realen Homes’ inventory is delivered because the value of the acquired Realen Homes’ inventory was increased to its fair market value as a result of the application of purchase accounting under SFAS 141. The additional costs recognized in connection with the first quarter deliveries of the acquired Realen Homes inventory as a result of the fair market value write-up of the acquired inventory was approximately $1,676,000 for the three months ended September 30, 2004. The additional costs recognized in connection with the amortization of the intangible value of the acquired Realen Homes backlog delivered during the three months ended September 30, 2004 was approximately $103,000. The northern region, which has significantly higher gross profit margins than the other regions in which the Company operates, comprised a smaller percentage of the consolidated residential properties revenue for the three months ended September 30, 2004 than for the three months ended September 30, 2003. Finally, overall raw material costs, particularly lumber and concrete, have increased during the three months ended September 30, 2004 when compared to the three months ended September 30, 2003.

The Company sells a variety of home types in various communities and regions, each yielding a different gross profit margin. As a result, depending on the mix of both communities and of home types delivered, the consolidated gross profit margin may fluctuate up or down on a periodic basis and periodic profit margins may not be representative of the consolidated gross profit margin for the year.

Interest included in the costs and expenses of residential properties and land sold for the three months ended September 30, 2004 and September 30, 2003 was $1,272,000 and $1,671,000, respectively. The decrease in the interest included in the costs and expenses of residential properties and land sold despite the overall increase in the cost of residential properties is attributable to continuing low interest rates during the construction periods for both the site improvements and the homes. The interest incurred during the construction periods is expensed to the cost of residential properties in the period in which the unit settles.

Back to Contents

For the three months ended September 30, 2004, selling, general and administrative expenses increased $4,647,000 to $16,095,000, or 40.6%, when compared with the three months ended September 30, 2003. The increase in selling, general and administrative expenses was due to an increase in Florida region expenses of $1,277,000 which resulted from the fact that the Florida region’s results of operations were included in the Company’s results of operations for the entire three months ended September 30, 2004 compared to the comparable prior year period wherein the Company acquired Masterpiece Homes and entered the Florida region on July 28, 2003. Additionally, the Company incurred $2,410,000 in selling, general and administrative expenses resulting from the Company’s expansion in the northern region and its expansion into the midwestern region through the acquisition of Realen Homes on July 28, 2004. The remaining increase in selling, general and administrative expenses was primarily attributable to increases in general and administrative payroll, incentive compensation and travel expenses. These increases are a result of the Company’s continued expansion into new regions.

The selling, general and administrative expenses as a percentage of residential revenue earned for the three months ended September 30, 2004 of 11.6% remained unchanged from the selling, general and administrative expenses as a percentage of residential revenue earned for the three months ended September 30, 2003.

Income Tax Expense

Income tax expense for the three months ended September 30, 2004 increased $400,000 to $5,275,000, or 8.2% from $4,875,000 for the three months ended September 30, 2003. The increase in income tax expense for the three months ended September 30, 2004 is attributable to an increase in income from operations.

Additionally, income tax expense as a percentage of income from operations before income taxes was 39.1% and 39.3% for the three months ended September 30, 2004 and 2003, respectively. The slight decrease in the effective tax rate is due to an increase in net income from operations before income taxes in the Florida region as a percentage of the consolidated income from operations before income taxes for the three months ended September 30, 2004 when compared to the three months ended September 30, 2003 as Florida has a lower state tax rate than a majority of the states in which the Company operates.

Net Income

Net income for the three months ended September 30, 2004 increased $684,000, or 9.1%, to $8,202,000, compared with $7,518,000 for the three months ended September 30, 2003. This increase in net income was attributable to an increase in residential revenue earned primarily as a result of favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. The Company believes the primary factors resulting in favorable conditions in the homebuilding industry include: the strong demand for new homes as a result of an increase in immigration and new household formation; historically low interest rates which enhance the affordability of homes; and the limited supply of entitled lots for residential housing due to increased governmental regulation, which increases the value of lots already owned by the Company.

Back to Contents

The increase in net income for the three months ended September 30, 2004 was reduced by approximately $1,083,000 due to the additional costs recognized in connection with the first quarter deliveries of the acquired Realen Homes inventory, as a result of the fair market value write-up of the acquired inventory and backlog. This was partially offset by the recognition of approximately $765,000 of net income that was previously deferred pending the resolution of outstanding issues associated with one of the Company’s closed communities.

Liquidity and Capital Resources

On an ongoing basis, the Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company’s additional sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured.

At September 30, 2004, the Company had approximately $190,623,000 available under existing secured and unsecured revolving and construction loans for planned development expenditures. A majority of the Company’s debt is variable rate, based on 30-day LIBOR or the prime rate, and therefore, the Company is exposed to market risk in connection with interest rate changes. At September 30, 2004, the 30-day LIBOR and prime rates of interest were 1.84% and 4.75%, respectively.

Generally, the Company has historically financed its development and construction activities on a community-by community basis so that, for each community the Company builds, it has a separate credit facility. Accordingly, the Company has numerous credit facilities. While the loan agreements relating to these facilities contain certain covenants, they generally contain few, if any, material financial covenants. Typically, the Company’s loan agreements contain covenants requiring it to:

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

Back to Contents

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

•	not enter into leases affecting the land or the construction which is the subject of the applicable loan documents without the prior written consent of the lender;

•	not obtain subordinate financing on the land, construction or other property granted as security under applicable loan documents without the prior approval of the lender; and

•	not sell or otherwise dispose of any of the land or the construction which is the subject of the applicable loan documents.

On July 28, 2004, pursuant to a Purchase Agreement of the same date, the Company completed its acquisition of all of the issued and outstanding partnership interests in Realen Homes, a Pennsylvania limited partnership. The terms of the Purchase Agreement are as follows: (i) $53,348,000 in cash delivered at closing, (ii) a promissory note of the Company in the aggregate principal amount of $5 million, payable over a period of up to two years, with an interest rate of 3% per year and (iii) a warranty holdback of $1.5 million retained by the Company to be applied toward the administration of any warranty claims made against Realen Homes. To finance the acquisition of Realen Homes, refinance certain outstanding indebtedness of Realen Homes and provide the Company with short-term liquidity for land purchases and residential development and construction site improvements, the Company obtained a $120,000,000 unsecured bridge loan. The unsecured bridge loan has a maturity date of November 30, 2004. Interest is payable monthly at 30-day LIBOR plus 225 basis points on the portion of the outstanding principal balance that does not exceed $60,000,000 and 30-day LIBOR plus 250 basis points on the portion of the outstanding principal balance that exceeds $60,000,000.

The Company anticipates replacing its community-by-community financing and its unsecured bridge loan with a $500,000,000 secured revolving loan facility that is expandable to $650,000,000 and contains a $100,000,000 letter of credit sublimit. The Company expects to have the new secured revolving loan facility in place by the November 30, 2004, although the Company cannot offer any assurance that it will be able to do so. The secured revolving loan facility would replace the $120,000,000 unsecured bridge loan described above and would be the primary source of financing for land acquisitions, land development, home construction, acquisitions, and working capital. The secured revolving loan facility will require the Company to adhere to a series of covenants including covenants pertaining to the financial position of the Company.

Back to Contents

Net cash used in operating activities for the three months ended September 30, 2004 was $80,009,000, compared to net cash used by operating activities for the prior fiscal year period of $14,429,000. The increase in net cash used in operating activities during the three months ended September 30, 2004 was primarily attributable to the acquisition of undeveloped land and improved building lots that will yield approximately 1,810 building lots with an aggregate purchase price of approximately $62,673,000. The remaining increase in net cash used in operating activities was attributable to increases in land deposits and costs of future development and customer deposits as well as decreases in receivables, deferred charges and other assets, and accounts payable and other liabilities partially offset by an increase in net income when compared with the prior fiscal year period. Net cash used in investing activities for the three months ended September 30, 2004 was $57,043,000, compared to $4,989,000 for the prior fiscal year period. This increase was primarily related to the acquisition of Realen Homes on July 28, 2004. Net cash provided by financing activities for the three months ended September 30, 2004 was $119,581,000, compared to $19,758,000 for the prior fiscal year period. The increase in net cash provided by financing activities is primarily attributable to $53,348,000 borrowed under a $120,000,000 unsecured bridge loan to finance the acquisition of Realen Homes and an increase in financing to support the acquisition of undeveloped land and improved building lots as noted above.

Lot Positions

As of September 30, 2004, the Company owned or controlled approximately 15,930 building lots. Included in the aforementioned lots, the Company had contracted to purchase, or has under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $521,972,000 that are expected to yield approximately 9,158 building lots.

Undeveloped Land Acquisitions

In recent years, the process of acquiring desirable undeveloped land has become extremely competitive, particularly in the northern region, mostly due to the lack of available parcels suitable for development. In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land by forfeiture of its deposit under the agreement. For the three months ended September 30, 2004, the Company did not forfeit any land deposits related to the cancellation of purchase agreements. Included in the balance sheet captions “Inventory not owned — Variable Interest Entities” and “Land deposits and costs of future development,” at September 30, 2004 the Company had $23,617,000 invested in 58 parcels of undeveloped land, of which $13,919,000 is deposits, a portion of which is non-refundable. These undeveloped parcels of land have an aggregate purchase price of approximately $381,862,000 and are expected to yield approximately 7,421 building lots.

Back to Contents

The Company attempts to further mitigate the risks involved in acquiring undeveloped land by structuring its undeveloped land acquisitions so that the deposits required under the agreements coincide with certain benchmarks in the governmental approval process, thereby limiting the amount at risk. This process allows the Company to periodically review the approval process and make a decision on the viability of developing the acquired parcel based upon expected profitability. In some circumstances the Company may be required to make deposits solely due to the passage of time. This structure still provides the Company an opportunity to periodically review the viability of developing the parcel of land. In addition, the Company primarily structures its agreements to purchase undeveloped land to be contingent upon obtaining all governmental approvals necessary for construction. Under most agreements, the Company secures the responsibility for obtaining the required governmental approvals as the Company believes that it has significant expertise in this area. The Company intends to complete the acquisition of undeveloped land after all governmental approvals are in place. In certain circumstances, however, when all extensions have been exhausted, the Company must make a decision on whether to proceed with the purchase even though all governmental approvals have not yet been received. In these circumstances, the Company performs reasonable due diligence to ascertain the likelihood that the necessary governmental approvals will be granted. At September 30, 2004, the Company owned one parcel that is expected to yield 646 building lots for which preliminary governmental approval for the construction of homes has not been obtained. The $10,370,000 invested in the parcel, of which $9,263,000 pertains to land and $1,107,000 pertains to site improvements, is included in the balance sheet caption “Land deposits and costs of future development,” at September 30, 2004.

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

At September 30, 2004, the Company had contracted to purchase or had under option approximately 1,737 improved building lots for an aggregate purchase price of approximately $140,110,000, including $6,159,000 of deposits.

The Company expects to utilize primarily the new secured revolving credit facility that it is currently being negotiating as described above as well as existing capital resources, to finance the acquisitions of undeveloped land and improved lots described above. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

Back to Contents

Critical Accounting Policies

For a discussion the Company’s critical accounting policies, see “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2004 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

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

Based on the provisions of FIN 46, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant deposit that is not unconditionally refundable, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIEs inventory will be reported as “Inventory Not Owned — Variable Interest Entities.”

At September 30, 2004, the Company consolidated twenty-three VIEs as a result of its option to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these twenty-three VIEs totaling $9,121,000 and incurred additional pre-acquisition costs totaling $2,096,000. The Company’s deposits and any costs incurred prior to acquisition of the land or lots, represent our maximum exposure to loss. The fair value of the VIEs inventory will be reported as “Inventory Not Owned — Variable Interest Entities.” The Company recorded $107,025,000 in Inventory Not Owned — Variable Interest Entities as of September 30, 2004. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $97,491,000 at September 30, 2004, was reported on the balance sheet as Obligations related to inventory not owned. Creditors, if any, of these VIEs have no recourse against the Company.

Back to Contents

The Company will continue to secure land and lots using options. Including the deposits and other costs capitalized in connection with the VIEs above, the Company had total costs incurred to acquire land and lots at September 30, 2004 of approximately $29,909,000, including $20,078,000 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $521,972,000. The maximum exposure to loss is limited to the deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

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

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company’s principal market risk exposure continues to be interest rate risk. A majority of the Company’s debt is variable based on LIBOR or the prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, an increase or decrease in interest rates of 100 basis points will result in a corresponding increase or decrease in cost of sales and interest charges incurred by the Company of approximately $3,100,000 in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered. The Company believes that reasonably possible near-term interest rate changes will not result in a material negative effect on future earnings, fair values or cash flows of the Company. Generally, the Company has been able to recover any increased costs of borrowing through increased selling prices; however, there is no assurance the Company will be able to continue to increase selling prices to cover the effects of any increase in near-term interest rates.

Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short term increases in construction costs. Since the sales price of the Company’s homes is fixed at the time the buyer enters into a contract to acquire a home and because the Company generally contracts to sell its homes before construction begins, any increase in costs in excess of those anticipated may result in gross margins lower than anticipated for the homes in the Company’s backlog. The Company attempts to mitigate the market risks of price fluctuation of commodities by entering into fixed-price contracts with its subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle.

There have been no material adverse changes to the Company’s (1) exposure to risk and (2) management of these risks, since June 30, 2004.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Back to Contents

PART II. OTHER INFORMATION

Item 6.	Exhibits.

(a)	Exhibits.

	31.1*	Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2*	Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.3*	Certification of Joseph A. Santangelo pursuant to Section 302 Sarbanes-Oxley Act of 2002.

	32.1*	Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes-Oxley Act of 2002.

	32.2*	Certification of Michael T. Vesey pursuant to Section 906 Sarbanes-Oxley Act of 2002.

	32.3*	Certification of Joseph A. Santangelo pursuant to Section 906 Sarbanes-Oxley Act of 2002.

*	Exhibits filed herewith electronically.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORLEANS HOMEBUILDERS, INC. (Registrant)

November 12, 2004	Michael T. Vesey Michael T. Vesey President and Chief Operating Officer

November 12, 2004	Joseph A. Santangelo Joseph A. Santangelo Treasurer, Secretary and Chief Financial Officer

Back to Contents

EXHIBIT INDEX

31.1	Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Joseph A. Santangelo pursuant to Section 302 Sarbanes-Oxley Act of 2002.

32.1	Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael T. Vesey pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.3	Certification of Joseph A. Santangelo pursuant to Section 906 Sarbanes-Oxley Act of 2002.