Form 10-Q
period 2004-12-31
ORLEANS HOMEBUILDERS INC
filed 2005-02-14
CIK 38570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

 Number of shares of common stock, par value $0.10 per share, outstanding as of
                          February 14, 2005: 18,698,131
                  (excluding 389,552 shares held in Treasury).

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                                                                            PAGE
                                                                            ----

                         PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets at December 31, 2004
           and June 30, 2004                                                  1

          Consolidated Statements of Operations for the
           Three and Six Months Ended December 31, 2004 and 2003              2

          Consolidated Statements of Shareholders' Equity for the
           Six Months Ended December 31, 2004                                 3

          Consolidated Statements of Cash Flows for the Six
           Months Ended December 31, 2004 and 2003                            4

          Notes to Consolidated Financial Statements                          5

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         41

Item 4.   Controls and Procedures                                            41

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Secured Holders                 42

Item 6.   Exhibits                                                           43

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    December 31,     June 30,
                                                                        2004           2004
                                                                    ------------   ------------
Assets:
Cash and cash equivalents                                           $     18,763   $     32,962
Restricted cash - customer deposits                                       19,471         17,795
Real estate held for development and sale:
  Residential properties completed or under construction                 273,051        140,401
  Land held for development or sale and improvements                     309,651        161,265
  Inventory not owned - Variable Interest Entities                        93,927         88,995
Property and equipment, at cost, less accumulated depreciation             3,115          3,163
Deferred taxes                                                             2,542          2,453
Intangible assets                                                            288              -
Goodwill                                                                  20,426          7,187
Receivables, deferred charges and other assets                            17,326          9,025
Land deposits and costs of future development                             32,818         23,356
                                                                    ------------   ------------
  Total Assets                                                      $    791,378   $    486,602
                                                                    ============   ============
Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                    $     32,568   $     26,246
Accrued expenses                                                          37,792         46,981
Customer deposits                                                         34,192         22,620
Obligations related to inventory not owned                                86,156         81,992
Mortgage and other note obligations primarily secured by real
 estate held for development and sale                                    395,295        128,773
Notes payable and amounts due to related parties                           2,129          2,879
Other notes payable                                                        9,436          1,139
                                                                    ------------   ------------
  Total Liabilities                                                      597,568        310,630
                                                                    ------------   ------------
Commitments and contingencies (See Note I)

Redeemable common stock                                                    1,067          1,067
                                                                    ------------   ------------
Shareholders' Equity:
Common stock, $.10 par, 20,000,000 shares authorized,
 16,698,131 and 18,031,463 shares issued December 31, 2004                 1,870          1,803
 and June 30, 2004, respectively
Capital in excess of par value - common stock                             69,732         68,554
Retained earnings                                                        121,996        105,564
Treasury stock, at cost (484,552 and 576,330 shares held
 at December 31, 2004 and June 30, 2004, respectively)                      (855)        (1,016)
                                                                    ------------   ------------
Total Shareholders' Equity                                               192,743        174,905
                                                                    ------------   ------------
Total Liabilities and Shareholders' Equity                          $    791,378   $    486,602
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

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Three Months Ended             Six Months Ended
                                                             December 31,                  December 31,
                                                     ---------------------------   ---------------------------
                                                         2004           2003           2004           2003
                                                     ------------   ------------   ------------   ------------
Earned revenues
  Residential properties                             $    178,278   $    121,481   $    316,590   $    219,864
  Land sales                                                   43              -             92            457
  Other income                                              1,687          1,234          3,488          2,829
                                                     ------------   ------------   ------------   ------------
                                                          180,008        122,715        320,170        223,150
                                                     ------------   ------------   ------------   ------------
Costs and expenses
  Residential properties                                  141,954         95,170        251,545        169,979
  Land sales                                                   40              -             88            490
  Other                                                     1,384          1,001          2,321          2,224
  Selling, general and administrative                      23,160         14,110         39,255         25,558
  Interest
     Incurred                                               3,308          2,488          6,038          4,302
     Less capitalized                                      (3,293)        (2,350)        (6,009)        (4,092)
                                                     ------------   ------------   ------------   ------------
                                                          166,553        110,419        293,238        198,461
                                                     ------------   ------------   ------------   ------------
Income from operations before income taxes                 13,455         12,296         26,932         24,689
Income tax expense                                          5,225          4,831         10,500          9,706
                                                     ------------   ------------   ------------   ------------
Net income                                           $      8,230   $      7,465   $     16,432   $     14,983
                                                     ============   ============   ============   ============
Net income                                                  8,230          7,465         16,432         14,983
Preferred dividends                                             -             51              -            104
                                                     ------------   ------------   ------------   ------------
Net income available for common shareholders         $      8,230   $      7,414   $     16,432   $     14,879
                                                     ============   ============   ============   ============
Basic earnings per share                             $       0.47   $       0.57   $       0.94   $       1.16
                                                     ============   ============   ============   ============
Diluted earnings per share                           $       0.44   $       0.45   $       0.88   $       0.90
                                                     ============   ============   ============   ============

      See accompanying notes which are an integral part of the consolidated financial statements.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                   Common Stock
                                                             --------------------------   Capital in
                                                               Shares                      Excess of
                                                             Issued and                   Par Value -     Retained
                                                             Outstanding       Amount     Common Stock    Earnings
                                                             -----------    -----------   ------------   -----------
Balance at June 30, 2004                                      18,031,463    $     1,803   $     68,554   $   105,564
Fair market value of stock options issued                                                          139
Conversion of senior subordinated notes                          666,668             67            933
Shares issued in connection with the acquisition of PLC                                           (132)
Shares awarded under Stock Award Plan                                                              238
Net income                                                                                                    16,432
                                                             -----------    -----------   ------------   -----------
Balance at December 31, 2004                                  18,698,131    $     1,870   $     69,732   $   121,996
                                                             ===========    ===========   ============   ===========

                                                                   Treasury Stock
                                                             -------------------------
                                                                Share
                                                                 Held        Amount          Total
                                                             -----------   -----------    -----------
Balance at June 30, 2004                                         576,330   $    (1,016)   $   174,905
Fair market value of stock options issued                                                         139
Conversion of senior subordinated notes                                                         1,000
Shares issued in connection with the acquisition of PLC          (75,000)          132              -
Shares awarded under Stock Award Plan                            (16,778)           29            267
Net income                                                                                     16,432
                                                             -----------   -----------    -----------
Balance at December 31, 2004                                     484,552   $      (855)   $   192,743
                                                             ===========   ===========    ===========

 See accompanying notes which are an integral part of the financial statements.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Six Months Ended
                                                                           December 31,
                                                                    ---------------------------
                                                                        2004           2003
                                                                    ------------   ------------
Cash flows from operating activities:
  Net income                                                        $     16,432   $     14,983
  Adjustments to reconcile net income to net cash
   used in operating activities:
  Depreciation and amortization                                              766            292
  Deferred taxes                                                             (89)             -
  Stock based compensation expense                                           139             67
Changes in operating assets and liabilities:
  Restricted cash - customer deposits                                      2,597           (967)
  Real estate held for development and sale                             (144,204)       (39,356)
  Receivables, deferred charges and other assets                          (6,822)       (24,845)
  Land deposits and costs of future developments                          (8,153)        15,966
  Accounts payable and other liabilities                                 (22,169)       (11,233)
  Customer deposits                                                        3,007          1,866
                                                                    ------------   ------------
Net cash used in operating activities                                   (158,496)       (43,227)
                                                                    ------------   ------------
Cash flows from investing activities:
  Purchases of property and equipment                                       (341)          (212)
  Acquisitions, net of cash acquired                                     (56,945)        (4,973)
                                                                    ------------   ------------
Net cash used in investing activities                                    (57,286)        (5,185)
                                                                    ------------   ------------
Cash flows from financing activities:
  Borrowings from loans secured by real estate assets                    580,811        187,758
  Repayment of loans secured by real estate assets                      (384,649)      (136,068)
  Borrowings from unsecured line of credit                               135,948              -
  Repayment of unsecured line of credit                                 (135,948)             -
  Borrowings from other note obligations                                   5,179          1,654
  Repayment of other note obligations                                        (25)          (266)
  Sale of treasury stock                                                     267            240
  Stock options exercised                                                      -             13
  Preferred stock dividend                                                     -           (104)
                                                                    ------------   ------------
Net cash provided by financing activities                                201,583         53,227
                                                                    ------------   ------------
Net increase (decrease) in cash and cash equivalents                     (14,199)         4,815
Cash and cash equivalents at beginning of year                            32,962          8,883
                                                                    ------------   ------------
Cash and cash equivalents at end of period                          $     18,763   $     13,698
                                                                    ============   ============
Supplemental disclosure of cash flow activities:
  Interest paid, net of amounts capitalized                         $         29   $        210
                                                                    ============   ============
  Income taxes paid                                                 $     14,243   $     12,461
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

        On July 28, 2004, the Company acquired all of the issued and outstanding partnership interests in Realen Homes, L.P., a Pennsylvania limited partnership ("Realen Homes"). Unless otherwise indicated, the term the "Company" includes the accounts of Realen Homes. Realen Homes is engaged in residential real estate development in Southeastern Pennsylvania and Chicago, Illinois. The Consolidated Statements of Operations and Changes in Retained Earnings and the Consolidated Statements of Cash Flows include the accounts of Realen Homes from July 28, 2004 through December 31, 2004. The Consolidated Balance Sheets include the accounts of Realen Homes as of December 31, 2004. All material intercompany transactions and accounts have been eliminated.

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

        Recent accounting pronouncements:

        In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). The FASB issued a revised FIN 46 in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity ("VIE") is created when
        (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For VIEs created before January 31, 2003, FIN 46 was deferred to the end of the first interim or annual period ending after March 15, 2004. The Company fully adopted FIN 46 effective March 31, 2004.

        Based on the provisions of FIN 46, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant deposit that is not unconditionally refundable, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIEs inventory will be reported as "Inventory Not Owned - Variable Interest Entities."

        At December 31, 2004, the Company consolidated twenty-four VIEs as a result of its option to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these twenty-four VIEs totaling $8,488,000 and incurred additional pre-acquisition costs totaling $1,424,000. The Company's deposits and any costs incurred prior to acquisition of the land or lots, represent our maximum exposure to loss. The fair value of the VIEs inventory will be reported as "Inventory Not Owned - Variable Interest Entities." The Company recorded $93,927,000 in Inventory Not Owned - Variable Interest Entities as of December 31, 2004. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $86,156,000 at December 31, 2004, was reported on the balance sheet as "Obligations related to inventory not owned." Creditors, if any, of these VIEs have no recourse against the Company.

        The Company will continue to secure land and lots using options. Including the deposits and other costs capitalized in connection with the VIEs above, the Company had total costs incurred to acquire land and lots at December 31, 2004 of approximately $30,004,000, including $20,231,000 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $523,028,000. The maximum exposure to loss is limited to the deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments,
        (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company adopted SFAS No. 150 effective July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

        In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition" which rescinds portions of SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. The Company adopted the provisions of this statement immediately, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

        EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," issued during the third quarter of 2003, provides guidance on revenue recognition for revenues derived from a single contract that contain multiple products or services. EITF 00-21 also provides additional requirements to determine when these revenues may be recorded separately for accounting purposes. The Company adopted EITF 00-21 on July 1, 2003, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

        In December 2004, the FASB revised FAS 123 through the issuance of FAS No. 123 "Share Based Payment", revised ("FAS 123-R"). FAS 123-R is effective for the Company commencing July 1, 2005. FAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair value based method in FAS 123-R is similar to the fair-value-based method in FAS 123 in most respects, subject to certain key differences. The Company is in the process of evaluating the impact of such key differences between FAS 123 and FAS-123R, but does not currently believe that the adoption of FAS 123-R will have a material impact on the Company.

(B)     Acquisitions:

        On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired, through a wholly-owned subsidiary, the real estate assets described below (the "Assets") from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which are wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, "Peachtree Residential Properties").

        The Assets include: (a) improved and unimproved real property,
        (b) rights to acquire real estate under options or agreements, (c) equipment, (d) rights under certain contracts for the sale of homes to be sold and leases for real property, (e) rights to certain tradenames and other intangibles, including contract backlog, (f) homes and other improvements under construction as of the closing, (g) certain plans, drawings, specifications, permits and rights under warranties and
        (h) governmental approvals and books and records associated with, or relating to the foregoing.

        The Company paid $29,300,000 in cash, to acquire the Assets and certain of liabilities of Peachtree Residential Properties assumed by the Company, less $200,000 to be retained by the Company and applied towards the administration of certain home warranty claims.

        On July 28, 2004, pursuant to a Purchase Agreement of the same date, the Company completed its acquisition of all of the issued and outstanding partnership interests in Realen Homes, a Pennsylvania limited partnership, from Realen General Partner, LLC, a Pennsylvania limited liability company, and DB Homes Venture L.P., a Pennsylvania limited partnership. The Company acquired the limited partner's interest in Realen Homes and a subsidiary of the Company, RHGP LLC, acquired the general partner's interest and serves as the general partner of Realen Homes.

        In accordance with the Purchase Agreement, the consideration paid by the Company consisted of: (i) $53,348,000 in cash delivered at closing,
        (ii) a promissory note of the Company in the aggregate principal amount of $5 million, payable over a period of up to two years, with an interest rate of 3% per year and (iii) a warranty holdback of $1.5 million retained by the Company to be applied toward the administration of any warranty claims made against Realen Homes in excess of certain predetermined amounts. The purchase price was determined based on Realen Homes' book value at June 30, 2004, its management personnel, its profitability, its backlog and its land position. In addition to the consideration described above, the Company incurred approximately $349,000 in professional fees in connection with the acquisition of Realen Homes.

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

        The Company accounted for the acquisition as a purchase in accordance with SFAS No. 141, "Business Combinations". The purchase price was allocated to the fair value of assets and liabilities acquired with the excess purchase price of approximately $13,239,000 and $500,000 allocated to intangible assets, respectively. The intangible assets represent the intangible value of the backlog acquired from Realen Homes. The intangible value of the backlog will be amortized into cost of sales as the acquired backlog is delivered. The Company amortized $212,000 of the intangible value of the backlog acquired from Realen Homes for the six months ended December 31, 2004. The company anticipates that the intangible asset will be fully amortized by June 30, 2005.

        If the Realen Homes acquisition occurred on July 1, 2003, pro forma information for the Company would have been as follows:

                                                    Three Months Ended         Six Months Ended
                                                                    December 31,
                                                   ---------------------------------------------
                                                      2004        2003      2004          2003
                                                   ---------   ---------   ---------   ---------
                                                        (in thousands, except share amounts)
        Earned revenues                            $ 185,434   $ 179,728   $ 325,596   $ 311,633
        Income from operations before
         income taxes                                 13,876      17,013      29,077      29,412
        Net income                                     8,423      10,327      17,650      17,853
        Earnings per share:
          Basic                                         0.48        0.80        1.01        1.39
          Diluted                                       0.45        0.62         .94        1.08

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

(C)     Mortgage, Other Note Obligations, and Revolving Credit Facility:

        The maximum balance outstanding under construction and inventory loan agreements at any month end during the six months ended December 31, 2004 was $395,295,000. The average month end balance during the six months ended December 31, 2004 was $237,730,000. At December 31, 2004, the Company had $112 million of borrowing capacity of which approximately $23,588,000 was then available to be drawn under the secured revolving credit facility discussed below. The $395,295,000 at December 31, 2004 consists of $388,000,000 under the Revolving Credit Facility which is defined below plus $7,295,000 under mortgage obligations secured by land held for development and sale and improvements which are due in varying installments through fiscal 2005 with annual interest at variable rates based upon 30-day LIBOR or the prime rate of interest plus a spread.

        On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc. as guarantor, entered into a Revolving Credit and Loan Agreement (the "Credit Agreement") for a $500 Million Senior Secured Revolving Credit and Letter of Credit Facility (the "Revolving Credit Facility") with various banks as lenders. The Revolving Credit Facility may be increased to $650,000,000 under certain circumstances. Under and subject to the terms of the Revolving Credit Facility, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for investment in joint ventures, for working capital and for such other appropriate purposes as may be approved by the lenders.

        Capitalized terms used below and not otherwise defined have the meanings set forth in the Revolving Credit Agreement.

        The Revolving Credit Facility replaces the Company's July 28, 2004 Bridge Loan Agreement with Wachovia Bank, N.A. In addition, the Company used approximately $388 million of funds available under the Revolving Credit Facility to repay substantially all of the outstanding loans of the Company and its wholly-owned subsidiaries from other banks and financial institutions and to acquire the real estate assets of Peachtree Residential Properties in Charlotte, North Carolina. At December 31, 2004, there is $388 million outstanding under the Revolving Credit Facility. In addition, approximately $37 million of letters of credit and other assurances of the availability of funds have been provided under the Revolving Credit Facility.

        The Revolving Credit Facility has a three-year term and borrowings and advances bear interest on a per annum basis equal to the LIBOR Market Index Rate plus a non-default variable spread ranging from 175 basis points to 237.5 basis points, depending upon the Company's leverage ratio. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. The December 31, 2004 interest rate was 4.78% which includes the 237.5 basis point spread.

        Under the Revolving Credit Facility, the total amount of loans and advances outstanding at any time may not exceed the lesser of the then-current Borrowing Base Availability or the Revolving Sublimit of $500 million. The Revolving Sublimit, under certain circumstances, may be increased up to $650 million. The Borrowing Base Availability is based on the lesser of the appraised value or cost of real estate owned by borrowers that has been admitted to the borrowing base. Various conditions must be satisfied in order for real estate to be admitted to the borrowing base, including that a mortgage in favor of lenders has been delivered to the agent for lenders and that all governmental approvals necessary to begin development of for-sale residential housing, other than building permits and certain other permits borrower in good faith believes will be issued within 120 days, have been obtained. Depending on the stage of development of the real estate, the loan to value or loan to cost advance rate ranges from 50% to 90% of the appraised value or cost of the real estate, whichever is lower.

        As security for all obligations of borrowers to lenders under the Revolving Credit Facility, lenders have a first priority mortgage lien on all real estate admitted to the borrowing base. In addition, Orleans Homebuilders, Inc. has guaranteed the obligations of the borrowers to lenders pursuant to a Guaranty executed by the Company on December 22, 2004. Under the Guaranty, Orleans Homebuilders, Inc. has granted lenders a security interest in any balance or assets in any deposit or other account Orleans Homebuilders, Inc. has with any lender.

        The Company is required to maintain certain financial ratios and customary covenants as set forth in the Revolving Credit Facility.

        On July 28, 2004 the Company entered into an Unsecured Bridge Loan Agreement with a maximum borrowing amount of $120,000,000. Proceeds from the Unsecured Bridge Loan were used to finance the acquisition of Realen Homes, refinance certain outstanding indebtedness of Realen Homes and provide the Company with short-term liquidity for land purchases and residential development and construction site improvements. The Unsecured Bridge Loan had a maturity date of November 30, 2004. On November 17, 2004, the Unsecured Bridge Loan was increased to $140,000,000 and the maturity date was extended to December 31, 2004. On December 22, 2004, the Unsecured Bridge Loan was replaced with part of the proceeds of the Revolving Credit Facility mentioned above. Interest on the Unsecured Bridge Loan was payable monthly at 30-day LIBOR plus 225 basis points on the portion of the outstanding principal balance that did not exceed $60,000,000 and 30-day LIBOR plus 250 basis points on the portion of the outstanding principal balance that exceeded $60,000,000. The average outstanding debt and interest rate under the Unsecured Bridge Loan during the Company's term was approximately $95,000,000 and 4.20%, respectively.

        As part of the acquisition of Realen Homes, the Company assumed a $70,000,000 secured credit facility. On December 22, 2004, the $70,000,000 secured credit facility was replaced with part of the proceeds of the Revolving Credit Facility mentioned above. Interest on the secured credit facility was payable monthly at a rate based upon the agent lender's prime rate. The Company had an option to convert all or a portion of the outstanding secured credit facility to a fixed rate facility at 30-day LIBOR plus 187.5 basis points to 250 basis points per annum in accordance with the lenders pricing formula. The average outstanding debt and interest rate under the secured credit facility during the Company's term was $70,000,000 and 4.25%, respectively.

        On December 21, 2004 and in accordance with the terms of the Company's Convertible Subordinated 7% Note issued to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, the third and final installment due of $1,000,000 was converted, at $1.50 per share, into 666,668 shares of the Company's common stock.

(D)     Redeemable Common Stock:

        In connection with the Company's acquisition of Parker and Lancaster Corporation on October 13, 2000, the Company issued 300,000 shares of common stock of the Company to the former shareholders of Parker and Lancaster Corporation. The former shareholders of Parker and Lancaster Corporation have the right to cause the Company to repurchase the common stock approximately five years after the closing of the acquisition at a price of $3.33 per share. Through December 31, 2004, a former shareholder of Parker and Lancaster Corporation sold 51,502 shares of the Company's Common Stock thereby reducing the number of shares of redeemable common stock in connection with the Parker and Lancaster Corporation acquisition to 248,498 shares.

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

(E)     Earnings Per Share:

        The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator used in the computation for the three months and six months ended December 31, 2004 and 2003 are shown in the following table:

                                                          Three Months Ended         Six Months Ended
                                                                           December 31,
                                                        ------------------------------------------------
                                                           2004         2003         2004        2003
                                                        ---------    ---------    ---------    ---------
                                                                          (Unaudited)
                                                                         (in thousands)
        Weighted average common shares issued              18,031       13,452       18,031       13,408
        Unconditional shares issuable                          28           77           48          107
        Less:  Average treasury shares
         Outstanding                                         (515)        (632)        (545)        (669)
                                                        ---------    ---------    ---------    ---------
        Basic EPS shares (3)                               17,544       12,897       17,534       12,846
        Effect of assumed shares issued under
         treasury stock method for stock options              562          627          566          605
        Effect of partial conversion of $3 million
         Convertible Subordinated 7% Note                     667        1,312          667        1,322
        Effect of December 29, 2003 conversion
         of $3 million Series D Preferred Stock                 -        1,935            -        1,967
                                                        ---------    ---------    ---------    ---------
        Diluted EPS shares (3)                             18,773       16,771       18,767       16,740
                                                        =========    =========    =========    =========
        Net income available for common
          Shareholders                                  $   8,230    $   7,414    $  16,432    $  14,879
        Effect of December 29, 2003 conversion
          of $3 million Series D Preferred Stock (1)            -           51            -          104
        Effect of partial conversion of $3 million
          Convertible Subordinated 7% Note (2)                 11           22           22           43
                                                        ---------    ---------    ---------    ---------
        Adjusted net income for diluted EPS             $   8,241    $   7,487    $  16,454    $  15,026
                                                        =========    =========    =========    =========

        (1) On December 29, 2003 and in accordance with the conversion features of the Company-issued Series D Preferred Stock, liquidation value of $3,000,000, held by Mr. Orleans, the Series D Preferred Stock was converted, at $1.50 per share, into 2,000,000 shares of the Company's common stock.

        (2) On December 29, 2003 and in accordance with the terms of the Company's Convertible Subordinated 7% Note issued to
                Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, the second annual installment due of $1,000,000 was converted, at $1.50 per share, into 666,666 shares of the Company's common stock. Interest on the remaining principal balance of $1,000,000 is payable quarterly and the final installment of principal was converted December 21, 2004.
        (3) Dilutive convertible securities converted during a period are included in the weighted average number of shares outstanding for purposes of computing diluted EPS for the period prior to their actual conversion. Therefore, the shares issued upon conversion are included in the weighted average calculation of shares outstanding used for both basic and diluted EPS.

(F)     Supplemental Cash Flow Disclosure:

        On July 28, 2004, the Company acquired Realen Homes. The following is a summary of the effects of this transaction on the Company's consolidated financial position:

                                                                     July 28,
                                                                      2004
                                                                  -------------
                                                                  (in thousands)
        Assets acquired:
        Cash                                                      $     (3,174)
        Restricted cash - customer deposits                             (4,273)
        Real estate held for development and sale                     (136,832)
        Property and equipment, at cost, less accumulated
          Depreciation                                                    (166)
        Intangible assets, net of amortization                         (13,223)
        Receivables, deferred charges and other assets                  (1,478)
        Land deposits and costs of future development                   (2,254)
                                                                  ------------
             Total assets acquired                                    (161,400)
                                                                  ------------
        Liabilities assumed:
        Accounts payable                                                10,771
        Accrued expenses                                                 8,191
        Customer deposits                                                8,566
        Mortgage and other note obligations primarily secured
          by real estate held for development and sale                  70,282
        Other notes payable                                              3,471
                                                                  ------------
             Total liabilities assumed                                 101,281
                                                                  ------------
        Cash paid                                                      (53,348)
        Note payable                                                    (4,863)
        Warranty holdback                                               (1,500)
        Professional fees paid                                            (311)
        Less cash acquired                                               3,174
                                                                  ------------
        Net cash outflow for Realen Homes acquisition             $    (56,945)
                                                                  ============

(G)     Residential Properties Completed or under Construction:

        Residential properties completed or under construction consist of the following:

                                                   December 31,   June 30,
                                                       2004         2004
                                                   ------------  ----------
                                                        (in thousands)
        Under contract for sale (backlog)          $    172,367  $   89,519
        Unsold                                          100,684      50,882
                                                   ------------  ----------
        Total residential properties completed
         or under construction                     $    273,051  $  140,401
                                                   ============  ==========

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

(I)     Commitments and Contingencies:

        As of December 31, 2004, the Company owned or controlled approximately 15,927 building lots. As part of the aforementioned building lots, the Company had contracted to purchase, or has under option, undeveloped land and improved lots for an aggregate purchase price of approximately $523,028,000 which is expected to yield approximately 8,609 building lots. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is usually contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Orleans Homebuilders, Inc. and its subsidiaries (collectively, the "Company", "OHB" or "Orleans") are currently engaged in residential real estate development in the following ten markets: Southeastern Pennsylvania; Central New Jersey; Southern New Jersey; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Orlando, Florida; and Chicago, Illinois. The Company's Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina. The Company has operated in its Pennsylvania and New Jersey markets for over 85 years and began operations in its North Carolina and Virginia markets in fiscal 2001 through the acquisition of Parker & Lancaster Corporation, a privately-held residential homebuilder. The Company entered the Orlando, Florida market on July 28, 2003 through its acquisition of Masterpiece Homes, Inc. ("Masterpiece Homes"), a privately-held residential homebuilder. On July 28, 2004, the Company entered the Chicago, Illinois market through the acquisition of Realen Homes, L.P. ("Realen Homes"), an established privately-held homebuilder with operations in Southeastern Pennsylvania and Chicago, Illinois. On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired, through a wholly-owned subsidiary, the real estate assets described previously from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which are wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, "Peachtree Residential Properties"). The Results of Operations include the activity of Masterpiece Homes from July 28, 2003 through December 31, 2004 and Realen Homes from July 28, 2004 through December 31, 2004 as well as the revenue and expenses associated with certain real estate assets acquired from Peachtree Residential Properties. Unless otherwise indicated, the term the "Company" includes the accounts of Realen Homes.

References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ended June 30th of that year. For example, the phrases "fiscal 2004" or "2004 fiscal year" refer to the fiscal year ended June 30, 2004. When used in this report, "northern region" refers to the Company's Pennsylvania and New Jersey markets, which includes the Southeastern Pennsylvania operations of Realen Homes that were acquired on July 28, 2004; "southern region" refers to the Company's North Carolina and Virginia markets; "Florida region" refers to the Company's Florida market, and "midwestern region" refers to the Company's Illinois market.

The Company believes it is well positioned for continued growth. At December 31, 2004, backlog was $601,016,000 representing 1,580 homes compared to a backlog of $368,324,000 representing 1,079 homes at December 31, 2003. At December 31, 2004, the Company was selling in 106 communities and owned or controlled approximately 15,927 building lots compared to 80 communities and 11,045 owned or controlled building lots at December 31, 2003.

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

Results of Operations

The following table sets forth certain details as to residential sales activity. The information provided is for the three and six months ended December 31, 2004 and 2003 in the case of residential revenue earned and new orders, and as of December 31, 2004 and 2003 in the case of backlog.

A sales contract or potential sale is classified as a new order and, therefore, becomes a part of backlog, at the time a homebuyer executes a contract to purchase a home from the Company.

                                                              Six Months Ended December 31,
                                      ---------------------------------------------------------------------------
                                                      2004                                 2003
                                      ------------------------------------   ------------------------------------
                                                                   (Dollars in thousands)

                                                                 Average                                Average
                                        Amount         Homes      Price        Amount         Homes      Price
                                      ----------      -------   ----------   ----------     --------   ----------
NORTHERN REGION (1)
New Jersey and Pennsylvania:
Residential revenue earned            $  135,701          309   $      439   $  117,537          317   $      371
New orders                               140,546          274          513      122,756          270          455
Backlog                                  287,664          625          460      195,153          415          470

SOUTHERN REGION(2)
North Carolina, South Carolina
 and Virginia:
Residential revenue earned            $   98,713          279   $      354   $   75,756          245   $      309
New orders                               103,605          277          374      108,485          317          342
Backlog                                  161,035          410          393      128,562          362          355

FLORIDA REGION (3)
Residential revenue earned            $   33,831          206   $      164   $   26,571          199   $      134
New orders                                37,727          179          211       29,518          203          145
Backlog                                   56,744          292          194       44,609          302          148

MIDWESTERN REGION (4)
Residential revenue earned            $   48,345          133   $      363   $        -            -   $        -
New orders                                46,240          120          385            -            -            -
Backlog                                   95,573          253          378            -            -            -

COMBINED REGIONS
Residential revenue earned            $  316,590          927   $      342   $  219,864          761   $      289
New orders                               328,118          850          386      260,759          790          330
Backlog                                  601,016        1,580          380      368,324        1,079          341

(1) Information on residential revenue earned and new orders for the six months ending December 31, 2004 includes the acquired operations of Realen Homes' Southeastern Pennsylvania region from the date of acquisition, July 28, 2004, through December 31, 2004.

The backlog at December 31, 2004, includes the acquired backlog of Realen Homes' Southeastern Pennsylvania region not delivered as of December 31, 2004.

(2) Information on residential revenue earned and new orders for the six months ending December 31, 2004 includes amounts acquired from Peachtree Residential Properties for the period beginning December 23, 2004, the date the Company acquired the assets, through December 31, 2004. The backlog at December 31, 2004 includes the acquired backlog of Peachtree Residential Properties not delivered as of December 31, 2004.

(3) Information on residential revenue earned and new orders for the six months ending December 31, 2003 is for the period beginning July 28, 2003, the date the Company entered this market through its acquisition of Masterpiece Homes, through December 31, 2003.

(4) Information on residential revenue earned and new orders is for the period beginning July 28, 2004, the date the Company entered this market through its acquisition of Realen Homes, through December 31, 2004. The backlog at December 31, 2004 includes the acquired backlog of Realen Homes midwestern region not delivered as of December 31, 2004.

                                                             Three Months Ended December 31,
                                      ---------------------------------------------------------------------------
                                                      2004                                   2003
                                      ------------------------------------   ------------------------------------
                                                                 (Dollars in thousands)

                                                                  Average                               Average
                                        Amount         Homes       Price       Amount         Homes      Price
                                      ----------      -------   ----------   ----------     --------   ----------
NORTHERN REGION (1)
New Jersey and Pennsylvania:
Residential revenue earned            $   68,418          154   $      444   $   64,517          177   $      365
New orders                                63,109          110          574       60,201          124          485
Backlog                                  287,664          625          460      195,153          415          470

SOUTHERN REGION (2)
North Carolina, South Carolina
 and Virginia:
Residential revenue earned            $   58,265          163   $      357   $   41,340          134   $      309
New orders                                56,177          147          382       52,447          150          350
Backlog                                  161,035          410          393      128,562          362          355

FLORIDA REGION
Residential revenue earned            $   19,428          117   $      166   $   15,624          115   $      136
New orders                                15,998           73          219       17,069          115          148
Backlog                                   56,744          292          194       44,609          302          148

MIDWESTERN REGION (3)
Residential revenue earned            $   32,167           88   $      366   $        -            -   $        -
New orders                                22,037           54          408            -            -            -
Backlog                                   95,573          253          378            -            -            -

COMBINED REGIONS
Residential revenue earned            $  178,278          522   $      342   $  121,481          426   $      285
New orders                               157,321          384          410      129,717          389          333
Backlog                                  601,016        1,580          380      368,324        1,079          341

(1) Information on residential revenue earned and new orders for the three months ending December 31, 2004 includes the acquired operations of Realen Homes' Southeastern Pennsylvania region for the quarter ending December 31, 2004. The backlog at December 31, 2004, includes the acquired backlog of Realen Homes' Southeastern Pennsylvania region not delivered as of December 31, 2004.

(2) Information on residential revenue earned and new orders for the three months ending December 31, 2004 includes amounts acquired from Peachtree Residential Properties for the period beginning December 23, 2004, the date the Company acquired the assets, through December 31, 2004. The backlog at December 31, 2004 includes the acquired backlog of Peachtree Residential Properties not delivered as of December 31, 2004.

(3) The backlog at December 31, 2004 includes the acquired backlog of Realen Homes' midwestern region not delivered as of December 31, 2004.

               Six Months and Three Months Ended December 31, 2004

Orders and Backlog

New orders for the six months ended December 31, 2004 increased $67,359,000, or 25.8%, to $328,118,000 on 850 homes, compared to $260,759,000 on 790 homes for the six months ended December 31, 2003. The average price per home of new orders increased by approximately 17.0% to $386,000 for the six months ended December 31, 2004 compared to $330,000 for the six months ended December 31, 2003.

New orders for the three months ended December 31, 2004 increased $27,604,000, or 21.3%, to $157,321,000 on 384 homes, compared to $129,717,000 on 389 homes for the three months ended December 31, 2003. The average price per home of new orders increased by approximately 23.1% to $410,000 for the three months ended December 31, 2004 compared to $333,000 for the three months ended December 31, 2003.

The backlog at December 31, 2004 increased $232,692,000, or 63.2%, to $601,016,000 on 1,580 homes compared to the backlog at December 31, 2003 of $368,324,000 on 1,079 homes. The increase in backlog was attributable to an increase in new orders, the Company's obtaining additional backlog of $170,785,000 on 463 homes through its acquisition of Realen Homes on July 28, 2004, the Company's obtaining additional backlog of $27,876,000 on 75 homes through its acquisition of certain real estate assets of Peachtree Residential Properties in Charlotte, and favorable economic conditions for the homebuilding industry in the regions where the Company operates. These favorable economic conditions, including historically low interest rates, have resulted in positive home pricing trends and consistent customer demand. The average price per home included in the Company's backlog increased 11.4% to $380,000 at December 31, 2004 compared to $341,000 at December 31, 2003.

NORTHERN REGION:

New orders for the six months ended December 31, 2004 increased $17,790,000 to $140,546,000 or 14.5% on 274 homes, compared to $122,756,000 on 270 homes for the six months ended December 31, 2003. The increase was primarily attributable to new orders in the communities acquired in the northern region as part of the Realen Homes acquisition. The new communities acquired in the Realen Homes acquisition accounted for $22,311,000 and 49 homes for the six months ended December 31, 2004. The net decline in new orders excluding the Realen Homes acquisition is attributable to the delay in the start of new communities due to increased government regulation in the northern region states in which the Company operates. The increase in new order dollars and the decrease in new home orders is also a result of the Company's efforts to intentionally slow absorption through pricing increases in several new communities to ensure production, pricing and absorption rates are properly balanced. The average price per home of new orders increased by 12.8% to $513,000 for the six months ended December 31, 2004 compared to $455,000 for the six months ended December 31, 2003. The Company believes that it has been able to increase sales prices due to the strong demand for new homes resulting from the growing population, fueled in part by immigration, and historically low interest rates which have made housing more affordable. The limited supply of entitled lots for residential housing in Pennsylvania and New Jersey due to increased governmental regulation has also positively impacted home pricing trends.

New orders for the three months ended December 31, 2004 increased $2,908,000 to $63,109,000 or 4.8% on 110 homes, compared to $60,201,000 on 124 homes for the three months ended December 31, 2003. The increase was primarily attributable to new orders acquired in the northern region as part of the Realen Homes acquisition. The new communities acquired in the Realen Homes acquisition accounted for $10,008,000 and 19 homes for the three months ended December 31, 2004. The net decline in new orders excluding the Realen acquisition is attributable to the delay in the start of new communities due to increased government regulation in the northern region states in which the company operates. The average price per home of new orders increased by 18.2% to $574,000 for the three months ended December 31, 2004 compared to $485,000 for the three months ended December 31, 2003. The Company believes that it has been able to increase sales prices due to the strong demand for new homes resulting from the growing population, fueled in part by immigration, and historically low interest rates which have made housing more affordable. The limited supply of entitled lots for residential housing in Pennsylvania and New Jersey due to increased governmental regulation has also positively impacted home pricing trends.

The Company had 29 active selling communities in the northern region as of December 31, 2004 compared to 19 active selling communities as of December 31, 2003. The increase in the number of active selling communities was primarily attributable to the acquisition of Realen Homes which resulted in the addition of 8 active selling communities in the northern region.

SOUTHERN REGION:

New orders for the six months ended December 31, 2004 decreased $4,880,000 to $103,605,000 or 4.5% on 277 homes, compared to $108,485,000 on 317 homes for the six months ended December 31, 2003. The decrease in new orders was attributable to a decrease in the number of available building lots to sell for the six months ended December 31, 2004 when compared to the six months ended
December 31, 2003.

The average price per home of new orders increased by 9.4% to $374,000 for the six months ended December 31, 2004 compared to $342,000 for the six months ended December 31, 2003. This increase in the average price per home of new orders is due to price increases in those communities open during the six months ended December 31, 2004 when compared with the same communities and products offered for sale in the comparable prior year period.

New orders for the three months ended December 31, 2004 increased $3,730,000 to $56,177,000 or 7.1% on 147 homes, compared to $52,447,000 on 150 homes for the three months ended December 31, 2003.

The average price per home of new orders increased by 9.1% to $382,000 for the three months ended December 31, 2004 compared to $350,000 for the three months ended December 31, 2003. This increase in the average price per home of new orders is due to price increases in those communities open during the three months ended December 31, 2004 when compared with the same communities and products offered for sale in the comparable prior year period.

The Company had 60 active selling communities in the southern region as of December 31, 2004 compared to 53 active selling communities as of December 31, 2003. The acquisition of Peachtree Residential Properties added 10 selling communities to the southern region.

FLORIDA REGION:

In spite of a series of hurricanes that struck the Florida region in September 2004, new orders for the six months ended December 31, 2004 increased $8,209,000 to $37,727,000, or 27.8% on 179 homes, compared to $29,518,000 on 203 homes for the six months ended December 31, 2003. The increase in new orders is primarily attributable to an increase in the average price per home to $211,000 for the six months ended December 31, 2004 compared to the $145,000 for the six months ended December 31, 2003. While the hurricanes slowed sales activities, they did not result in any substantial physical damage to the Company's properties.

New orders for the three months ended December 31, 2004 decreased $1,071,000 to $15,998,000 or 6.3% on 73 homes, compared to $17,069,000 on 115 homes for the three months ended December 31, 2003. The decrease was attributable to the fact that the Florida region's results of operations were impacted by the hurricanes.

The average price per home of new orders increased by 48.0% to $219,000 for the three months ended December 31, 2004 compared to $148,000 for the three months ended December 31, 2003. The increase in the average selling price per home in the Florida region is primarily due to the demand for new housing.

The Company is continuing to expand its operations in the Florida region. The Company had 10 active selling communities in the Florida region as of December 31, 2004, compared to 8 active selling communities as of December 31, 2003.

MIDWESTERN REGION:

The Company entered the midwestern region through the acquisition of Realen Homes on July 28, 2004. For the six months ended December 31, 2004, the midwestern region accounted for $46,240,000 in new orders on 120 homes at an average price per home of new orders of $385,000.

For the three months ended December 31, 2004, the midwestern region accounted for $22,037,000 in new orders on 54 homes at an average price per home of new orders of $408,000.

As of December 31, 2004, the midwestern region had 7 active selling communities.

Total Earned Revenues

Total earned revenues for the six months ended December 31, 2004 increased $97,020,000, to $320,170,000 or 43.5%, compared to $223,150,000 for the six months ended December 31, 2003. Residential revenue earned from the sale of residential homes included 927 homes totaling $316,590,000 during the six months ended December 31, 2004, as compared to 761 homes totaling $219,864,000 during the six months ended December 31, 2003. The average selling price per home delivered in the six months ended December 31, 2004 increased by approximately 18.3% to $342,000 compared to $289,000 for the six months ended December 31, 2003.

Total earned revenues for the three months ended December 31, 2004 increased $57,293,000, to $180,008,000 or 46.7%, compared to $122,715,000 for the three months ended December 31, 2003. Residential revenue earned from the sale of residential homes included 522 homes totaling $178,278,000 during the three months ended December 31, 2004, as compared to 426 homes totaling $121,481,000 during the three months ended December 31, 2003. The average selling price per home delivered in the three months ended December 31, 2004 increased by approximately 20.0% to $342,000 for the three months ended December 31, 2004 compared to $285,000 for the three months ended December 31, 2003.

NORTHERN REGION:

Residential revenue earned for the six months ended December 31, 2004 increased $18,164,000 to $135,701,000 or 15.5% on 309 homes delivered as compared to $117,537,000 on 317 homes delivered during the six months ended December 31, 2003. The increase was primarily attributable to homes delivered in the communities acquired in the northern region as part of the Realen Homes acquisition. The new communities acquired in the Realen Homes acquisition accounted for $25,318,000 and 78 homes delivered for the six months ended December 31, 2004.

Excluding the acquisition of Realen Homes, residential revenue earned decreased $7,154,000 to $110,383,000 and the number of homes delivered decreased 86 homes to 231 homes for the six months ended December 31, 2004 when compared to the six months ended December 31, 2003. The decrease in residential revenue earned and the decrease in new home deliveries is a result of the mix of homes delivered. Specifically, single family homes, which typically have a longer building cycle than townhomes and active adult single family homes, comprised a larger percentage of the total homes delivered in the region during the six months ended December 31, 2004 than townhomes and active adult single family homes when compared to the six months ended December 31, 2003. In addition, the net decline in the number of homes delivered, excluding the Realen Homes acquisition, is attributable to the delay in the start of new communities caused by increased government regulation in the northern region states in which the Company operates.

The average selling price per home delivered in the six months ended December 31, 2004 increased by approximately 18.3% to $439,000 compared to $371,000 for the six months ended December 31, 2003. This increase in the average selling price per home delivered contributed to the increase in residential revenue earned described above. The increase in the average selling price per home delivered is attributable to increases in the average price per home of new orders in fiscal 2005 resulting from sales price increases as well as the product mix of homes delivered. Specifically, single family homes, which have higher selling prices than townhomes and active adult single family homes, comprised a larger percentage of the total homes delivered in the region during the six months ended December 31, 2004 when compared to the six months ended December 31, 2003.

Residential revenue earned for the three months ended December 31, 2004 increased $3,901,000 to $68,418,000 or 6.0% on 154 homes delivered as compared to $64,517,000 on 177 homes delivered during the three months ended December 31, 2003. The increase was primarily attributable to homes delivered in the communities acquired in the northern region as part of the Realen Homes acquisition. The new communities acquired in the Realen Homes acquisition contributed $14,581,000 in residential revenue on 43 homes delivered for the three months ended December 31, 2004.

Excluding the acquisition of Realen Homes, residential revenue earned decreased $10,680,000 to $53,837,000 and the number of homes delivered decreased 66 homes to 111 homes for the three months ended December 31, 2004 when compared to the three months ended December 31, 2003. The decrease in residential revenue earned and new home deliveries is a result of the mix of homes delivered. Specifically, single family homes, which typically have a longer building cycle than townhomes and active adult single family homes, comprised a larger percentage of the total homes delivered in the region during the three months ended December 31, 2004 than townhomes and active adult single family homes when compared to the three months ended December 31, 2003. In addition, the net decline in the number of homes delivered, excluding the Realen Homes acquisition, is attributable to the delay in the start of new communities due to increased government regulation in the northern region states in which the Company operates.

The average selling price per home delivered in three months ended December 31, 2004 increased by approximately 21.6% to $444,000 for the three months ended December 31, 2004 compared to $365,000 for the three months ended December 31, 2003. This increase in the average selling price per home delivered contributed to the increase in residential revenue earned described above. The increase in the average selling price per home delivered is attributable increases in the average price per home of new orders in fiscal 2005 resulting from sales price increases as well as the product mix of homes delivered. Specifically, single family homes, which have higher selling prices than townhomes and active adult single family homes, comprised a larger percentage of the total homes delivered in the region during the three months ended December 31, 2004 when compared to the three months ended December 31, 2003.

SOUTHERN REGION:

Residential revenue earned for the six months ended December 31, 2004 increased $22,957,000 to $98,713,000 or 30.3% on 279 homes delivered as compared to $75,756,000 on 245 homes delivered during the six months ended December 31, 2003.

The average price per home delivered increased 14.6% to $354,000 for the six months ended December 31, 2004 compared to $309,000 for the six months ended December 31, 2003. The increase in the average price per home delivered was attributable to increases in the average price per home of new orders in fiscal 2005 coupled with an increase in revenue attributable to customer-selected options, such as bonus rooms and flooring upgrades, for the six months ended December 31, 2004 when compared to the six months ended December 31, 2003. In addition, a change in the product mix of homes delivered during the six months ended December 31, 2004 compared to the six months ended December 31, 2003 contributed to the increase in the average price per home delivered.

Specifically, the Company delivered a larger percentage of luxury and move-up homes during the six months ended December 31, 2004 than during the six months ended December 31, 2003.

Residential revenue earned for the three months ended December 31, 2004 increased $16,925,000 to $58,265,000 or 40.9% on 163 homes delivered as compared to $41,340,000 on 134 homes delivered during the three months ended December 31, 2003.

The average price per home delivered increased 15.5% to $357,000 for the three months ended December 31, 2004 compared to $309,000 for the three months ended December 31, 2003. The increase in the average price per home delivered was attributable to increases in the average price per home of new orders in fiscal 2005 coupled with an increase in revenue attributable to customer-selected options, such as bonus rooms and flooring upgrades, for the three months ended December 31, 2004 when compared to the three months ended December 31, 2003. In addition, a change in the product mix of homes delivered during the three months ended December 31, 2004 compared to the three months ended December 31, 2003 contributed to the increase in the average price per home delivered. Specifically, the Company delivered a larger percentage of luxury and move-up homes during the three months ended December 31, 2004 than during the three months ended December 31, 2003.

FLORIDA REGION:

In spite of a series of hurricanes that struck the Florida region in September 2004, residential revenue earned for the six months ended December 31, 2004 increased $7,260,000 to $33,831,000, or 27.3% on 206 homes, compared to
$26,571,000 on 199 homes for the six months ended December 31, 2003. The increase is primarily attributable to a 23.0% increase in the average selling price per home to $164,000 for the six months ended December 31, 2004 compared to $134,000 for the six months ended December 31, 2003. In addition, the Florida region's results of operations were included in the Company's results of operations for the entire six months ended December 31, 2004 compared to the comparable prior year period wherein the Company acquired Masterpiece Homes and entered the Florida region on July 28, 2003. The Company did not experience any significant construction delays as a result of the hurricanes that struck the Florida region in September.

In spite of a series of hurricanes that struck the Florida region in September 2004, residential revenue earned for the three months ended December 31, 2004 increased $3,804,000 to $19,428,000, or 24.4% on 117 homes, compared to
$15,624,000 on 115 homes for the three months ended December 31, 2003. The increase is primarily attributable to a 22.2% increase in the average selling price per home to $166,000 for the three months ended December 31, 2004 compared to $136,000 for the three months ended December 31, 2003 The Company did not experience any significant construction delays as a result of the hurricanes that struck Florida in September.

The increase in the average selling price per home delivered is attributable to the demand for new housing.

MIDWESTERN REGION:
The Company entered the midwestern region on July 28, 2004 through the acquisition of Realen Homes. For the six months ended December 31, 2004, the midwestern region accounted for $48,345,000 in residential revenue earned on 133 homes at an average selling price per home delivered of $363,000.

For the three months ended December 31, 2004, the midwestern region accounted for $32,167,000 in residential revenue earned on 88 homes at an average selling price per home delivered of $366,000.

Costs and Expenses

Costs and expenses for the six months ended December 31, 2004 increased $94,777,000 to $293,238,000, or 47.8%, compared with the six months ended December 31, 2003. The cost of residential properties for the six months ended December 31, 2004 increased $81,566,000 to $251,545,000, or 48.0%, when compared with the six months ended December 31, 2003. The increase in cost of residential properties was primarily attributable to increased residential revenue in the Company's northern, southern, and Florida regions as noted above as well as the increase in residential revenue resulting from the Company's acquisition of Realen Homes and Peachtree Residential Properties. The consolidated gross profit margin for the six months ended December 31, 2004 decreased 2.2% to 20.5% compared to 22.7% for the six months ended December 31, 2003.

Interest included in the costs and expenses of residential properties and land sold for the six months ended December 31, 2004 and December 31, 2003 was $2,781,000 and $3,238,000, respectively. The decrease in the interest included in the costs and expenses of residential properties and land sold, despite the overall increase in the cost of residential properties, is attributable to reduced debt levels and low interest rates during the construction period for the site improvements and related homes being delivered in the current period. The interest incurred during the construction periods is expensed to the cost of residential properties in the period in which the unit settles.

The decrease in the consolidated gross profit margin was primarily attributable to the change in geographic mix of homes delivered and the impact of purchase accounting. The northern region, which has significantly higher gross profit margins than the other regions in which the Company operates, comprised a smaller percentage of the consolidated residential properties revenue for the six months ended December 31, 2004 than for the six months ended December 31, 2003. The gross profit margin is affected when the acquired Realen Homes' inventory is delivered because the value of the acquired Realen Homes' inventory was increased to its fair market value as a result of the application of purchase accounting under SFAS No. 141 "Business Combinations". The additional costs recognized in connection with the deliveries of the acquired Realen Homes inventory as a result of the fair market value write-up of the acquired inventory was approximately $2,677,000 for the six months ended December 31, 2004. The additional costs recognized in connection with the amortization of the intangible value of the acquired Realen Homes backlog delivered during the six months ended December 31, 2004 was approximately $212,000.

Costs and expenses for the three months ended December 31, 2004 increased $56,134,000 to $166,553,000, or 50.8%, compared with the three months ended December 31, 2003. The cost of residential properties for the three months ended December 31, 2004 increased $46,784,000 to $141,954,000, or 49.2%, when compared with the three months ended December 31, 2003. The increase in cost of residential properties was primarily attributable to increased residential revenue in the Company's northern, southern, and Florida regions as noted above as well as the increase in residential revenue resulting from the Company's acquisition of Realen Homes. The consolidated gross profit margin for the three months ended December 31, 2004 decreased 1.3% to 20.4% compared to 21.7% for the three months ended December 31, 2003.

Interest included in the costs and expenses of residential properties and land sold for the three months ended December 31, 2004 and December 31, 2003 was $1,431,000 and $1,763,000, respectively. The decrease in the interest included in the costs and expenses of residential properties and land sold, despite the overall increase in the cost of residential properties is attributable to reduce debt levels and low interest rates during the construction periods for both the site improvements and related homes being delivered in the current period. The interest incurred during the construction periods is expensed to the cost of residential properties in the period in which the unit settles.

The decrease in the consolidated gross profit margin was attributable to the change in geographic mix of homes delivered and the impact of purchase accounting. The northern region, which has significantly higher gross profit margins than the other regions in which the Company operates, comprised a smaller percentage of the consolidated residential properties revenue for the three months ended December 31, 2004 than for the three months ended December 31, 2003. The gross profit margin is affected when the acquired Realen Homes' inventory is delivered because the value of the acquired Realen Homes' inventory was increased to its fair market value as a result of the application of purchase accounting under SFAS No. 141 "Business Combinations". The additional costs recognized in connection with the deliveries of the acquired Realen Homes inventory as a result of the fair market value write-up of the acquired inventory was approximately $979,000 for the three months ended December 31, 2004. The additional costs recognized in connection with the amortization of the intangible value of the acquired Realen Homes backlog delivered during the three months ended December 31, 2004 was approximately $130,000.

The Company sells a variety of home types in various communities and regions, each yielding a different gross profit margin. As a result, depending on the mix of both communities and of home types delivered, the consolidated gross profit margin may fluctuate up or down on a periodic basis and periodic profit margins may not be representative of the consolidated gross profit margin for the year.

Selling, General & Administrative Expenses

For the six months ended December 31, 2004, selling, general and administrative expenses increased $13,697,000 to $39,255,000, or 53.6%, when compared with the six months ended December 31, 2003. The increase in selling, general and administrative expenses was due to an increase in sales commissions and incentive compensation of approximately $4,100,000 attributable to the Company's growth in residential revenue and profit. Additionally, the Company incurred approximately $6,100,000 in selling, general and administrative expenses resulting from the Company's expansion in the northern region and its expansion into the midwestern region through the acquisition of Realen Homes on July 28, 2004. The expansion in the northern region and Midwestern region as a result of the Realen Homes acquisition added a total of 15 selling communities to the regions. The remaining increase in selling, general and administrative expenses was primarily attributable to increases in payroll, legal, consulting, advertising, and travel expenses in order to support the expansion of the Company into new regions.

The selling, general and administrative expenses as a percentage of residential revenue earned for the six months ended December 31, 2004 increased .8% to 12.4% from 11.6% for the six months ended December 31, 2003. The increased percentage is primarily due to an increase in expenses to support the expansion of the Company into new regions and a delay in revenue caused by utility company constraints at one of the Company's communities. The utility company issue has since been resolved and the Company anticipates selling, general, and administrative expenses as a percentage of revenue to decline in the second half of fiscal 2005.

For the three months ended December 31, 2004, selling, general and administrative expenses increased $9,050,000 to $23,160,000, or 64.1%, when compared with the three months ended December 31, 2003. The Company incurred $4,367,000 in selling, general and administrative expenses resulting from the Company's expansion in the northern region and its expansion into the midwestern region through the acquisition of Realen Homes on July 28, 2004. The remaining increase in selling, general and administrative expenses was primarily attributable to increases in general and administrative payroll, incentive compensation and travel expenses in order to support the expansion of the Company into new regions.

The selling, general and administrative expenses as a percentage of residential revenue earned for the three months ended December 31, 2004 increased 1.4% to 13.0% as compared to the 11.6% for the three months ended December 31, 2003. This increase is primarily due to a delay in revenue due to utility company constraints at one of the Company's communities, as described above.

Income Tax Expense

Income tax expense for the six months ended December 31, 2004 increased $794,000 to $10,500,000, or 8.2% from $9,706,000 for the six months ended December 31, 2003. The increase in income tax expense for the six months ended December 31, 2004 is attributable to an increase in income from operations.

Additionally, income tax expense as a percentage of income from operations before income taxes was 39.0% and 39.3% for the six months ended December 31, 2004 and 2003, respectively. The slight decrease in the effective tax rate is due to an increase in net income from operations before income taxes in the Florida region as a percentage of the consolidated income from operations before income taxes for the six months ended December 31, 2004 when compared to the six months ended December 31, 2003 as Florida has a lower state tax rate than a majority of the states in which the Company operates.

Income tax expense for the three months ended December 31, 2004 increased $394,000 to $5,225,000, or 8.2% from $4,831,000 for the three months ended
December 31, 2003. The increase in income tax expense for the three months ended December 31, 2004 is attributable to an increase in income from operations.

Additionally, income tax expense as a percentage of income from operations before income taxes was 38.8% and 39.3% for the three months ended December 31, 2004 and 2003, respectively. The slight decrease in the effective tax rate is due to an increase in net income from operations before income taxes in the Florida region as a percentage of the consolidated income from operations before income taxes for the three months ended December 31, 2004 when compared to the three months ended December 31, 2003 as Florida has a lower state tax rate than a majority of the states in which the Company operates.

Net Income

Net income for the six months ended December 31, 2004 increased $1,449,000, or 9.7%, to $16,432,000, compared with $14,983,000 for the six months ended December 31, 2003. This increase in net income was attributable to an increase in residential revenue earned primarily as a result of the Realen Homes acquisition and favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. The Company believes the primary factors resulting in favorable conditions in the homebuilding industry include: the strong demand for new homes as a result of an increase in immigration and new household formation; historically low interest rates which enhance the affordability of homes; and the limited supply of entitled lots for residential housing due to increased governmental regulation, which increases the value of lots already owned by the Company.

The increase in net income for the six months ended December 31, 2004 was reduced by approximately $1,762,000 on an after-tax basis due to the additional costs recognized in connection with the deliveries of the acquired Realen Homes inventory, as a result of the fair market value write-up of the acquired inventory and backlog. This was partially offset by the recognition of approximately $765,000 of net income that was previously deferred pending the resolution of outstanding issues associated with one of the Company's closed communities.

Net income for the three months ended December 31, 2004 increased $765,000, or 10.3%, to $8,230,000, compared with $7,465,000 for the three months ended December 31, 2003. This increase in net income was attributable to an increase in residential revenue earned primarily as a result of favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. The Company believes the primary factors resulting in favorable conditions in the homebuilding industry include: the strong demand for new homes as a result of an increase in immigration and new household formation; historically low interest rates which enhance the affordability of homes; and the limited supply of entitled lots for residential housing due to increased governmental regulation, which increases the value of lots already owned by the Company.

The increase in net income for the three months ended December 31, 2004 was reduced by approximately $679,000 on an after-tax basis due to the additional costs recognized in connection with the second quarter deliveries of the acquired Realen Homes inventory, as a result of the fair market value write-up of the acquired inventory and backlog.

Liquidity and Capital Resources

On an ongoing basis, the Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. The Company believes that funds generated from operations and financial commitments from available lenders will provide sufficient capital for the Company to meet its existing operating needs.

REVOLVING CREDIT FACILITY

At December 31, 2004, the Company had $112 million of borrowing capacity of which approximately $23,588,000 was then available to be drawn under the secured revolving credit facility discussed below. A majority of the Company's debt is variable rate, based on 30-day LIBOR or the prime rate, and therefore, the Company is exposed to market risk in connection with interest rate changes. At December 31, 2004, the 30-day LIBOR and prime rates of interest were 2.42% and 5.25%, respectively.

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc. as guarantor, entered into a Revolving Credit and Loan Agreement (the "Credit Agreement") for a $500 Million Senior Secured Revolving Credit and Letter of Credit Facility (the "Revolving Credit Facility") with various banks as lenders. Under and subject to the terms of the Revolving Credit Facility, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for investment in joint ventures, for working capital and for such other appropriate purposes as may be approved by the lenders. Capitalized terms used below and not otherwise defined have the meanings set forth in the Revolving Credit Agreement.

The Revolving Credit Facility replaces the Company's July 28, 2004 Bridge Loan Agreement. In addition, the Company used approximately $388,000,000 of funds available under the Revolving Credit Facility to acquire the real estate assets of Peachtree Residential Properties in Charlotte, North Carolina and to repay substantially all of the outstanding loans of the Company and its wholly-owned subsidiaries from other banks and financial institutions. At December 31, 2004, there is $388,000,000 outstanding under the Revolving Credit Facility. In addition, approximately $37,000,000 of letters of credit and other assurances of the availability of funds have been provided under the Revolving Credit facility.

The Revolving Credit Facility has a three-year term and borrowings and advances bear interest on a per annum basis equal to LIBOR Market Index Rate plus a non-default variable spread ranging from 175 basis points to 237.5 basis points, depending upon the Company's leverage ratio. During the term of the Revolving Credit Facility, interest is payable monthly in arrears.

The total amount of loans and advances outstanding at any time may not exceed the lesser of the then-current Borrowing Base Availability or the Revolving Sublimit as defined in the Revolving Credit Facility. The Revolving Sublimit initially is $500,000,000, but under certain circumstances may be increased to up to $650,000,000. The Borrowing Base Availability is based on the lesser of the appraised value or cost of real estate owned by the Company that has been admitted to the borrowing base. Various conditions must be satisfied in order for real estate to be admitted to the borrowing base, including that a mortgage in favor of lenders has been delivered to the agent for lenders and that all governmental approvals necessary to begin development of for-sale residential housing, other than building permits and certain other permits borrower in good faith believes will be issued within 120 days, have been obtained. Depending on the stage of development of the real estate, the loan to value or loan to cost advance rate ranges from 50% to 90% of the appraised value or cost of the real estate.

As security for all obligations of borrowers to lenders under the Revolving Credit Facility, lenders have a first priority mortgage lien on all real estate admitted to the borrowing base. In addition, Orleans Homebuilders, Inc. has guaranteed the obligations of the borrowers to lenders pursuant to a Guaranty executed by Orleans Homebuilders, Inc. on December 22, 2004. Under the Guaranty, Orleans Homebuilders, Inc. has granted lenders a security interest in any balance or assets in any deposit or other account Orleans Homebuilders, Inc. has with any lender.

In the event that the Company's leverage ratio is less than 2.00:1 as shown on its financial statements for two consecutive quarters, and provided that there exists no event of default or any fact or circumstance that, but for delivery of notice or the passage of time (or both) would constitute an event of default and that certain other conditions are met, upon request, the lenders are obligated to release their mortgage liens granted pursuant to the Revolving Credit Facility. After such a release, the requirements for real estate to be admitted to the borrowing base are decreased and a mortgage in favor of lenders will no longer be required for real estate to be admitted to the borrowing base.

The Revolving Credit Facility contains customary covenants that, subject to certain exceptions, limit the ability of the Company to (among other things):

                Incur or assume other indebtedness, except certain permitted indebtedness;

                Grant or permit to exist any lien, except certain permitted liens;

                Enter into any merger, consolidation or acquisition of all or substantially all the assets of another entity;

                Sell, assign, lease or otherwise dispose of all or substantially all of its assets; or

                Enter into any transaction with an affiliate that is not a borrower or a guarantor under the Revolving Credit Facility, or a subsidiary of either.

The Revolving Credit Facility also contains various financial covenants. Among other things, the financial covenants require that:

                As of the last day of each fiscal quarter, the ratio of the Company's Adjusted EBITDA to Debt Service for the prior four fiscal quarters be not less than 2.25:1.

                The Company maintain a minimum Consolidated Adjusted Tangible Net Worth equal to an amount not less than the sum of
                (i) $140,000,000 plus (ii) an amount equal to fifty percent (50%) of the net income of the Company earned during each fiscal quarter that ends on or after December 22, 2004 plus (iii) all of the net proceeds of equity securities issued by the Company or any of its subsidiaries after December 22, 2004.

                As of the last day of each fiscal quarter that ends on or before June 30, 2006, the Company's Leverage Ratio not exceed 3.25:1.

                As of the last day of each fiscal quarter that ends after June 30, 2006, the Company's Leverage Ratio not exceed 3.00:1.

                As of the last day of each fiscal quarter that ends on or after the date, if any, on which the collateral securing the loans under the Revolving Credit Facility is released in accordance with the terms of the Revolving Credit Agreement, the Company's Leverage Ratio shall not exceed 2.25:1.

In addition, the Revolving Credit Facility contains various financial covenants with respect to the value of land in certain stages of development that may be owned by the Company, a borrower or any subsidiary of the Company or a borrower and limiting the number of units which are not subject to a bona-fide agreement of sale that may be in the inventory of any borrower, the Company or any subsidiary of the Company.

The Revolving Credit Facility provides that, subject to any applicable notice and cure provisions, each of the following (among others) is an event of default:

                Failure by borrowers to pay when due any amounts owing under the Revolving Credit Facility;

                Failure by the Company to observe or perform any promise, covenant, warranty, obligation, representation or agreement under the Revolving Credit Facility or any other loan document;

                Bankruptcy and other insolvency events with respect to any borrower or the Company;

                Dissolution or reorganization of any borrower or the Company;

                The entry of a judgment or judgments against borrower(s) or the
                Company: (i) in an aggregate amount that is at least $500,000 in excess of available insurance proceeds, if such judgment or judgments are not dismissed or bonded within 30 days; or
                (ii) that prevents borrowers from conveying lots and units in the ordinary course of business if such judgment or judgments are not dismissed or bonded within 30 days; or the issuance of any writs of attachment, execution or garnishment against any borrower or the Company;

                Any material adverse change in the financial condition of a borrower or the Company which causes the lenders, in good faith, to believe the that performance of any of the obligations under the Revolving Credit Facility is impaired or doubtful for any reason; and

                Specified cross defaults.

Upon the occurrence and continuation of an event of default, after completion of any applicable grace or cure period, lenders may demand immediate payment in full of all indebtedness outstanding under the Revolving Credit Facility, terminate their obligations to make any loans or advances or issue any letter of credit, set off and apply any and all deposits held by any lender for the credit or account of any borrower. In addition, upon the occurrence of certain events of bankruptcy or other insolvency events with respect to any borrower or the Company, all indebtedness outstanding under the Revolving Credit Facility shall be immediately due and payable without any act or action by lenders.

The Company is in compliance with all covenants of the Revolving Credit
Facility.

ACQUISITIONS

On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired the real estate assets ("the Assets") described below from Peachtree Residential Properties.

The Assets include: (a) improved and unimproved real property, (b) rights to acquire real estate under options or agreements, (c) equipment, (d) rights under certain contracts for the sale of homes to be sold and leases for real property,
(e) rights to certain tradenames, (f) homes and other improvements under construction as of the closing, (g) certain plans, drawings, specifications, permits and rights under warranties and (h) governmental approvals and books and records associated with, or relating to the foregoing.

The Company paid $29,300,000 in cash, which covers the Assets and certain of Seller's liabilities assumed by the Company, less $200,000 to be retained by the Company and applied towards the administration of certain home warranty claims.

On July 28, 2004, pursuant to a Purchase Agreement of the same date, the Company completed its acquisition of all of the issued and outstanding partnership interests in Realen Homes, a Pennsylvania limited partnership. The terms of the Purchase Agreement are as follows: (i) $53,348,000 in cash delivered at closing,
(ii) a promissory note of the Company in the aggregate principal amount of $5 million, payable over a period of up to two years, with an interest rate of 3% per year and (iii) a warranty holdback of $1.5 million retained by the Company to be applied toward the administration of any warranty claims made against Realen Homes in excess of certain predetermined amounts. To finance the acquisition of Realen Homes, refinance certain outstanding indebtedness of Realen Homes and provide the Company with short-term liquidity for land purchases and residential development and construction site improvements, the Company obtained a $120,000,000 unsecured bridge loan. The unsecured bridge loan has a maturity date of November 30, 2004. On November 17, 2004, the Unsecured Bridge Loan was increased to $140,000,000 and the maturity date was extended to December 31, 2004. On December 22, 2004, the Unsecured Bridge Loan was replaced with the Revolving Credit Facility mentioned above. Interest was payable monthly at 30-day LIBOR plus 225 basis points on the portion of the outstanding principal balance that does not exceed $60,000,000 and 30-day LIBOR plus 250 basis points on the portion of the outstanding principal balance that exceeds $60,000,000.

CASH FLOW STATEMENT

Net cash used in operating activities for the six months ended December 31, 2004 was $158,496,000, compared to net cash used by operating activities for the prior fiscal year period of $43,227,000. The increase in net cash used in operating activities during the six months ended December 31, 2004 was primarily attributable to the acquisition of undeveloped land and improved building lots that will yield approximately 2,870 building lots with an aggregate purchase price of approximately $119,337,000. Net cash used in investing activities for the six months ended December 31, 2004 was $57,286,000, compared to $5,185,000 for the prior fiscal year period. This increase was primarily related to the acquisition of Realen Homes on July 28, 2004. Net cash provided by financing activities for the six months ended December 31, 2004 was $201,583,000, compared to $53,227,000 for the prior fiscal year period. The increase in net cash provided by financing activities is primarily attributable to borrowings under the new credit facility to acquire Realen Homes, Peachtree Residential Properties, and the acquisition of undeveloped land and improved building lots as noted above.

Lot Positions

As of December 31, 2004, the Company owned or controlled approximately 15,927 building lots. Included in the aforementioned lots, the Company had contracted to purchase, or has under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $523,028,000 that are expected to yield approximately 8,609 building lots.

Undeveloped Land Acquisitions

In recent years, the process of acquiring desirable undeveloped land has become extremely competitive, particularly in the northern region, mostly due to the lack of available parcels suitable for development. In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land by forfeiture of its deposit under the agreement. For the six months ended December 31, 2004, the Company did not forfeit any land deposits related to the cancellation of purchase agreements. Included in the balance sheet captions "Inventory not owned - Variable Interest Entities" and "Land deposits and costs of future development," at December 31, 2004 the Company had $23,506,000 invested in 57 parcels of undeveloped land, of which $13,932,000 is deposits, a portion of which is non-refundable. These undeveloped parcels of land have an aggregate purchase price of approximately $376,227,000 and are expected to yield approximately 6,819 building lots.

The Company attempts to further mitigate the risks involved in acquiring undeveloped land by structuring its undeveloped land acquisitions so that the deposits required under the agreements coincide with certain benchmarks in the governmental approval process, thereby limiting the amount at risk. This process allows the Company to periodically review the approval process and make a decision on the viability of developing the acquired parcel based upon expected profitability. In some circumstances the Company may be required to make deposits solely due to the passage of time. This structure still provides the Company an opportunity to periodically review the viability of developing the parcel of land. In addition, the Company primarily structures its agreements to purchase undeveloped land to be contingent upon obtaining all governmental approvals necessary for construction. Under most agreements, the Company secures the responsibility for obtaining the required governmental approvals as the Company believes that it has significant expertise in this area. The Company intends to complete the acquisition of undeveloped land after all governmental approvals are in place. In certain circumstances, however, when all extensions have been exhausted, the Company must make a decision on whether to proceed with the purchase even though all governmental approvals have not yet been received. In these circumstances, the Company performs reasonable due diligence to ascertain the likelihood that the necessary governmental approvals will be granted. At December 31, 2004, the Company owned one parcel that is expected to yield 646 building lots for which preliminary governmental approval for the construction of homes has not been obtained. The $10,584,000 invested in the parcel, of which $9,274,000 pertains to land and $1,310,000 pertains to site improvements, is included in the balance sheet caption "Land deposits and costs of future development," at December 31, 2004.

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

At December 31, 2004, the Company had contracted to purchase or had under option approximately 1,790 improved building lots for an aggregate purchase price of approximately $146,801,000, including $6,320,000 of deposits. There were no deposits forfeited during the six months ended December 31, 2004 with respect to improved building lots.

The Company expects to utilize primarily the new secured revolving credit facility as described above as well as other existing capital resources, to finance the acquisitions of undeveloped land and improved lots described above. The Company anticipates completing a majority of these acquisitions during the next several years.

Critical Accounting Policies

For a discussion the Company's critical accounting policies, see "Critical Accounting Policies" under Item 7 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 2004 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). The FASB issued a revised FIN 46 in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity,
(b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For VIEs created before January 31, 2003, FIN 46 was deferred to the end of the first interim or annual period ending after March 15, 2004. The Company fully adopted FIN 46 effective
March 31, 2004.

Based on the provisions of FIN 46, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant deposit that is not unconditionally refundable, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIEs inventory will be reported as "Inventory Not Owned - Variable Interest Entities."

At December 31, 2004, the Company consolidated twenty-four VIEs as a result of its option to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these twenty-four VIEs totaling $8,488,000 and incurred additional pre-acquisition costs totaling $1,424,000. The Company's deposits and any costs incurred prior to acquisition of the land or lots, represent our maximum exposure to loss. The fair value of the VIEs inventory will be reported as "Inventory Not Owned - Variable Interest Entities." The Company recorded $93,927,000 in Inventory Not Owned - Variable Interest Entities as of December 31, 2004. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $86,156,000 at December 31, 2004, was reported on the balance sheet as Obligations related to inventory not owned. Creditors, if any, of these VIEs have no recourse against the Company.

The Company will continue to secure land and lots using options. Including the deposits and other costs capitalized in connection with the VIEs above, the Company had total costs incurred to acquire land and lots at December 31, 2004 of approximately $30,004,000, including $20,231,000 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $523,028,000. The maximum exposure to loss is limited to the deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The Company adopted
SFAS No. 150 effective July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial position or results of operations of the Company.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition" which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. The Company adopted the provisions of this statement immediately, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," issued during the third quarter of 2003, provides guidance on revenue recognition for revenues derived from a single contract that contain multiple products or services. EITF 00-21 also provides additional requirements to determine when these revenues may be recorded separately for accounting purposes. The Company adopted EITF 00-21 on July 1, 2003, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

In December 2004, the FASB revised FAS 123 through the issuance of FAS No. 123 "Share Based Payment", revised ("FAS 123-R"). FAS 123-R is effective for the Company commencing July 1, 2005. FAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair value based method in FAS 123-R is similar to the fair-value-based method in FAS 123 in most respects, subject to certain key differences. The Company is in the process of evaluating the impact of such key differences between FAS 123 and FAS-123R, but does not currently believe that the adoption of FAS 123-R will have a material impact on the Company.

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

Many factors, including those listed below, could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

    o Future increases in interest rates or a decrease in the availability of mortgage financing could lead to fewer home sales, which could adversely affect the Company's total earned revenues and earnings.

    o Changes in consumer confidence due to perceived uncertainty of future employment opportunities or other factors could lead to fewer home sales by the Company.

    o The Company is subject to substantial risks with respect to the land and home inventories it maintains and fluctuations in market conditions may affect the Company's ability to sell its land and home inventories at expected prices, if at all, which could reduce the Company's total earned revenues and earnings.

    o The Company's business is subject to governmental regulations that may delay, increase the cost of, prohibit or severely restrict the Company's development and homebuilding projects and reduce its total earned revenues and growth.

    o States, cities and counties in which the Company operates have adopted, or may adopt, slow or no growth initiatives which would reduce the Company's ability to build and sell homes in these areas and could adversely affect the Company's total earned revenues and earnings.

    o The Company may not be successful in its effort to identify, complete or integrate acquisitions, which could disrupt the activities of the Company's current business and adversely affect the Company's results of operations and future growth.

    o The Company is dependent on the services of certain key employees and the loss of their services could harm the Company's business.

    o The Company may not be able to acquire suitable land at reasonable prices, which could result in cost increases the Company is unable to recover and reduce the Company's total earned revenues and earnings.

    o The Company's significant level of debt could adversely affect its financial condition and prevent it from fulfilling its debt service obligations.

    o The competitive conditions in the homebuilding industry could increase the Company's costs, reduce its total earned revenues and earnings and otherwise adversely affect its results of operations or limit its growth.

    o The Company may need additional financing to fund its operations or to expand its business, and if the Company is unable to obtain sufficient financing or such financing is obtained on adverse terms, the Company may not be able to operate or expand its business as planned, which could adversely affect the Company's results of operations and future growth.

    o Shortages of labor or materials and increases in the price of materials can harm the Company's business by delaying construction, increasing costs, or both.

    o The Company depends on the continued availability and satisfactory performance of its subcontractors which, if unavailable, could have a material adverse effect on the Company's business by limiting its ability to build and deliver homes.

    o The Company is subject to construction defect, product liability and warranty claims arising in the ordinary course of business that could adversely affect its results of operations.

    o The Company is subject to mold litigation and mold claims arising in the ordinary course of business for which the Company has no insurance that could adversely affect the Company's results of operations.

    o The Company's business, total earned revenues and earnings may be adversely affected by natural disasters or adverse weather conditions.

    o The Company may be subject to environmental liabilities that could adversely affect its results of operations or the value of its properties.

    o Increases in taxes or government fees could increase the Company's costs and adverse changes in tax laws could reduce customer demand for the Company's homes, either of which could reduce the Company's total earned revenues or profitability.

    o There are a number of laws, regulations and accounting pronouncements, recently adopted or proposed, that could affect the Company's corporate governance or accounting practices.

    o   Acts of war or terrorism may seriously harm the Company's business.

    o Jeffrey P. Orleans, Chairman and Chief Executive Officer and the Company's majority shareholder, can cause the Company to take certain actions or preclude the Company from taking actions without the approval of the other shareholders and may have interests that could conflict with the interests of other shareholders.

    o The Company has entered into several transactions with related parties, including entities controlled by Mr. Jeffrey P. Orleans, which may create conflicts of interest.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company's principal market risk exposure continues to be interest rate risk. A majority of the Company's debt is variable based on LIBOR or the prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, an increase or decrease in interest rates of 100 basis points will result in a corresponding increase or decrease in cost of sales and interest charges incurred by the Company of approximately $3,900,000 in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered. The Company believes that reasonably possible near-term interest rate changes will not result in a material negative effect on future earnings, fair values or cash flows of the Company. Generally, the Company has been able to recover any increased costs of borrowing through increased selling prices; however, there is no assurance the Company will be able to continue to increase selling prices to cover the effects of any increase in near-term interest rates.

Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short term increases in construction costs. Since the sales price of the Company's homes is fixed at the time the buyer enters into a contract to acquire a home and because the Company generally contracts to sell its homes before construction begins, any increase in costs in excess of those anticipated may result in gross margins lower than anticipated for the homes in the Company's backlog. The Company attempts to mitigate the market risks of price fluctuation of commodities by entering into fixed-price contracts with its subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle.

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

                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

On December 2, 2004, the Company held its Annual Meeting of Stockholders pursuant to a notice dated October 18, 2004. Definitive proxy materials were filed with the Securities and Exchange Commission prior to the meeting. A total of 16,961,014 shares were voted at the meeting constituting 97.2% of the 17,455,133 shares entitled to vote.

At the Annual Meeting, the ten nominees (Benjamin D. Goldman, Jerome S. Goodman, Robert N. Goodman, Andrew N. Heine, David Kaplan, Lewis Katz, Jeffrey P. Orleans, Robert M. Segal, John W. Temple and Michael T.Vesey) for election to the Company's Board of Directors were all elected. The results of the vote were as follows:

                                                    Shares for Which
                               Share Voted For      Vote was Withheld
                               ---------------      -----------------
        Benjamin D. Goldman       16,443,975             517,039
        Jerome S. Goodman         16,935,366              25,648
        Robert N. Goodman         16,921,646              39,368
        Andrew N. Heine           16,915,196              45,818
        David Kaplan              16,935,366              25,648
        Lewis Katz                16,444,137             516,877
        Jeffrey P. Orleans        16,445,660             515,354
        Robert M. Segal           16,444,705             516,309
        John W. Temple            16,822,844             138,170
        Michael T. Vesey          16,445,910             515,104

In addition, approval of an amendment to the Company's Certificate of Incorporation increasing the number of authorized shares from 20 million to 23 million was voted upon as follows: shares voted for - 16,490,382; shares voted against - 467,832; and abstentions - 2,800.

Approval of the Orleans Homebuilders, Inc. 2004 Omnibus Stock Incentive Plan was also voted upon as follows: shares voted for - 14,348,756; shares voted against - 598,748; abstentions - 5,550; and broker non-votes - 2,007,960.

Item 6.   Exhibits.

    (a)   Exhibits.

          3.1* Certificate of Incorporation of the Company, as amended, as effective December 3, 2004.

          3.2 By-laws of Orleans Homebuilders, Inc. as of August 26, 2004 (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the Commission on December 7, 2004).

          10.1 Revolving Credit Loan Agreement among Greenwood Financial, Inc. and certain other subsidiaries of Orleans Homebuilders, Inc., Orleans Homebuilders, Inc. and Wachovia Bank, National Association and certain other lenders, dated December 22, 2004 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on December 29, 2004).

          10.2 2004 Omnibus Stock Incentive Plan and form of option grant (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on December 6, 2004).

          10.3 First Amendment to the Bridge Loan Agreement made by and among Orleans Homebuilders, Inc. and Wachovia National Bank dated November 17, 2004 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on November 19, 2004).

          10.4 Guaranty by Orleans Homebuilders, Inc., dated December 22, 2004 (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on December 29,
                  2004).

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

                                        ORLEANS HOMEBUILDERS, INC.
                                        (Registrant)

        February 14, 2005
                                        ----------------------------------------
                                        Michael T. Vesey
                                        President and Chief Operating Officer


        February 14, 2005
                                        ----------------------------------------
                                        Joseph A. Santangelo
                                        Treasurer, Secretary and Chief Financial
                                        Officer

                                  EXHIBIT INDEX

3.1 Certificate of Incorporation of the Company, as amended, as effective December 3, 2004.

3.2 By-laws of Orleans Homebuilders, Inc. as of August 26, 2004 (Incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the Commission on December 7, 2004).

10.1 Revolving Credit Loan Agreement among Greenwood Financial, Inc. and certain other subsidiaries of Orleans Homebuilders, Inc., Orleans Homebuilders, Inc. and Wachovia Bank, National Association and certain other lenders, dated December 22, 2004 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on December 29, 2004).

10.2 2004 Omnibus Stock Incentive Plan and form of option grant (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on December 6, 2004).

10.3 First Amendment to the Bridge Loan Agreement made by and among Orleans Homebuilders, Inc. and Wachovia National Bank dated November 17, 2004 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on November 19, 2004).

10.4 Guaranty by Orleans Homebuilders, Inc., dated December 22, 2004 (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Commission on December 29, 2004).

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