Form 10-Q
period 2005-03-31
ORLEANS HOMEBUILDERS INC
filed 2005-05-12
CIK 38570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                ---     ---

 Number of shares of common stock, par value $0.10 per share, outstanding as of
                            May 12, 2005: 18,698,131
                  (excluding 244,552 shares held in Treasury).

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES


                                                                            PAGE
                                                                            ----

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets at March 31, 2005
             and June 30, 2004                                                 1

           Consolidated Statements of Operations for the
              Three and Nine Months Ended March 31, 2005 and 2004              2

           Consolidated Statements of Shareholders' Equity for the
             Nine Months Ended March 31, 2005                                  3

           Consolidated Statements of Cash Flows for the Nine
             Months Ended March 31, 2005 and 2004                              4

           Notes to Consolidated Financial Statements                          5

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              17

Item 3.    Quantitative and Qualitative Disclosures About Market
             Risk                                                             42

Item 4.    Controls and Procedures                                            42



                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.    Exhibits                                                           43

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                March 31,     June 30,
                                                                  2005          2004
                                                                ---------    ---------
Assets:
Cash and cash equivalents                                       $  27,632    $  32,962

Restricted cash - customer deposits                                25,119       17,795
Real estate held for development and sale:
  Residential properties completed or under construction          285,417      140,401
  Land held for development or sale and improvements              348,134      161,265
  Inventory not owned - Variable Interest Entities                 87,460       88,995
Property and equipment, at cost, less accumulated depreciation      2,991        3,163
Deferred taxes                                                      2,542        2,453
Intangible assets                                                     132            -
Goodwill                                                           20,115        7,187
Receivables, deferred charges and other assets                     17,462        9,025
Land deposits and costs of future development                      34,870       23,356
                                                                ---------    ---------
 Total Assets                                                   $ 851,874    $ 486,602
                                                                =========    =========


Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                $  30,998    $  26,246
Accrued expenses                                                   48,895       46,981
Customer deposits                                                  35,609       22,620
Obligations related to inventory not owned                         79,418       81,992
Mortgage and other note obligations primarily secured by real
  estate held for development and sale                            443,295      128,773
Notes payable and amounts due to related parties                        -        2,879
Other notes payable                                                 9,421        1,139
                                                                ---------    ---------
  Total Liabilities                                               647,636      310,630
                                                                ---------    ---------

Commitments and contingencies (See Note I)

Redeemable common stock                                             1,067        1,067
                                                                ---------    ---------

Shareholders' Equity:
Common stock, $.10 par, 23,000,000 shares authorized,
  18,698,131 and 18,031,463 shares issued March 31, 2005
  and June 30, 2004, respectively                                   1,870        1,803
Capital in excess of par value - common stock                      69,533       68,554
Retained earnings                                                 132,199      105,564
Treasury stock, at cost (244,552 and 576,330 shares held             (431)      (1,016)
  at March 31, 2005 and June 30, 2004, respectively)
                                                                ---------    ---------
Total Shareholders' Equity                                        203,171      174,905
                                                                ---------    ---------
Total Liabilities and Shareholders' Equity                      $ 851,874    $ 486,602
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

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   Three Months Ended          Nine Months Ended
                                                        March 31,                  March 31,
                                                   2005          2004          2005         2004
                                                 ---------     ---------    ---------    ---------
Earned revenues
  Residential properties                         $ 198,120     $ 114,563    $ 514,710    $ 334,427
  Land sales                                           250           157          342          614
  Other income                                       1,612         1,226        5,100        4,055
                                                 ---------     ---------    ---------    ---------
                                                   199,982       115,946      520,152      339,096
                                                 ---------     ---------    ---------    ---------
Costs and expenses
  Residential properties                           160,523        86,940      412,068      256,919
  Land sales                                           250           131          338          621
  Other                                                972           624        3,293        2,848
  Selling, general and administrative               20,894        15,085       60,149       40,643
  Interest
    Incurred                                         6,913         2,357       12,951        6,659
    Less capitalized                                (6,878)       (2,082)     (12,887)      (6,174)
                                                 ---------     ---------    ---------    ---------
                                                   182,674       103,055      475,912      301,516
                                                 ---------     ---------    ---------    ---------


Income from operations before income taxes          17,308        12,891       44,240       37,580
Income tax expense                                   6,735         5,072       17,235       14,778
                                                 ---------     ---------    ---------    ---------
Net income                                       $  10,573     $   7,819    $  27,005    $  22,802
                                                 =========     =========    =========    =========

Net income                                          10,573         7,819       27,005       22,802
Preferred dividends                                      -             -            -          104
                                                 ---------     ---------    ---------    ---------
Net income available for common shareholders     $  10,573     $   7,819    $  27,005    $  22,698
                                                 =========     =========    =========    =========
Basic earnings per share                         $    0.58     $    0.49    $    1.52    $    1.64
                                                 =========     =========    =========    =========
Diluted earnings per share                       $    0.56     $    0.45    $    1.44    $    1.36
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

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                             Common Stock      Capital in
                                                          Shares                Excess of               Treasury Stock
                                                        Issued and             Par Value -   Retained   Shares
                                                        Outstanding   Amount  Common Stock   Earnings    Held     Amount    Total
                                                        -----------  -------  ------------  ---------  --------  -------  ---------
Balance at June 30, 2004                                 18,031,463  $ 1,803      $ 68,554  $ 105,564   576,330  $(1,016) $ 174,905

Fair market value of stock options issued                                              208                                      208

Stock options exercised                                                                (66)            (115,000)     203        137

Conversion of senior subordinated notes                     666,668       67           933                                    1,000

Shares issued in connection with the acquisition of PLC                               (132)             (75,000)     132          -

Shares awarded under Stock Award Plan                                                   36             (141,778)     250        286

Dividends declared                                                                               (370)                         (370)

Net income                                                                                     27,005                        27,005
                                                        -----------  -------  ------------  ---------  --------  -------  ---------
Balance at March 31, 2005                                18,698,131  $ 1,870      $ 69,533  $ 132,199   244,552  $  (431) $ 203,171
                                                        ===========  =======  ============  =========  ========  =======  =========

      See accompanying notes which are an integral part of the consolidated financial statements.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                           Nine Months Ended
                                                               March 31,
                                                           2005         2004
                                                         --------     --------
Cash flows from operating activities:
  Net income                                             $ 27,005     $ 22,802
  Adjustments to reconcile net income to net cash
    used in operating activities:
  Depreciation and amortization                             1,051          484
  Deferred taxes                                              (89)           -
  Stock based compensation expense                            226          106
Changes in operating assets and liabilities:
  Restricted cash - customer deposits                      (3,051)      (3,198)
  Real estate held for development and sale              (195,053)     (60,122)
  Receivables, deferred charges and other assets           (6,852)       1,591
  Land deposits and costs of future developments          (10,473)     (14,443)
  Accounts payable and other liabilities                  (13,008)      (3,338)
  Customer deposits                                         4,423        4,099
                                                         --------     --------
Net cash used in operating activities                    (195,821)     (52,019)
                                                         --------     --------
Cash flows from investing activities:
  Purchases of property and equipment                        (452)      (1,626)
  Acquisitions, net of cash acquired                      (56,635)      (5,420)
                                                         --------     --------
Net cash used in investing activities                     (57,087)      (7,046)
                                                         --------     --------

Cash flows from financing activities:
  Borrowings from loans secured by real estate assets     628,811      271,745
  Repayment of loans secured by real estate assets       (384,649)    (245,725)
  Borrowings from unsecured line of credit                135,948            -
  Repayment of unsecured line of credit                  (135,948)           -
  Borrowings from other note obligations                    5,179        2,837
  Repayment of other note obligations                      (2,168)        (603)
  Issuance of common stock, net of expenses                     -       46,106
  Sale of treasury stock                                      268          240
  Stock options exercised                                     137           28
  Preferred stock dividend                                      -         (104)
                                                         --------     --------
Net cash provided by financing activities                 247,578       74,524
                                                         --------     --------

Net increase (decrease) in cash and cash equivalents       (5,330)      15,459
Cash and cash equivalents at beginning of year             32,962        8,883
                                                         --------     --------
Cash and cash equivalents at end of period               $ 27,632     $ 24,342
                                                         ========     ========

Supplemental disclosure of cash flow activities:
  Interest paid, net of amounts capitalized              $     64     $    485
                                                         ========     ========
  Income taxes paid                                      $ 14,512     $ 12,585
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

         On July 28, 2004, the Company acquired all of the issued and outstanding partnership interests in Realen Homes, L.P., a Pennsylvania limited partnership ("Realen Homes"). Unless otherwise indicated, the term the "Company" includes the accounts of Realen Homes. Realen Homes is engaged in residential real estate development in Southeastern Pennsylvania and Chicago, Illinois. The Consolidated Statements of Operations and Changes in Retained Earnings and the Consolidated Statements of Cash Flows include the accounts of Realen Homes from July 28, 2004 through March 31, 2005. The Consolidated Balance Sheets include the accounts of Realen Homes as of March 31, 2005. All material intercompany transactions and accounts have been eliminated.

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

         At March 31, 2005, the Company consolidated eighteen VIEs as a result of its options to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these eighteen VIEs totaling $6,193,000 and incurred additional pre-acquisition costs totaling $1,849,000. The Company's deposits and any costs incurred prior to acquisition of the land or lots, represent the Company's maximum exposure to loss. The fair value of the VIEs inventory will be reported as "Inventory Not Owned - Variable Interest Entities." The Company recorded $87,460,000 in Inventory Not Owned - Variable Interest Entities as of March 31, 2005. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $79,418,000 at March 31, 2005, was reported on the balance sheet as "Obligations related to inventory not owned." Creditors, if any, of these VIEs have no recourse against the Company.

         The Company will continue to secure land and lots using options. Including the deposits and other costs capitalized in connection with the VIEs above, the Company had total costs incurred to acquire land and lots at March 31, 2005 of approximately $32,036,000, including $20,728,000 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $522,548,000. The maximum exposure to loss is limited to the deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

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

         In accordance with the Purchase Agreement, the consideration paid by the Company consisted of: (i) $53,348,000 in cash delivered at closing,
         (ii) a promissory note of the Company in the aggregate principal amount of $5 million, payable over a period of up to two years, with an interest rate of 3% per year and (iii) a warranty holdback of $1.5 million retained by the Company to be applied toward the administration of any warranty claims made against Realen Homes in excess of certain predetermined amounts. The purchase price was determined based on Realen Homes' book value at June 30, 2004, its management personnel, its profitability, its backlog and its land position. In addition to the consideration described above, the Company incurred approximately $394,000 in professional fees in connection with the acquisition of Realen Homes.

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

         The Company accounted for the acquisition as a purchase in accordance with SFAS No. 141, "Business Combinations." The purchase price was allocated to goodwill for $12,928,000 which is defined as the fair value of assets and liabilities acquired in excess of the purchase price and to intangible assets for $500,000. The intangible assets represent the intangible value of the backlog acquired from Realen Homes. The intangible value of the backlog will be amortized into cost of sales as the acquired backlog is delivered. The Company amortized $368,000 of the intangible value of the backlog acquired from Realen Homes for the nine months ended March 31, 2005. The company anticipates that most of the intangible asset will be amortized by June 30, 2005.

         If the Realen Homes acquisition occurred as of the beginning of the annual periods presented below the pro forma information for the Company would have been as follows:


                                                   Nine Months Ended
                                                        March 31,
                                               --------------------------
                                                 2005              2004
                                               --------          --------
                                          (in thousands, except share amounts)

         Earned revenues                       $525,578          $444,577

         Income from operations before
              income taxes                       43,586            40,842

         Net income                              26,369            24,709

         Earnings per share:
              Basic                                1.48              1.78
              Diluted                              1.40              1.47


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

(C)      Mortgage, Other Note Obligations, and Revolving Credit Facility:

         The maximum balance outstanding under construction and inventory loan agreements at any month end during the nine months ended March 31, 2005 was $443,295,000. The average month end balance during the nine months ended March 31, 2005 was $299,599,000. At March 31, 2005, the Company had $28,000,000 of borrowing capacity of which approximately $12,009,000 was then available to be drawn under the secured revolving credit facility discussed below. The $443,295,000 at March 31, 2005 consists of $436,000,000 under the Revolving Credit Facility which is defined below plus $7,296,000 under mortgage obligations secured by land held for development and sale and improvements which are due in varying installments through fiscal 2005 with annual interest at variable rates based upon 30-day LIBOR or the prime rate of interest plus a spread.

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

         The Revolving Credit Facility replaces the Company's July 28, 2004 Bridge Loan Agreement with Wachovia Bank, N.A. In addition, the Company used approximately $388,000,000 of funds available under the Revolving Credit Facility to repay substantially all of the outstanding loans of the Company and its wholly-owned subsidiaries from other banks and financial institutions and to acquire the real estate assets of Peachtree Residential Properties in Charlotte, North Carolina. At

         March 31, 2005, there was $436,000,000 outstanding under the Revolving Credit Facility. In addition, approximately $36,000,000 of letters of credit and other assurances of the availability of funds have been provided under the Revolving Credit Facility.

         The Revolving Credit Facility has a three-year term and borrowings and advances bear interest on a per annum basis equal to the LIBOR Market Index Rate plus a non-default variable spread ranging from 175 basis points to 237.5 basis points, depending upon the Company's leverage ratio. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. The March 31, 2005 interest rate was 5.25% which includes the 237.5 basis point spread.

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

(D)      Redeemable Common Stock:

         In connection with the Company's acquisition of Parker and Lancaster Corporation on October 13, 2000, the Company issued 300,000 shares of common stock of the Company to the former shareholders of Parker and Lancaster Corporation. The former shareholders of Parker and Lancaster Corporation have the right to cause the Company to repurchase the common stock approximately five years after the closing of the acquisition at a price of $3.33 per share. Through March 31, 2005, a former shareholder of Parker and Lancaster Corporation sold 51,502 shares of the Company's Common Stock thereby reducing the number of shares of redeemable common stock in connection with the Parker and Lancaster Corporation acquisition to 248,498 shares.

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

(E)      Earnings Per Share:

         The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator used in the computation for the three months and nine months ended March 31, 2005 and 2004 are shown in the following table:

                                                          Three Months Ended         Nine Months Ended
                                                                            March 31,
                                                        ------------------------------------------------
                                                          2005        2004           2005         2004
                                                        --------    --------       --------     --------
                                                                          (Unaudited)
                                                                         (in thousands)

         Weighted average common shares issued            18,698      16,493         18,250       14,429
         Unconditional shares issuable                         -          68             32           94
         Less:  Average treasury shares
           Outstanding                                      (359)       (597)          (484)        (645)
                                                        --------    --------       --------     --------
         Basic EPS shares (3)                             18,339      15,964         17,798       13,878
         Effect of assumed shares issued under
           treasury stock method for stock options           554         578            566          568
         Effect of partial conversion of $3 million
           Convertible Subordinated 7% Note                    -         667            448        1,105
         Effect of December 29, 2003 conversion
           of $3 million Series D Preferred Stock              -           -              -        1,316
                                                        --------    --------       --------     --------
         Diluted EPS shares (3)                           18,893      17,209         18,812       16,867
                                                        ========    ========       ========     ========

         Net income available for common
           Shareholders                                 $ 10,573    $  7,819       $ 27,005     $ 22,698
         Effect of December 29, 2003 conversion
           of $3 million Series D Preferred Stock (1)          -           -              -          104
         Effect of partial conversion of $3 million
           Convertible Subordinated 7% Note (2)                           11             22           54
                                                        --------    --------       --------     --------
         Adjusted net income for diluted EPS            $ 10,573    $  7,830       $ 27,027     $ 22,856
                                                        ========    ========       ========     ========

         (1) On December 29, 2003 and in accordance with the conversion features of the Company-issued Series D Preferred Stock, liquidation value of $3,000,000, held by Mr. Orleans, the Series D Preferred Stock was converted, at $1.50 per share, into 2,000,000 shares of the Company's common stock.

         (2) On December 29, 2003 and in accordance with the terms of the Company's Convertible Subordinated 7% Note issued to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, the second annual installment due of $1,000,000 was converted, at $1.50 per share, into 666,666 shares of the Company's common stock. Interest on the remaining principal balance of $1,000,000 was payable quarterly and the final installment of principal was converted December 21, 2004.

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

(F)      Supplemental Cash Flow Disclosure:

         On July 28, 2004, the Company acquired Realen Homes. The following is a summary of the effects of this transaction on the Company's consolidated financial position:

                                                                    July 28,
                                                                      2004
                                                                   ----------
                                                                 (in thousands)
         Assets acquired:
         Cash                                                      $   (3,174)
         Restricted cash - customer deposits                           (4,273)
         Real estate held for development and sale                   (136,832)
         Property and equipment, at cost, less accumulated
              Depreciation                                               (166)
         Intangible assets, net of amortization                       (13,223)
         Receivables, deferred charges and other assets                (1,478)
         Land deposits and costs of future development                 (2,254)
                                                                   ----------
              Total assets acquired                                  (161,400)
                                                                   ----------

         Liabilities assumed:
         Accounts payable                                              10,771
         Accrued expenses                                               8,191
         Customer deposits                                              8,566
         Mortgage and other note obligations primarily secured
              by real estate held for development and sale             70,282
         Other notes payable                                            3,471
                                                                   ----------
              Total liabilities assumed                               101,281
                                                                   ----------

         Cash paid                                                    (53,348)
         Note payable                                                  (4,863)
         Warranty holdback                                             (1,500)
         Professional fees paid                                          (394)
         Gain on disposition of Realen Homes Mortgage
           Company                                                        297
         Less cash acquired                                             3,174
                                                                   ----------

         Net cash outflow for Realen Homes acquisition             $  (56,635)
                                                                   ==========

(G)      Residential Properties Completed or under Construction:

         Residential properties completed or under construction consist of the following:

                                                     March 31,     June 30,
                                                       2005         2004
                                                     ---------    ---------
                                                         (in thousands)
         Under contract for sale (backlog)           $ 206,094    $  89,519
         Unsold                                         79,323       50,882
                                                     ---------    ---------
         Total residential properties completed
              or under construction                  $ 285,417    $ 140,401
                                                     =========    =========

(H)      Restricted Stock Award:

         On March 4, 2005, the Compensation Committee of the Company resolved to grant Michael T. Vesey, the Company's President, Chief Operating Officer and a member of the Company's Board of Directors, 125,000 restricted shares of the Company's common stock pursuant to the terms of the Company's Stock Award Plan. The award was subject to Mr. Vesey's execution of a Restricted Stock Award Agreement which he has executed. The Compensation Committee also approved the payment of bonus compensation to Mr. Vesey sufficient to allow Mr. Vesey to pay the income tax liability triggered on each vesting date.

         The shares of restricted stock granted to Mr. Vesey will vest at a rate of ten thousand per year on the first through fifth anniversaries of the date of grant and fifteen thousand per year on the sixth through tenth anniversaries of the date of the grant, with all shares being fully vested by or on the tenth anniversary of the date of grant, assuming Mr. Vesey's continued employment with the Company. In addition, in the event of a change of control as defined in the Stock Award Plan, any shares of restricted stock not vested at that time will vest, assuming Mr. Vesey is then employed by the Company. Any shares that are not vested are subject to forfeiture in the event Mr. Vesey's employment with the Company terminates for any reason.

         On a monthly basis, the Company records compensation expense for the portion of the award earned along with additional compensation expense sufficient to cover the taxes Mr. Vesey will have to pay on the award.

(I)      Litigation

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

(J)      Commitments and Contingencies:

         As of March 31, 2005, the Company owned or controlled approximately 16,119 building lots. As part of the aforementioned building lots, the Company had contracted to purchase, or has under option, undeveloped land and improved lots for an aggregate purchase price of approximately $522,548,000 which is expected to yield approximately 8,427 building lots. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is usually contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Orleans Homebuilders, Inc. and its subsidiaries (collectively, the "Company", "OHB" or "Orleans") are currently engaged in residential real estate development in the following eleven markets: Southeastern Pennsylvania; Central New Jersey; Southern New Jersey; Southern New York, Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Orlando and Palm Coast Florida; and Chicago, Illinois. The Company's Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina. The Company has operated in its Pennsylvania and New Jersey markets for over 85 years and began operations in its North Carolina and Virginia markets in fiscal 2001 through the acquisition of Parker & Lancaster Corporation, a privately-held residential homebuilder. The Company entered the Orlando and Palm Coast Florida markets on July 28, 2003 through its acquisition of Masterpiece Homes, Inc. ("Masterpiece Homes"), a privately-held residential homebuilder. On July 28, 2004, the Company entered the Chicago, Illinois market through the acquisition of Realen Homes, L.P. ("Realen Homes"), an established privately-held homebuilder with operations in Southeastern Pennsylvania and Chicago, Illinois. On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired, through a wholly-owned subsidiary, certain real estate assets from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which are wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, "Peachtree Residential Properties"). The Results of Operations include the activity of Masterpiece Homes from July 28, 2003 through March 31, 2005 and Realen Homes from July 28, 2004 through March 31, 2005 as well as the revenue and expenses associated with certain real estate assets acquired from Peachtree Residential Properties from December 22, 2004 through March 31, 2005. Unless otherwise indicated, the term the "Company" includes the accounts of Realen Homes.

References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ended June 30th of that year. For example, the phrases "fiscal 2005" or "2005 fiscal year" refer to the fiscal year ended June 30, 2005. When used in this report, "northern region" refers to the Company's Pennsylvania and New Jersey markets, which includes the Southeastern Pennsylvania operations of Realen Homes that were acquired on July 28, 2004; "southern region" refers to the Company's North Carolina and Virginia markets; "Florida region" refers to the Company's Florida market, and "midwestern region" refers to the Company's Illinois market.

The Company believes it is well positioned for continued growth. At March 31, 2005, backlog was $665,441,000 representing 1,713 homes compared to a backlog of $436,710,000 representing 1,250 homes at March 31, 2004. At March 31, 2005, the Company was selling in 92 communities and owned or controlled approximately 16,119 building lots compared to 80 communities and 12,218 owned or controlled building lots at March 31, 2004.

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

Results of Operations

The following table sets forth certain details as to residential sales activity. The information provided is for the three and nine months ended March 31, 2005 and 2004 in the case of residential revenue earned and new orders, and as of March 31, 2005 and 2004 in the case of backlog.

A sales contract or potential sale is classified as a new order and, therefore, becomes a part of backlog, at the time a homebuyer executes a contract to purchase a home from the Company.

                                                     Nine Months Ended March 31,
                                               2005                               2004
                                  -----------------------------      ------------------------------
                                                       (Dollars in thousands)

NORTHERN REGION (1)                                     Average                            Average
New Jersey and Pennsylvania:       Amount      Homes     Price        Amount      Homes     Price
Residential revenue earned        $214,202       481       $445      $175,335       450        $390
New orders                         256,977       526        489       218,096       488         447
Backlog                            325,594       705        462       232,695       500         465

SOUTHERN REGION(2)
North Carolina, South Carolina
  and Virginia:
Residential revenue earned        $161,708       452       $358      $116,827       376        $311
New orders                         198,484       517        384       175,519       517         339
Backlog                            192,919       477        404       154,525       431         359

FLORIDA REGION (3)
Residential revenue earned         $53,052       310       $171       $42,265       306        $138
New orders                          70,799       320        221        50,093       327         153
Backlog                             70,595       329        215        49,490       319         155

MIDWESTERN REGION (4)
Residential revenue earned         $85,748       233       $368         $   -         -         $ -
New orders                          64,403       169        381             -         -           -
Backlog                             76,333       202        378             -         -           -

COMBINED REGIONS
Residential revenue earned        $514,710     1,476       $349      $334,427     1,132        $295
New orders                         590,663     1,532        386       443,708     1,332         333
Backlog                            665,441     1,713        388       436,710     1,250         349

(1) Information on residential revenue earned and new orders for the nine months ending March 31, 2005 includes the acquired operations of Realen Homes' Southeastern Pennsylvania region from the date of acquisition, July 28, 2004, through March 31, 2005.
The backlog at March 31, 2005, includes the acquired backlog of Realen Homes' Southeastern Pennsylvania region not delivered as of March 31, 2005.

(2) Information on residential revenue earned and new orders for the nine months ending March 31, 2005 includes amounts acquired from Peachtree Residential Properties for the period beginning December 23, 2004, the date the Company acquired the assets, through March 31, 2005. The backlog at March 31, 2005 includes the acquired backlog of Peachtree Residential Properties not delivered as of March 31, 2005.

(3) Information on residential revenue earned and new orders for the nine months ending March 31, 2004 is for the period beginning July 28, 2003, the date the Company entered this market through its acquisition of Masterpiece Homes, through March 31, 2004.

(4) Information on residential revenue earned and new orders is for the period beginning July 28, 2004, the date the Company entered this market through its acquisition of Realen Homes, through March 31, 2005. The backlog at March 31, 2005 includes the acquired backlog of Realen Homes midwestern region not delivered as of March 31, 2005.

                                                     Three Months Ended March 31,
                                               2005                               2004
                                  -----------------------------       -----------------------------
                                                        (Dollars in thousands)

NORTHERN REGION (1)                                     Average                             Average
New Jersey and Pennsylvania:        Amount     Homes     Price        Amount      Homes      Price
Residential revenue earned         $78,501       172       $456       $57,798       133        $435
New orders                         116,431       252        462        95,340       218         437
Backlog                            325,594       705        462       232,695       500         465

SOUTHERN REGION(2)
North Carolina, South Carolina
  and Virginia:
Residential revenue earned         $62,995       173       $364       $41,071       131        $314
New orders                          94,880       240        395        67,034       200         335
Backlog                            192,919       477        404       154,525       431         359

FLORIDA REGION
Residential revenue earned         $19,221       104       $185       $15,694       107        $147
New orders                          33,072       141        235        20,575       124         166
Backlog                             70,595       329        215        49,490       319         155

MIDWESTERN REGION (3)
Residential revenue earned         $37,403       100       $374        $    -         -         $ -
New orders                          18,163        49        371             -         -           -
Backlog                             76,333       202        378             -         -           -

COMBINED REGIONS
Residential revenue earned        $198,120       549       $361      $114,563       371        $309
New orders                         262,546       682        385       182,949       542         338
Backlog                            665,441     1,713        388       436,710     1,250         349

(1) Information on residential revenue earned and new orders for the three months ending March 31, 2005 includes the acquired operations of Realen Homes' Southeastern Pennsylvania region for the quarter ending March 31, 2005. The backlog at March 31, 2005, includes the acquired backlog of Realen Homes' Southeastern Pennsylvania region not delivered as of March 31, 2005.

(2) Information on residential revenue earned and new orders for the three months ending March 31, 2005 includes amounts acquired from Peachtree Residential Properties for the period beginning December 23, 2004, the date the Company acquired the assets, through March 31, 2005. The backlog at March 31, 2005 includes the acquired backlog of Peachtree Residential Properties not delivered as of March 31, 2005.

(3) The backlog at March 31, 2005 includes the acquired backlog of Realen Homes' midwestern region not delivered as of March 31, 2005.


               Nine Months and Three Months Ended March 31, 2005
               -------------------------------------------------

Orders and Backlog

New orders for the nine months ended March 31, 2005 increased $146,956,000, or 33.1%, to $590,664,000 on 1,532 homes, compared to $443,708,000 on 1,332 homes for the nine months ended March 31, 2004. The average price per home of new orders increased by approximately 15.9% to $386,000 for the nine months ended March 31, 2005 compared to $333,000 for the nine months ended March 31, 2004.

New orders for the three months ended March 31, 2005 increased $79,597,000, or 43.5%, to $262,546,000 on 682 homes, compared to $182,949,000 on 542 homes for the three months ended March 31, 2004. The average price per home of new orders increased by approximately 13.9% to $385,000 for the three months ended March 31, 2005 compared to $338,000 for the three months ended March 31, 2004.

The backlog at March 31, 2005 increased $228,731,000, or 52.4%, to $665,441,000 on 1,713 homes compared to the backlog at March 31, 2004 of $436,710,000 on 1,250 homes. The increase in backlog was attributable to an increase in new orders, the Company's obtaining additional backlog through its acquisition of Realen Homes and Peachtree Residential Properties, and favorable economic conditions and demographics for the homebuilding industry in the regions where the Company operates. These favorable economic conditions, including historically low interest rates, have resulted in positive home pricing trends and consistent customer demand. The average price per home included in the Company's backlog increased 11.2% to $388,000 at March 31, 2005 compared to $349,000 at March 31, 2004.

NORTHERN REGION:

New orders for the nine months ended March 31, 2005 increased $38,881,000 to $256,977,000 or 17.8% on 526 homes, compared to $218,096,000 on 488 homes for the nine months ended March 31, 2004. The increase was primarily attributable to new orders in the communities acquired in the northern region as part of the Realen Homes acquisition. The new communities acquired in the Realen Homes acquisition accounted for $35,403,000 and 80 homes for the nine months ended March 31, 2005. The net decline in the number of new orders excluding the Realen Homes acquisition is attributable to the delay in the start of new communities due to increased government regulation in the northern region states in which the Company operates. The increase in new order dollars and the decrease in new home orders is also a result of the Company's efforts to intentionally slow absorption through pricing increases in several new communities to ensure production, pricing and absorption rates are properly balanced. The average price per home of new orders increased by 9.4% to $489,000 for the nine months ended March 31, 2005 compared to $447,000 for the nine months ended March 31, 2004. The Company believes that it has been able to increase sales prices due to the strong demand for new homes resulting from the growing population, fueled in part by immigration, and historically low interest rates which have made housing more affordable. The limited supply of entitled lots for residential housing in Pennsylvania and New Jersey due to increased governmental regulation has also positively impacted home pricing trends.

New orders for the three months ended March 31, 2005 increased $21,091,000 to $116,431,000 or 22.1% on 252 homes, compared to $95,340,000 on 218 homes for the three months ended March 31, 2004. The increase was primarily attributable to new orders acquired in the northern region as part of the Realen Homes acquisition. The new communities acquired in the Realen Homes acquisition accounted for $13,095,000 and 31 homes for the three months ended March 31, 2005. The average price per home of new orders increased by 5.7% to $462,000 for the three months ended March 31, 2005 compared to $437,000 for the three months ended March 31, 2004. The Company believes that it has been able to increase sales prices due to the strong demand for new homes resulting from the growing population, fueled in part by immigration, and historically low interest rates which have made housing more affordable. The limited supply of entitled lots for residential housing in Pennsylvania and New Jersey due to increased governmental regulation has also positively impacted home pricing trends.

The Company had 29 active selling communities in the northern region as of March 31, 2005 compared to 19 active selling communities as of March 31, 2004. The increase in the number of active selling communities was primarily attributable to the acquisition of Realen Homes which resulted in the addition of 8 active selling communities in the northern region.

SOUTHERN REGION:

New orders for the nine months ended March 31, 2005 increased $22,966,000 to $198,485,000 or 13.1% on 517 homes, compared to $175,519,000 on 517 homes for the nine months ended March 31, 2004. The increase in new order dollars was attributable to an increase in the average sales price per home for the nine months ended March 31, 2005 when compared to the nine months ended March 31, 2004 and new orders of $16,154,000 on 36 homes related to the 8 communities acquired from Peachtree Residential Properties.

The average price per home of new orders increased by 13.3% to $384,000 for the nine months ended March 31, 2005 compared to $339,000 for the nine months ended March 31, 2004. This increase in the average price per home of new orders is due to price increases in those communities open during the nine months ended March 31, 2005 when compared with the same communities and products offered for sale in the comparable prior year period.

New orders for the three months ended March 31, 2005 increased $27,846,000 to $94,880,000 or 41.5% on 240 homes, compared to $67,034,000 on 200 homes for the three months ended March 31, 2004. The increase in new orders was attributable to an increase in the average sales price per home for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004 and new orders of $16,154,000 on 36 homes related to the 8 communities acquired from Peachtree Residential Properties.

The average price per home of new orders increased by 17.9% to $395,000 for the three months ended March 31, 2005 compared to $335,000 for the three months ended March 31, 2004. This increase in the average price per home of new orders is due to price increases in those communities open during the three months ended March 31, 2005 when compared with the same communities and products offered for sale in the comparable prior year period.

The Company had 50 active selling communities in the southern region as of March 31, 2005 compared to 53 active selling communities as of March 31, 2004.

FLORIDA REGION:

In spite of a series of hurricanes that struck the Florida region in September 2004, new orders for the nine months ended March 31, 2005 increased $20,706,000 to $70,799,000, or 41.3% on 320 homes, compared to $50,093,000 on 327 homes for the nine months ended March 31, 2004. The increase in new orders is primarily attributable to an increase in the average price per home to $221,000 for the nine months ended March 31, 2005 compared to the $153,000 for the nine months ended March 31, 2004. While the hurricanes slowed sales activities in September 2004, they did not result in any substantial physical damage to the Company's properties.

New orders for the three months ended March 31, 2005 increased $12,497,000 to $33,072,000 or 60.7% on 141 homes, compared to $20,575,000 on 124 homes for the three months ended March 31, 2004. The increase was attributable to an increase in demand in the Florida region and an increase in the average selling price per home.

The average price per home of new orders increased by 41.6% to $235,000 for the three months ended March 31, 2005 compared to $166,000 for the three months ended March 31, 2004. The increase in the average selling price per home in the Florida region is primarily due to the increased demand for new housing.

The Company is continuing to expand its operations in the Florida region. The Company had 7 active selling communities in the Florida region as of March 31, 2005, compared to 8 active selling communities as of March 31, 2004.

MIDWESTERN REGION:

The Company entered the midwestern region through the acquisition of Realen Homes on July 28, 2004. For the nine months ended March 31, 2005, the midwestern region accounted for $64,403,000 in new orders on 169 homes at an average price per home of new orders of $381,000.

For the three months ended March 31, 2005, the midwestern region accounted for $18,163,000 in new orders on 49 homes at an average price per home of new orders of $371,000.

As of March 31, 2005, the midwestern region had 6 active selling communities.

Total Earned Revenues

Total earned revenues for the nine months ended March 31, 2005 increased $181,056,000, to $520,152,000 or 53.4%, compared to $339,096,000 for the nine months ended March 31, 2004. Residential revenue earned from the sale of residential homes included 1,476 homes totaling $514,710,000 during the nine months ended March 31, 2005, as compared to 1,132 homes totaling $334,427,000 during the nine months ended March 31, 2004. The average selling price per home delivered in the nine months ended March 31, 2005 increased by approximately 18.3% to $349,000 compared to $295,000 for the nine months ended March 31, 2004.

Total earned revenues for the three months ended March 31, 2005 increased $84,036,000, to $199,982,000 or 72.5%, compared to $115,946,000 for the three months ended March 31, 2004. Residential revenue earned from the sale of residential homes included 549 homes totaling $198,120,000 during the three months ended March 31, 2005, as compared to 371 homes totaling $114,563,000 during the three months ended March 31, 2004. The average selling price per home delivered in the three months ended March 31, 2005 increased by approximately 16.8% to $361,000 for the three months ended March 31, 2005 compared to $309,000 for the three months ended March 31, 2004.

NORTHERN REGION:

Residential revenue earned for the nine months ended March 31, 2005 increased $38,867,000 to $214,202,000 or 22.2% on 481 homes delivered as compared to $175,335,000 on 450 homes delivered during the nine months ended March 31, 2004. The increase was primarily attributable to homes delivered in the communities acquired in the northern region as part of the Realen Homes acquisition. The new communities acquired in the Realen Homes acquisition accounted for $51,067,000 and 144 homes delivered for the nine months ended March 31, 2005.

Excluding the acquisition of Realen Homes, residential revenue earned decreased $12,200,000 to $163,135,000 and the number of homes delivered decreased 113 homes to 337 homes for the nine months ended March 31, 2005 when compared to the nine months ended March 31, 2004. The decrease in residential revenue earned and the decrease in new home deliveries is primarily a result of the mix of homes delivered. Specifically, single family homes, which typically have a longer building cycle than townhomes and active adult single family homes, comprised a larger percentage of the total homes delivered in the region during the nine months ended March 31, 2005 than townhomes and active adult single family homes when compared to the nine months ended March 31, 2004. In addition, the net decline in the number of homes delivered, excluding the Realen Homes acquisition, is attributable to the delay in the start of new communities caused by increased government regulation in the northern region states in which the Company operates.

The average selling price per home delivered in the nine months ended March 31, 2005 increased by approximately 14.1% to $445,000 compared to $390,000 for the nine months ended March 31, 2004. This increase in the average selling price per home delivered contributed to the increase in residential revenue earned described above. The increase in the average selling price per home delivered is attributable to increases in the average price per home of new orders in fiscal 2005 resulting from sales price increases as well as the product mix of homes delivered. Specifically, single family homes, which have higher selling prices than townhomes and active adult single family homes, comprised a larger percentage of the total homes delivered in the region during the nine months ended March 31, 2005 when compared to the nine months ended March 31, 2004.

Residential revenue earned for the three months ended March 31, 2005 increased $20,703,000 to $78,501,000 or 35.8% on 172 homes delivered as compared to $57,798,000 on 133 homes delivered during the three months ended March 31, 2004. The increase was primarily attributable to homes delivered in the communities acquired in the northern region as part of the Realen Homes acquisition. The new communities acquired in the Realen Homes acquisition contributed $25,749,000 in residential revenue on 66 homes delivered for the three months ended March 31, 2005.

Excluding the acquisition of Realen Homes, residential revenue earned decreased $5,046,000 to $52,752,000 and the number of homes delivered decreased 27 homes to 106 homes for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004. The decrease in residential revenue earned and new home deliveries is primarily a result of the mix of homes delivered. Specifically, single family homes, which typically have a longer building cycle than townhomes and active adult single family homes, comprised a larger percentage of the total homes delivered in the region during the three months ended March 31, 2005 than townhomes and active adult single family homes when compared to the three months ended March 31, 2004. In addition, the net decline in the number of homes delivered, excluding the Realen Homes acquisition, is attributable to the delay in the start of new communities due to increased government regulation in the northern region states in which the Company operates.

The average selling price per home delivered in the three months ended March 31, 2005 increased by approximately 4.8% to $456,000 for the three months ended March 31, 2005 compared to $435,000 for the three months ended March 31, 2004. This increase in the average selling price per home delivered contributed to the increase in residential revenue earned described above. The increase in the average selling price per home delivered is attributable increases in the average price per home of new orders in fiscal 2005 resulting from sales price increases as well as the product mix of homes delivered. Specifically, single family homes, which have higher selling prices than townhomes and active adult single family homes, comprised a larger percentage of the total homes delivered in the region during the three months ended March 31, 2005 when compared to the three months ended March 31, 2004.

SOUTHERN REGION:

Residential revenue earned for the nine months ended March 31, 2005 increased $44,881,000 to $161,708,000 or 38.4% on 452 homes delivered as compared to $116,827,000 on 376 homes delivered during the nine months ended March 31, 2004.

The average price per home delivered increased 15.1% to $358,000 for the nine months ended March 31, 2005 compared to $311,000 for the nine months ended March 31, 2004. The increase in the average price per home delivered was attributable to increases in the average price per home of new orders in fiscal 2005 coupled with an increase in revenue attributable to customer-selected options, such as bonus rooms and flooring upgrades, for the nine months ended March 31, 2005 when compared to the nine months ended March 31, 2004. In addition, a change in the product mix of homes delivered during the nine months ended March 31, 2005 compared to the nine months ended March 31, 2004 contributed to the increase in the average price per home delivered. Specifically, the Company delivered a larger percentage of luxury and move-up homes during the nine months ended March 31, 2005 than during the nine months ended March 31, 2004.

Residential revenue earned for the three months ended March 31, 2005 increased $21,924,000 to $62,995,000 or 53.4% on 173 homes delivered as compared to $41,071,000 on 131 homes delivered during the three months ended March 31, 2004.

The average price per home delivered increased 15.9% to $364,000 for the three months ended March 31, 2005 compared to $314,000 for the three months ended March 31, 2004. The increase in the average price per home delivered was attributable to increases in the average price per home of new orders in fiscal 2005 coupled with an increase in revenue attributable to customer-selected options, such as bonus rooms and flooring upgrades, for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004. In addition, a change in the product mix of homes delivered during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 contributed to the increase in the average price per home delivered. Specifically, the Company delivered a larger percentage of luxury and move-up homes during the three months ended March 31, 2005 than during the three months ended March 31, 2004.

FLORIDA REGION:

In spite of a series of hurricanes that struck the Florida region in September 2004, residential revenue earned for the nine months ended March 31, 2005 increased $10,787,000 to $53,052,000, or 25.5% on 310 homes, compared to
$42,265,000 on 306 homes for the nine months ended March 31, 2004. The increase is primarily attributable to a 23.9% increase in the average selling price per home to $171,000 for the nine months ended March 31, 2005 compared to $138,000 for the nine months ended March 31, 2004. In addition, the Florida region's results of operations were included in the Company's results of operations for the entire nine months ended March 31, 2005 compared to the comparable prior year period wherein the Company acquired Masterpiece Homes and entered the Florida region on July 28, 2003. The Company did not experience any significant construction delays as a result of the hurricanes that struck Florida in September.

Residential revenue earned for the three months ended March 31, 2005 increased $3,527,000 to $19,221,000, or 22.5% on 104 homes, compared to $15,694,000 on 107 homes for the three months ended March 31, 2004. The increase is primarily attributable to a 25.9% increase in the average selling price per home to $185,000 for the three months ended March 31, 2005 compared to $147,000 for the three months ended March 31, 2004.

The increase in the average selling price per home delivered is attributable to the demand for new housing and a change in product mix toward more homes for move-up buyers.

MIDWESTERN REGION:

The Company entered the midwestern region on July 28, 2004 through the acquisition of Realen Homes. For the nine months ended March 31, 2005, the midwestern region accounted for $85,748,000 in residential revenue earned on 233 homes at an average selling price per home delivered of $368,000.

For the three months ended March 31, 2005, the midwestern region accounted for $37,403,000 in residential revenue earned on 100 homes at an average selling price per home delivered of $374,000.

Other Income

Other income consists primarily of property management fees and mortgage processing income. The increase in other income for the nine months ending March 31, 2005 as compared to the nine months ending March 31, 2004 is primarily due to increased mortgage processing income.

Costs and Expenses

Costs and expenses for the nine months ended March 31, 2005 increased $174,396,000 to $475,912,000, or 57.8%, compared with the nine months ended March 31, 2004. The cost of residential properties for the nine months ended March 31, 2005 increased $155,149,000 to $412,068,000, or 60.5%, when compared with the nine months ended March 31, 2004. The increase in cost of residential properties was primarily attributable to increased residential revenue in the Company's northern, southern, midwestern, and Florida regions as noted above as well as the increase in residential revenue resulting from the Company's acquisition of Realen Homes and certain assets of Peachtree Residential Properties. The consolidated gross profit margin for the nine months ended March 31, 2005 decreased 3.3% to 19.9% compared to 23.2% for the nine months ended March 31, 2004.

Interest included in the costs and expenses of residential properties and land sold for the nine months ended March 31, 2005 and March 31, 2004 was $6,423,000 and $4,999,000, respectively. The increase in the interest included in the costs and expenses of residential properties and land sold is attributable to increased debt levels and higher interest rates associated with land acquisitions and the general growth of the Company. The interest incurred during the construction periods is capitalized to inventory and then expensed to the cost of residential properties in the period in which the unit settles.

The decrease in the consolidated gross profit margin was primarily attributable to the change in geographic mix of homes delivered and the impact of purchase accounting. The northern region, which has significantly higher gross profit margins than the other regions in which the Company operates, comprised a smaller percentage of the consolidated residential properties revenue for the nine months ended March 31, 2005 than for the nine months ended March 31, 2004. The gross profit margin is affected when the acquired Realen Homes' inventory is delivered because the value of the acquired Realen Homes' inventory was increased to its fair market value as a result of the application of purchase accounting under SFAS No. 141 "Business Combinations." The additional costs recognized in connection with the deliveries of the acquired Realen Homes inventory as a result of the fair market value write-up of the acquired inventory was approximately $3,424,000 for the nine months ended March 31, 2005.

The additional costs recognized in connection with the amortization of the intangible value of the acquired Realen Homes backlog delivered during the nine months ended March 31, 2005 was approximately $368,000. The additional costs recognized in connection with the deliveries of the acquired Peachtree inventory as a result of the fair market value write-up of the acquired inventory was approximately $437,000 for the nine months ended March 31, 2005.

Costs and expenses for the three months ended March 31, 2005 increased $79,619,000 to $182,674,000, or 77.3%, compared with the three months ended March 31, 2004. The cost of residential properties for the three months ended March 31, 2005 increased $73,583,000 to $160,523,000, or 85.0%, when compared with the three months ended March 31, 2004. The increase in cost of residential properties was primarily attributable to increased residential revenue in the Company's northern, southern, midwestern, and Florida regions as noted above as well as the increase in residential revenue resulting from the Company's acquisition of Realen Homes. The consolidated gross profit margin for the three months ended March 31, 2005 decreased 5.1% to 19.0% compared to 24.1% for the three months ended March 31, 2004.

Interest included in the costs and expenses of residential properties and land sold for the three months ended March 31, 2005 and March 31, 2004 was $1,696,000 and $1,664,000, respectively. The interest incurred during the construction periods is capitalized to inventory and then expensed to the cost of residential properties in the period in which the unit settles.

The decrease in the consolidated gross profit margin was attributable to the change in geographic mix of homes delivered and the impact of purchase accounting. The northern region, which has significantly higher gross profit margins than the other regions in which the Company operates, comprised a smaller percentage of the consolidated residential properties revenue for the three months ended March 31, 2005 than for the three months ended March 31, 2004. In addition, the gross profit margin is affected when the acquired Realen Homes' inventory is delivered because the value of the acquired Realen Homes' inventory was increased to its fair market value as a result of the application of purchase accounting under SFAS No. 141 "Business Combinations." The additional costs recognized in connection with the deliveries of the acquired Realen Homes inventory as a result of the fair market value write-up of the acquired inventory was approximately $747,000 for the three months ended March 31, 2005. The additional costs recognized in connection with the amortization of the intangible value of the acquired Realen Homes backlog delivered during the three months ended March 31, 2005 was approximately $156,000. The additional costs recognized in connection with the deliveries of the acquired Peachtree inventory as a result of the fair market value write-up of the acquired inventory was approximately $437,000 for the three months ended March 31, 2005.

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

Selling, General & Administrative Expenses

For the nine months ended March 31, 2005, selling, general and administrative expenses increased $19,467,000 to $60,110,000, or 47.9%, when compared with the nine months ended March 31, 2004. The increase in selling, general and administrative expenses was due in part to an increase in sales commissions and incentive compensation of approximately $9,300,000 attributable to the Company's growth in residential revenue and profit. Additionally, the Company incurred approximately $6,400,000 in fixed selling, general and administrative expenses resulting from the Company's expansion in the northern region and its expansion into the midwestern region through the acquisition of Realen Homes on July 28, 2004. The expansion in the northern region and Midwestern region as a result of the Realen Homes acquisition added a total of 15 selling communities to the regions. The remaining increase in selling, general and administrative expenses was primarily attributable to increases in payroll, legal, consulting, advertising, and travel expenses in order to support the expansion of the Company into new regions.

The selling, general and administrative expenses as a percentage of residential revenue earned for the nine months ended March 31, 2005 decreased .5% to 11.7% from 12.2% for the nine months ended March 31, 2004. The decreased percentage is primarily due to the fixed portion of selling, general and administrative expenses being spread over a larger revenue base. In the prior quarter, the Company reported a delay in revenue due to utility company constraints at a few of the Company's communities which resulted in an increase in selling, general, and administrative expenses as a percentage of revenue when compared to the prior year. In the third quarter of fiscal year 2005, that constraint was resolved and many of these finished homes were delivered in the current quarter resulting in an increase in revenue and a corresponding decrease in selling, general, and administrative costs as a percentage of revenue for the nine months ending March 31, 2005.

For the three months ended March 31, 2005, selling, general and administrative expenses increased $5,770,000 to $20,855,000, or 38.3%, when compared with the three months ended March 31, 2004. The Company incurred $2,800,000 in selling, general and administrative expenses resulting from the Company's expansion in the northern region, its expansion into the midwestern region through the acquisition of Realen Homes, and its expansion in Charlotte. The remaining increase in selling, general and administrative expenses was primarily attributable to increases in general and administrative payroll, incentive compensation and travel expenses in order to support the expansion of the Company into new regions.

The selling, general and administrative expenses as a percentage of residential revenue earned for the three months ended March 31, 2005 decreased 2.7% to 10.5% as compared to the 13.2% for the three months ended March 31, 2004. The decreased percentage is primarily due to the fixed portion of selling, general and administrative expenses being spread over a larger revenue base.

Income Tax Expense

Income tax expense for the nine months ended March 31, 2005 increased $2,457,000 to $17,235,000, or 16.6% from $14,778,000 for the nine months ended March 31, 2004. The increase in income tax expense for the nine months ended December 31, 2005 is attributable to an increase in income from operations.

Additionally, income tax expense as a percentage of income from operations before income taxes was 39.0% and 39.3% for the nine months ended March 31, 2005 and 2004, respectively. The slight decrease in the effective tax rate is due to a decrease in net income from operations before income taxes in the northern region as a percentage of the consolidated income from operations before income taxes for the nine months ended March 31, 2005 when compared to the nine months ended March 31, 2004 as the northern region has a higher relative state tax rate than a majority of the states in which the Company operates.

Income tax expense for the three months ended March 31, 2005 increased $1,663,000 to $6,735,000, or 32.8% from $5,072,000 for the three months ended
March 31, 2004. The increase in income tax expense for the three months ended March 31, 2005 is attributable to an increase in income from operations.

Additionally, income tax expense as a percentage of income from operations before income taxes was 38.9% and 39.3% for the three months ended March 31, 2005 and 2004, respectively. The slight decrease in the effective tax rate is due to a decrease in net income from operations before income taxes in the northern region as a percentage of the consolidated income from operations before income taxes for the three months ended March 31, 2005 when compared to the three months ended March 31, 2004 as the northern region has a higher relative state tax rate than a majority of the states in which the Company operates.

Net Income

Net income for the nine months ended March 31, 2005 increased $4,203,000, or 18.4%, to $27,005,000, compared with $22,802,000 for the nine months ended March 31, 2004. This increase in net income was attributable to an increase in residential revenue earned primarily as a result of the Realen Homes acquisition and favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. The Company believes the primary factors resulting in favorable conditions in the homebuilding industry include: the strong demand for new homes as a result of an increase in immigration and new household formation; historically low interest rates which enhance the affordability of homes; and the limited supply of entitled lots for residential housing due to increased governmental regulation, which increases the value of lots already owned by the Company.

The increase in net income for the nine months ended March 31, 2005 was reduced by approximately $2,558,000 on an after-tax basis due to the additional costs recognized in connection with the deliveries of the acquired Realen Homes and Peachtree Residential Properties inventory, as a result of the fair market value write-up of the acquired inventory and backlog. This was partially offset by the recognition of approximately $765,000 of net income that was previously deferred pending the resolution of outstanding issues associated with one of the Company's closed communities.

Net income for the three months ended March 31, 2005 increased $2,754,000, or 35.2%, to $10,573,000, compared with $7,819,000 for the three months ended March 31, 2004. This increase in net income was attributable to an increase in residential revenue earned primarily as a result of favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. The Company believes the primary factors resulting in favorable conditions in the homebuilding industry include: the strong demand for new homes as a result of an increase in immigration and new household formation; historically low interest rates which enhance the affordability of homes; and the limited supply of entitled lots for residential housing due to increased governmental regulation, which increases the value of lots already owned by the Company.

The increase in net income for the three months ended March 31, 2005 was reduced by approximately $810,000 on an after-tax basis due to the additional costs recognized in connection with the third quarter deliveries of the acquired Realen Homes and Peachtree Residential Properties inventory, as a result of the fair market value write-up of the acquired inventory and backlog.

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

Revolving Credit Facility

At March 31, 2005, the Company had $28,000,000 of borrowing capacity under its secured revolving credit facility discussed below, of which approximately $12,009,000 was available to be drawn based upon the Company's borrowing base. A majority of the Company's debt is variable rate, based on 30-day LIBOR or the prime rate, and therefore, the Company is exposed to market risk in connection with interest rate changes. At March 31, 2005, the 30-day LIBOR and prime rates of interest were 2.86% and 5.75%, respectively.

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

The Revolving Credit Facility replaces the Company's July 28, 2004 Bridge Loan Agreement. On December 22, 2004, the Company used approximately $388,000,000 of funds available under the Revolving Credit Facility to repay substantially all of the outstanding loans of the Company and its wholly-owned subsidiaries from other banks and financial institutions and to acquire the real estate assets of Peachtree Residential Properties in Charlotte, North Carolina. At March 31, 2005, there is $436,000,000 outstanding under the Revolving Credit Facility. In addition, approximately $36,000,000 of letters of credit and other assurances of the availability of funds have been provided under the Revolving Credit facility.

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

In addition, the Revolving Credit Facility contains various financial covenants with respect to the value of land in certain stages of development that may be owned by the Company, a borrower or any subsidiary of the Company and limits the number of units which are not subject to a bona-fide agreement of sale that may be in the inventory of any borrower, the Company or any subsidiary of the Company.

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

         Any material adverse change in the financial condition of a borrower or the Company which causes the lenders, in good faith, to believe that the performance of any of the obligations under the Revolving Credit Facility is impaired or doubtful for any reason; and

         Specified cross defaults.

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

The Company is in compliance with the financial and other covenants of the Revolving Credit Facility.

Acquisitions

On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired the real estate assets ("Peachtree Assets") described below from Peachtree Residential Properties.

The Peachtree Assets include: (a) improved and unimproved real property, (b) rights to acquire real estate under options or agreements, (c) equipment, (d) rights under certain contracts for the sale of homes to be sold and leases for real property, (e) rights to certain tradenames, (f) homes and other improvements under construction as of the closing, (g) certain plans, drawings, specifications, permits and rights under warranties and (h) governmental approvals and books and records associated with, or relating to the foregoing.

The Company paid $29,300,000 in cash, which covers the Peachtree Assets and certain of Seller's liabilities assumed by the Company, less $200,000 to be retained by the Company and applied towards the administration of certain home warranty claims.

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

Cash Flow Statement

Net cash used in operating activities for the nine months ended March 31, 2005 was $195,821,000, compared to net cash used by operating activities for the prior fiscal year period of $52,019,000. The increase in net cash used in operating activities during the nine months ended March 31, 2005 was primarily attributable to the acquisition of undeveloped land and improved building lots that will yield approximately 3,787 building lots with an aggregate purchase price of approximately $177,672,000. Net cash used in investing activities for the nine months ended March 31, 2005 was $57,087,000, compared to $7,046,000 for the prior fiscal year period. This increase was primarily related to the acquisition of Realen Homes on July 28, 2004. Net cash provided by financing activities for the nine months ended March 31, 2005 was $247,578,000, compared to $74,524,000 for the prior fiscal year period. The increase in net cash provided by financing activities is primarily attributable to borrowings under the new credit facility to acquire Realen Homes, Peachtree Residential Properties, and the acquisition of undeveloped land and improved building lots as noted above.

Lot Positions

As of March 31, 2005, the Company owned or controlled approximately 16,119 building lots. Included in the aforementioned lots, the Company had contracted to purchase, or has under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $522,548,000 that are expected to yield approximately 8,427 building lots.

Undeveloped Land Acquisitions

In recent years, the process of acquiring desirable undeveloped land has become extremely competitive, particularly in the northern region, mostly due to the lack of available parcels suitable for development. In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land by forfeiture of its deposit under the agreement. For the nine months ended March 31, 2005, the Company forfeited $30,000 of land deposits related to the cancellation of purchase agreements. Included in the balance sheet captions "Inventory not owned - Variable Interest Entities" and "Land deposits and costs of future development," at March 31, 2005 the Company had $26,184,000 invested in 63 parcels of undeveloped land, of which $14,985,000 is deposits, a portion of which is non-refundable. Overall undeveloped parcels of land under contract have an aggregate purchase price of approximately $395,310,000 and are expected to yield approximately 6,889 building lots.

The Company attempts to further mitigate the risks involved in acquiring undeveloped land by structuring its undeveloped land acquisitions so that the deposits required under the agreements coincide with certain benchmarks in the governmental approval process, thereby limiting the amount at risk. This process allows the Company to periodically review the approval process and make a decision on the viability of developing the acquired parcel based upon expected profitability. In some circumstances the Company may be required to make deposits solely due to the passage of time. This structure still provides the Company an opportunity to periodically review the viability of developing the parcel of land. In addition, the Company primarily structures its agreements to purchase undeveloped land to be contingent upon obtaining all governmental approvals necessary for construction. Under most agreements, the Company secures the responsibility for obtaining the required governmental approvals as the Company believes that it has significant expertise in this area. The Company intends to complete the acquisition of undeveloped land after all governmental approvals are in place. In certain circumstances, however, when all extensions have been exhausted, the Company must make a decision on whether to proceed with the purchase even though all governmental approvals have not yet been received. In these circumstances, the Company performs reasonable due diligence to ascertain the likelihood that the necessary governmental approvals will be granted. At March 31, 2005, the Company owned one parcel that is expected to yield 646 building lots for which preliminary governmental approval for the construction of homes has not been obtained. The $10,876,000 invested in the parcel, of which $9,285,000 pertains to land and $1,591,000 pertains to site improvements, is included in the balance sheet caption "Land deposits and costs of future development," at March 31, 2005.

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

At March 31, 2005, the Company had contracted to purchase or had under option approximately 1,538 improved building lots for an aggregate purchase price of approximately $127,238,000, including $5,743,000 of deposits. There were no deposits forfeited during the nine months ended March 31, 2005 with respect to improved building lots.

The Company expects to utilize primarily the Revolving Credit Facility as described above as well as other existing capital resources, to finance the acquisitions of undeveloped land and improved lots described above. The Company anticipates completing a majority of these acquisitions during the next several years.

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

At March 31, 2005, the Company consolidated eighteen VIEs as a result of its option to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these eighteen VIEs totaling $6,193,000 and incurred additional pre-acquisition costs totaling $1,849,000. The Company's deposits and any costs incurred prior to acquisition of the land or lots, represent the Company's maximum exposure to loss. The fair value of the VIEs inventory will be reported as "Inventory Not Owned - Variable Interest Entities." The Company recorded $87,460,000 in Inventory Not Owned - Variable Interest Entities as of March 31, 2005. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $79,418,000 at March 31, 2005, was reported on the balance sheet as Obligations related to inventory not owned. Creditors, if any, of these VIEs have no recourse against the Company.

The Company will continue to secure land and lots using options. Including the deposits and other costs capitalized in connection with the VIEs above, the Company had total costs incurred to acquire land and lots at March 31, 2005 of approximately $32,036,000, including $20,728,000 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $522,548,000. The maximum exposure to loss is limited to the deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company's principal market risk exposure continues to be interest rate risk. A majority of the Company's debt is variable based on LIBOR or the prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, an increase or decrease in interest rates of 100 basis points will result in a corresponding increase or decrease in cost of sales and interest charges incurred by the Company of approximately $4,300,000 in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered. The Company believes that reasonably possible near-term interest rate changes will not result in a material negative effect on future earnings, fair values or cash flows of the Company. Generally, the Company has been able to recover any increased costs of borrowing through increased selling prices; however, there is no assurance the Company will be able to continue to increase selling prices to cover the effects of any increase in near-term interest rates.

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

Item 4.  Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits.

    (a)  Exhibits.

         10.1 Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on March 10, 2005).

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

                                        ORLEANS HOMEBUILDERS, INC.
                                        (Registrant)

         May 12, 2005                   Michael T. Vesey
                                        ----------------
                                        Michael T. Vesey
                                        President and Chief Operating Officer


         May 12, 2005                   Joseph A. Santangelo
                                        --------------------
                                        Joseph A. Santangelo
                                        Treasurer, Secretary and Chief Financial
                                        Officer

                                  EXHIBIT INDEX

         10.1 Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on March 10, 2005).

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