Form 10-K
period 2005-06-30
ORLEANS HOMEBUILDERS INC
filed 2005-09-09
CIK 38570

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                     For the fiscal year ended June 30, 2005
                                       OR
   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-6830

                           ORLEANS HOMEBUILDERS, INC.
                           (formerly FPA Corporation)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                                                     One Greenwood Square, #101
                                                                         3333 Street Road
           Delaware                        59-0874323                   Bensalem, PA  19020
-------------------------------         ------------------      ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer       (Address of Principal Executive Office)
 incorporation or organization)         Identification No.)


                                 (215) 245-7500
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:


                                                        Name of Each Exchange
      Title of Each Class                               on which Registered
--------------------------------------                ------------------------
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
                               YES X    NO
                                  ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                               YES X    NO
                                  ---     ---

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of December 31, 2004 was $80,946,851.

Number of shares of the registrant's outstanding Common Stock as of August 22, 2005 was 18,521,220 shares (excluding 176,911 shares held in Treasury).

Documents incorporated by reference:
Part III is incorporated by reference to the proxy statement for the annual meeting of Stockholders scheduled to be held in December 2005.

                                TABLE OF CONTENTS
                                     PART I
                                     ------

                                                                                         PAGE
                                                                                         ----
ITEM 1.           Business                                                                  1

ITEM 2.           Properties                                                               13

ITEM 3.           Legal Proceedings                                                        14

ITEM 4.           Submission of Matters to a Vote of Security Holders                      14

                                     PART II
                                     -------

ITEM 5.           Market for Registrant's Common Stock and
                  Related Stockholder Matters                                              14

ITEM 6.           Selected Financial Data                                                  15

ITEM 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                      17

ITEM 7A.          Quantitative and Qualitative Disclosures About
                  Market Risk                                                              51

ITEM 8.           Financial Statements and Supplementary Data                              52

ITEM 9.           Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                                      92

ITEM 9A.          Controls and Procedure                                                   92


ITEM 9B.          Other Information                                                        93

                                    PART III
                                    --------

ITEM 10.          Directors and Executive Officers of Registrant                           94

ITEM 11.          Executive Compensation                                                   94

ITEM 12.          Security Ownership of Certain Beneficial Owners
                  and Management                                                           94

ITEM 13.          Certain Relationships and Related Transactions                           94

ITEM 14.          Principal Accountant Fees and Services                                   94

                                     PART IV
                                     -------

ITEM 15.          Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K                                                      95


ITEM 1.           BUSINESS.
-------           ---------
         GENERAL

Orleans Homebuilders, Inc. and its subsidiaries (collectively, the "Company", "OHB" or "Orleans") primarily develop, build and market high-quality single-family homes, townhouses and condominiums. The Company also operates as a land developer, primarily for its own use. The Company serves a broad customer base, including first time, move-up, luxury, empty nester and active adult homebuyers. During its fiscal year ended June 30, 2005, the Company operated in the following thirteen markets: Southeastern Pennsylvania; Central New Jersey; Southern New Jersey; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Orlando, Palm Coast and Palm Bay, Florida; Orange County, New York; and Chicago, Illinois. In the Company's Charlotte, North Carolina market, it also has operations in adjacent counties in South Carolina. References to a given fiscal year in this Annual Report on Form 10-K are to the fiscal year ended June 30th of that year. For example, the phrases "fiscal 2005" and "2005 fiscal year" refer to the fiscal year ended June 30, 2005. When used in this report, "northern region" refers to the Company's Pennsylvania and New Jersey markets; "southern region" refers to the Company's North Carolina and Virginia markets; "Florida region" refers to the Company's Florida markets; and "midwestern region" refers to the Company's Illinois market.

The Company has been in operation for over 85 years and is a leading homebuilder in the Pennsylvania and New Jersey markets. In October 2000, pursuant to a strategic initiative to target growth in new geographic markets, the Company entered the North Carolina and Virginia markets through the acquisition of Parker & Lancaster Corporation ("PLC"), a privately-held residential homebuilder. In July 2003, the Company entered the Orlando Florida market through its acquisition of Masterpiece Homes, Inc. ("Masterpiece Homes"), an established homebuilder located in Orange City, Florida. In July 2004, the Company entered the Chicago, Illinois market through the acquisition of Realen Homes, L.P. ("Realen Homes"), an established privately-held homebuilder with operations in Southeastern Pennsylvania and Chicago, Illinois. On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired certain real estate assets from Peachtree Residential Properties, LLC and Peachtree Townhome Communities, LLC which were wholly-owned subsidiaries of Peachtree Residential Properties, Inc. (collectively, "Peachtree Residential Properties") at the time of acquisition. Except as specifically indicated, information in this report includes the operations of Masterpiece Homes beginning July 29, 2003 and Realen Homes beginning July 28, 2004 as well as the revenue and expenses associated with the real estate assets acquired from Peachtree Residential Properties. See Note 2 of Notes to Consolidated Financial Statements for further details regarding the acquisitions of PLC, Masterpiece Homes, Realen Homes, and Peachtree Residential Properties.

During fiscal 2005, the Company delivered 2,507 homes, as compared to 1,753 homes delivered during fiscal 2004. Earned revenues from residential property activities increased by 68% during fiscal 2005 to $911,004,000 as compared to $540,745,000 in fiscal 2004. The Company's backlog at June 30, 2005 was $553,237,000, representing 1,406 homes, which was 42% greater than the backlog of $390,827,000, representing 1,119 homes, at June 30, 2004. At June 30, 2005, the Company was selling in 85 communities and owned or controlled approximately 17,100 building lots, as compared to 81 communities and approximately 12,300 owned or controlled building lots at June 30, 2004. With its backlog and lot position, the Company believes it is well positioned to continue its growth.

Jeffrey P. Orleans, Chairman of the Board and Chief Executive Officer of the Company, beneficially owns (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended) approximately 61% of the Company's issued and outstanding shares of common stock, par value $.10 per share ("Common Stock").

The Company makes available free of charge through the Company's website (www.orleanshomes.com) its annual reports on Form 10-K, quarterly reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

HOMEBUILDING
The Company's activities in developing residential communities include the sale of residential properties and, on a limited basis, the sale of land and developed homesites to other builders. The Company occasionally participates in joint ventures in certain of these activities.

NORTHERN REGION. The Company's northern region is comprised of its Southeastern Pennsylvania, Central New Jersey, Southern New Jersey, and New York markets. The Company conducts business in the northern region under the Orleans Homebuilders brand name. In the northern region, the Company currently builds homes predominantly targeted toward move-up, luxury, empty nester and active adult homebuyers with an average regional home sales price of $468,000 in backlog as of June 30, 2005. During fiscal 2005, the Company delivered 852 homes in the northern region, generating $385 million or 42.2% of its residential revenue. During fiscal 2004, the Company delivered 669 homes in the northern region, generating $275 million, or 50.8% of its residential revenue.

SOUTHERN REGION. The Company's southern region is comprised of its Richmond and Tidewater, Virginia and Charlotte, Raleigh and Greensboro, North Carolina markets. The Company entered these markets in October 2000 through its acquisition of PLC and conducts business in these markets under the Parker & Orleans Homebuilders brand name. The Company in the southern region currently builds homes predominantly targeted toward the move-up homebuyer with an average regional home sales price of $424,000 in backlog as of June 30, 2005. During fiscal 2005, the Company delivered 827 homes in the southern region, generating $304 million, or 33.4% of its residential revenue. During fiscal 2004, the Company delivered 651 homes in the southern region, generating $205 million or 37.9% of its residential revenue.

FLORIDA REGION. In its Florida region, the Company has operations in the Orlando and Palm Coast and Palm Bay markets. The Company entered the Florida region through its acquisition of Masterpiece Homes in July 2003. The Company conducts business in this region under the Masterpiece Homes brand name. The Company in the Florida region currently builds homes predominantly targeted toward the first-time homebuyer with an average regional home sales price of $240,000 in backlog as of June 30, 2005. During fiscal 2005, the Company delivered 456 homes in the Florida region, generating $82 million, or 9.0% of its residential revenue. During fiscal 2004, the Company delivered 433 homes in the Florida region, generating $61 million or 11.3% of its residential revenue.

MIDWESTERN REGION. In its midwestern region, the Company has operations in the Chicago area. The Company entered this market through its acquisition of Realen Homes in July 2004. The Company conducts business in this region under the Realen Homes brand name. The Company in the midwestern region currently builds homes predominantly targeted toward the move-up homebuyer with an average regional home sales price of $419,000 in backlog as of June 30, 2005. For fiscal 2005, in the midwestern region the Company delivered 372 homes, generating $140 million, or 15.4% of its residential revenue.

The following tables set forth certain information with respect to our residential communities and residential revenues by region and type of home. For additional financial information, including information relating to the Company's profits, see Item 7 and Item 8 in this annual report.

                   RESIDENTIAL COMMUNITIES AS OF JUNE 30, 2005

                         NUMBER
                           OF                                        BACKLOG      NUMBER OF HOMES   AVERAGE SALES
       REGION         COMMUNITIES         HOME PRICE RANGE         IN THOUSANDS     IN BACKLOG    PRICE IN BACKLOG
       ------         -----------         ----------------         ------------   --------------- -----------------
 Northern                    27      $   256,000  - $ 914,000            $ 250,521            535  $  468,000
 Southern                    46          124,000  -   725,000              158,291            373     424,000
 Florida                      6          145,000  -   332,000               86,202            359     240,000
 Midwestern                   6          180,000  -   459,000               58,223            139     419,000
                            ---                                          ---------          -----
 Total                       85                                          $ 553,237          1,406
                            ===                                          =========          =====


     RESIDENTIAL REVENUE BY TYPE OF HOME FOR THE FISCAL YEAR ENDED JUNE 30:
                                 (IN THOUSANDS)

                                                                    FISCAL YEAR ENDED JUNE 30,
                                              2005                             2004                             2003
                                     ---------------------------      --------------------------     ----------------------------
                                     RESIDENTIAL      PERCENT OF       RESIDENTIAL    PERCENT OF      RESIDENTIAL      PERCENT OF
                                       REVENUE          REVENUE          REVENUE        REVENUE         REVENUE          REVENUE
                                     -----------      ----------       -----------    -----------     -----------      -----------
TYPE OF HOME
Single family                         $ 753,267             83%        $ 448,818             83%       $ 287, 963             75%
Townhouses                              145,420             16%           81,112             15%           70,764             19%
Condominiums                             12,317              1%           10,815              2%           23,843              6%
                                     ----------        --------      -----------       ---------      -----------       ---------
Total                                 $ 911,004            100%        $ 540,745            100%        $ 382,570            100%
                                     ==========        ========      ===========       =========      ===========       =========

The following table sets forth certain details as to residential sales activity. The information provided is for the fiscal years ended June 30, 2005, 2004 and 2003 in the case of revenues earned and new orders, and as of June 30, 2005, 2004 and 2003 in the case of backlog. The Company classifies a sales contract or potential sale as a new order for backlog purposes at the time a homebuyer executes a contract to purchase a home from the Company.

                                                                        YEAR ENDED JUNE 30,
                                                     -----------------------------------------------------------
                                                                 (IN THOUSANDS, EXCEPT HOMES DATA)
                                                     -----------------------------------------------------------
NORTHERN REGION                                            2005              2004                      2003
NEW JERSEY AND PENNSYLVANIA (1)                      -----------------------------------------------------------
Residential revenue                                     $ 384,645          $ 274,606                $ 247,035
   Homes                                                      852                669                      766
   Average Price                                        $     451          $     410                $     323
New Orders                                              $ 352,347          $ 294,384                $ 286,345
   Homes                                                      727                670                      761
   Average Price                                        $     485          $     439                $     376
Backlog                                                 $ 250,521          $ 209,712                $ 189,934
   Homes                                                      535                463                      462
   Average Price                                        $     468          $     453                $     411

SOUTHERN REGION
NORTH CAROLINA, SOUTH CAROLINA AND VIRGINIA (2)
Residential revenue                                     $ 304,132          $ 204,798                $ 135,535
   Homes                                                      827                651                      477
   Average Price                                        $     368          $     315                $     284
New Orders                                              $ 306,280          $ 237,232                $ 175,928
   Homes                                                      788                698                      587
   Average Price                                        $     389          $     340                $     300
Backlog                                                 $ 158,291          $ 128,267                $  95,833
   Homes                                                      373                337                      290
   Average Price                                        $     424          $     381                $     330

FLORIDA REGION (3)
Residential revenue                                     $  82,269          $  61,341                        -
   Homes                                                      456                433                        -
   Average Price                                        $     180          $     142                        -
New Orders                                                115,623             72,527                        -
   Homes                                                      496                454                        -
   Average Price                                        $     233          $     160                        -
Backlog                                                 $  86,202          $  52,848                        -
   Homes                                                      359                319                        -
   Average Price                                        $     240          $     166                        -


MIDWESTERN REGION (4)
Residential revenue                                     $ 139,958                  -                        -
   Homes                                                      372                  -                        -
   Average Price                                        $     376                  -                        -
New Orders                                              $ 100,503                  -                        -
   Homes                                                      245                  -                        -
   Average Price                                        $     410                  -                        -
Backlog                                                 $  58,223                  -                        -
   Homes                                                      139                  -                        -
   Average Price                                        $     419                  -                        -


COMBINED REGIONS
Residential revenue                                     $ 911,004             $ 540,745                $ 382,570
   Homes                                                    2,507                 1,753                    1,243
   Average Price                                        $     363             $     308                $     308
New Orders                                              $ 874,753             $ 604,143                $ 462,273
   Homes                                                    2,256                 1,822                    1,348
   Average Price                                        $     388             $     332                $     343
Backlog                                                 $ 553,237             $ 390,827                $ 285,767
   Homes                                                    1,406                 1,119                      752
   Average Price                                        $     393             $     349                $     380

     (1) For fiscal 2005, information on residential revenue and new orders includes the acquired operations of Realen Homes' Southeastern Pennsylvania region from the date of acquisition, July 28, 2004, through June 30, 2005.

     (2) For fiscal 2005, information on residential revenue and new orders includes amounts acquired from Peachtree Residential Properties for the period beginning December 23, 2004, the date the Company acquired the assets, through June 30, 2005.

     (3) Information on residential revenue and new orders is for the period beginning July 28, 2003, the date the Company entered this region through its acquisition of Masterpiece Homes.

     (4) For fiscal 2005, information on residential revenue and new orders is for the period beginning July 28, 2004, the date the Company entered this region through its acquisition of Realen Homes.

CONSTRUCTION
The Company historically has designed its own homes with the assistance of unaffiliated architectural firms as well as supervised the development and building of its communities. When the Company constructs homes, it acts as a general contractor and employs subcontractors at specified prices for the installation of site improvements and construction of its residential homes. The Company's agreements with subcontractors provide for a fixed price for work performed or materials supplied.

A large majority of the Company's single-family detached homes are constructed after contracts are signed and mortgage approval has been obtained. The Company generally begins construction of condominium and townhouse buildings after it has obtained customer commitments for at least 50% of the homes in that building. Depending on the market conditions and the specific community, the Company may also build speculative homes. Most of these speculative homes are sold while under construction. The Company monitors its speculative inventory to achieve an adequate return on investment. The Company does not manufacture any of the materials or other items used in the development of its communities, nor does it maintain substantial inventories of materials. The Company has not experienced significant delays in obtaining materials needed to date and has long-standing relationships with many of its major suppliers and contractors. None of the Company's suppliers accounted for more than 10% of its total purchases in fiscal 2005. Hurricane Katrina and the resulting gas price increases may have an adverse impact on the economy and the availability of labor and materials, which could result in higher construction costs or delays in obtaining materials. The Company does not operate in the areas affected by Hurricane Katrina.

PURCHASING AND BUDGETING
The Company has established relationships with a number of vendors and suppliers in each of its markets. The Company believes these relationships reduce its exposure to any market shortages of labor or materials. The Company has negotiated price arrangements that it believes are favorable to it with both national and regional suppliers to purchase items such as lumber, appliances, plumbing fixtures, floor coverings and other high-quality equipment and materials. The Company has established budgets for all of its home designs and offered options. These budgets are modified and adjusted by local division management to reflect the specifications needed to meet market demands and local cost variances.

SALES AND MARKETING
The Company markets its homes to various homebuyer segments according to the specific needs of each market. The Company advertises extensively using newspapers, industry publications, direct mail, radio, billboards and its own brochures. The Company has developed and maintains its websites, www.orleanshomes.com, www.parkerorleans.com and www.masterpiecehomesflorida.com, to provide prospective homebuyers with information regarding its communities, available home designs and price ranges, as well as a multimedia gallery offering panoramic video tours and streaming video presentations of some of its homes.

The Company typically utilizes furnished models merchandised by professional decorators, which are located in its communities to help sell its homes. The Company prefers to staff these models with its own sales professionals to assist prospective homebuyers with home selection and financing decisions. Sales professionals are compensated on a commissioned basis and are trained extensively in selling techniques, construction and home financing programs. When market conditions warrant, the Company utilizes designated real estate sales brokers who are typically paid on a commission basis. A significant portion of the Company's sales are generated in cooperation with outside brokers. Accordingly, the Company sponsors a variety of programs and events to increase awareness and provide incentives to the brokerage community to promote and sell its homes. The Company also offers a preferred buyer program, which provides its homebuyers in certain of its markets with a discount to be used toward the future purchase of one of its homes.

In addition to a wide range of home designs, the Company provides its buyers with the ability to personalize their homes through an extensive home customization program. In most markets, the Company facilitates this process with the use of design centers, which provide a centralized and professionally merchandised presentation of the various options and features available in its homes. Some of the Company's most popular options include kitchen and flooring upgrades and bonus rooms. Homebuyers have the opportunity to work individually with a design consultant to assist them in making their option and upgrade selections. The design consultants are paid a combination of salary and commission. The Company believes the use of design centers increases homebuyer satisfaction, streamlines the option selection process, and ultimately leads to greater profitability.

Sales of the Company's homes are made pursuant to a standard home sale contract, which is modified to comply with jurisdictional requirements. Typically, each contract requires a deposit from the homebuyer, which may vary from three to ten percent of the purchase price, according to product type and market practice. In addition, the home sale contract typically contains a financing contingency. The financing contingency provides homebuyers with the right to cancel in the event they are unable to obtain financing at a prevailing interest rate within a specified time period from the execution of the home sale contract. The contract may also contain other contingencies, such as the sale of the homebuyer's existing home. The Company closely monitors all such contingencies and ensures that all contingencies are resolved prior to closing.

LAND POLICY
The Company acquires land in order to provide an adequate and well-located supply for its residential building operations. The Company's strategy for land acquisition and development is dictated by specific market conditions where it conducts its operations. In general, the Company seeks to minimize the overall risk associated with acquiring undeveloped land by structuring purchase agreements that allow it to control the process of obtaining environmental and other regulatory approvals, but defer the acquisition of the land until the approval process has been substantially completed. In its southern and Florida regions, the Company also acquires improved lots from land developers on a lot takedown basis. Under a typical agreement with a land developer, a minimal number of lots are purchased initially, and the remaining lot takedowns are subject to the terms of an option agreement. In evaluating possible opportunities to acquire land, the Company considers a variety of factors including feasibility of development, proximity to developed areas, population growth patterns, customer preferences, estimated cost of development and availability and cost of financing.

The Company engages in many phases of development activity, including land and site planning, obtaining environmental and other regulatory approvals, and the construction of roads, sewer, water and drainage facilities, recreation facilities and other amenities. The Company believes that its experience entitling and developing lots in the highly regulated Pennsylvania and New Jersey markets for over forty years has given it expertise in all aspects of the site selection, land planning, entitlement and land development processes which can be leveraged across all markets in which the Company operates.

As of June 30, 2005, the Company owned building lots that would yield 7,451 homes. As of June 30, 2005, the Company also had under option land and improved lots for an aggregate purchase price of approximately $596,618,000 that would yield 9,690 homes for a total owned or controlled lot position of 17,141. Generally, the Company structures its land acquisitions so that it has the right to cancel the agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, the agreements are generally contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. As of June 30, 2005, the Company had incurred costs associated with the acquisition and development of these parcels aggregating approximately $36,115,000, including approximately $24,664,000 of paid deposits. Contingent upon the Company obtaining all required regulatory approvals, it anticipates completing a majority of these acquisitions during the next several years. During fiscal 2005, the Company forfeited approximately $289,000 in land deposits and pre-acquisition costs related to the cancellation of contracts to purchase both improved lots and undeveloped land.

The following table sets forth the Company's land positions as of June 30, 2005.

                                                                          LOTS UNDER
                                                                            OPTION          TOTAL LOTS
                                                              LOTS        AGREEMENT         OWNED OR
 REGION                                                       OWNED      (CONTROLLED)       CONTROLLED
 ------                                                       -----      ------------       ----------
 Northern................................................       3,670            4,923             8,593
 Southern................................................       1,870            2,146             4,016
 Florida.................................................         850            2,015             2,865
 Midwestern..............................................       1,061              606             1,667
                                                            ----------  ---------------   ---------------
    Total................................................       7,451            9,690            17,141
                                                            ==========  ===============   ===============

CUSTOMER SERVICE AND QUALITY CONTROL
The Company believes its customer service begins when the home sale contract is executed. The Company's homebuyers are provided with a detailed New Homebuyer Manual, which outlines the entire home construction and delivery process. Homebuyers are provided with up to four orientation sessions conducted at the home. These orientation sessions provide the homebuyer with the opportunity to become familiar with the construction and operation of the home as well as provide the Company with valuable feedback. Immediately prior to delivery of the home, the final orientation is conducted, from which a list of items to address is generated.

After delivery of the home, the Company processes all requests for warranty service through its customer service department. In the event service is required, the Company believes that a timely response is critical. The Company typically schedules its contactors to minimize the inconvenience to the homebuyer and attempts to complete the necessary repairs within 14 days of receipt of a request for warranty service. The Company utilizes a two-step customer survey process to obtain valuable feedback from its customers and to help monitor the level of customer satisfaction at the time of and after delivery of the home.

WARRANTY PROGRAM AND CONSTRUCTION DEFECT CLAIMS
The Company provides all of its homebuyers with a one to two year limited warranty on workmanship and materials and a ten-year limited warranty covering structural items. The extent of the warranties may vary depending on the state in which the Company operates. The Company's contracts with its subcontractors and suppliers generally require them to indemnify the Company for any claims for defective materials or workmanship arising for up to one year from the date of completion of the item, thereby reducing the Company's warranty exposure. Because of increasing insurance costs and an analysis of its claims history, in certain regions the Company now self-insures the first $2 million of each general liability claim. Until February 2004, general liability claims were fully insured, subject to applicable policy limits and exclusions.

COST SHARING ARRANGEMENTS AND JOINT VENTURES
From time to time, the Company has developed and owned communities through joint ventures with other parties. More recently, in the northern region, the Company has partnered with other homebuilders and developers to acquire land and/or to develop or improve common off-site facilities, such as sewer treatment plants. Most of these agreements are established as cost sharing arrangements whereby the homebuilders and developers share in the cost of acquiring the parcel or developing or improving the off-site facility. Determinations by the Company to enter into these agreements have been based upon a number of factors, including the opportunity to limit its financial exposure involved in the acquisition of larger parcels of land and the ability to pool resources with other homebuilders and developers with respect to completion of the regulatory approval process for a particular parcel. Once the approval process is complete and the land has been acquired, each company will typically take ownership of a segment of the parcel and begin its own land development and construction process. In some communities in the southern region, as an alternative to land acquisition financing, the Company has partnered with developers to construct and sell homes on the developers' lots. At the time of settlement, the developers receive a fixed amount for the cost of the lot and a portion of the profits from the sale of the home. The Company will continue to evaluate all opportunities related to cost sharing agreements and joint ventures; however, at the present time, this does not constitute a material portion of the Company's operations. As of June 30, 2005 and historically these have not been significant to the Company's operations.

FINANCIAL SERVICES
As a part of the Company's objective to make the home buying process more convenient and to increase the efficiency of its building cycle, the Company offers mortgage brokerage services to its customers. Through the Company's mortgage brokerage subsidiary, it assists its homebuyers in obtaining financing from unaffiliated lenders. The Company does not fund or service the mortgage loans, nor does it assume any credit or interest rate risk in connection with originating the mortgages. The Company's mortgage operation derives most of its revenue from buyers of its homes, although it also offers its services to existing homeowners refinancing their mortgages, as well as to customers purchasing new homes from one of the Company's competitors.

During fiscal 2005, approximately 33% of the Company's homebuyers utilized the services of its mortgage business. For fiscal 2005, the Company derived less than 1% of its total earned revenues from this business.

EMPLOYEES
As of June 30, 2005, the Company employed 285 executive, administrative and clerical personnel, 246 sales personnel and 318 construction supervisory personnel and laborers, for a total of 849 employees.

The level of construction and sales employees varies throughout the year in relation to the level of activities at the Company's various communities. The Company considers its relations with its employees to be good.

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

In January 1983, the New Jersey Supreme Court rendered a decision known as the "Mount Laurel II" decision, which has the effect of requiring certain municipalities in New Jersey to provide housing for persons of low and moderate income. In order to comply with such requirements, municipalities in New Jersey may require developers, including the Company, in connection with the development of residential communities, to contribute funds or otherwise assist in the achievement of the municipalities' fair share of low or moderate-income housing. To satisfy these requirements, these municipalities generally approve additional lots within the residential communities the Company is developing and require the Company to build low and moderate income housing on those lots. The Company's gross profit on homes built on the lots approved for low and moderate income housing is usually substantially less than the gross profit it recognizes on other homes in those communities. The Company had no residential revenue for low and moderate income housing units in fiscal 2005 and 2004, and residential revenue for low and moderate income housing units totaled approximately $617,000 in fiscal 2003. In addition, the Company contributed $618,000, $398,000 and $200,000 to municipalities in fiscal 2005, fiscal 2004, and fiscal 2003, respectively, in order to satisfy low and moderate income housing requirements for municipalities in which the Company builds. Further, as of June 30, 2005, the Company had commitments with five municipalities in New Jersey for affordable housing contributions totaling approximately $4,055,000 which are payable in installments through June 2010. The affordable housing contributions are expensed through cost of sales when the house is delivered.

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

Despite the Company's past ability to obtain necessary permits and authorizations for the communities the Company builds, more stringent requirements may be imposed on developers and homebuilders in the future. Although the Company cannot determine the effect of such requirements, they could result in time-consuming and expensive compliance programs and substantial expenditures for environmental controls, which could have a material adverse effect on the Company's results of operations. In addition, the continued effectiveness of permits already granted is subject to many factors beyond the Company's control, including changes in policies, rules and regulations and their interpretation and application.

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

SEASONALITY
The sale and construction of homes may be adversely affected by harsh weather conditions in some of the regions in which the Company operates, including hurricanes in our Florida region and snow and ice in our other regions. Residential revenue is typically lowest in our first fiscal quarter and highest in our fourth fiscal quarter. Hurricane Katrina and the resulting gas price increases may have an adverse impact on the economy and the availability of labor and materials, which could result in higher construction costs or delays in obtaining materials. The Company does not operate in the areas affected by Hurricane Katrina.

ITEM 2.     PROPERTIES.
-------     -----------

The Company leases office space for its corporate headquarters at 3333 Street Road, Bensalem, Pennsylvania 19020, consisting of approximately 30,000 square feet. The Company also leases additional office space consisting of approximately 6,300 square feet in Bensalem, Pennsylvania, 8,000 square feet in Mount Laurel, New Jersey, a total of 17,000 square feet in two Virginia locations, a total of 12,000 square feet in three North Carolina locations and a total of 24,000 square feet in five locations in the Florida region for certain centralized support services related to operations in those regions.

In connection with the acquisition of Realen Homes in July of 2004, the Company obtained additional leased office space of 8,800 square feet in Schaumburg, Illinois.

ITEM 3.    LEGAL PROCEEDINGS.
-------    ------------------

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------   ----------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.
-------   ---------------------------------------------------------------------

The principal market on which the Company's Common Stock is traded is the American Stock Exchange, Inc. (Symbol: OHB).

The intra-day high and low sales prices for the Company's common stock as reported by the American Stock Exchange for the periods indicated below are as follows:

FISCAL YEAR ENDED JUNE 30,                         HIGH                         LOW
--------------------------                         ----                         ---
            2005  First Quarter                  $ 22.75                     $ 15.40
                  Second Quarter                   22.75                       17.81
                  Third Quarter                    21.95                       18.13
                  Fourth Quarter                   23.80                       16.50

            2004  First Quarter                 $  12.09                     $  9.60
                  Second Quarter                   35.00                       11.95
                  Third Quarter                    29.08                       19.50
                  Fourth Quarter                   24.10                       14.77


The number of common stockholders of record of the Company as of August 16, 2005 was approximately 200. The Company began making quarterly dividend payments of $.02 a share beginning with the third quarter of fiscal 2005. Previously, the Company had not paid a cash dividend since December 1982. While the Company is currently paying a cash dividend on its common stock, there is no assurance that the Company will do so in the future.

In April 2005, Michael T. Vesey, President and Chief Operating Officer, exercised options to acquire 70,000 shares of the Company's Common Stock. To pay the exercise price, Mr. Vesey used Common Stock he already owned for more than one year. Mr. Vesey attested to ownership of a sufficient number of shares to pay the exercise price and 7,158 shares were withheld from the number of shares of Common Stock issued. Mr. Vesey received the number of shares subject to the options, less the 7,158 shares required to satisfy the option exercise price. The shares of Common Stock used by Mr. Vesey to pay the exercise price were valued at $18.51 each, the closing price of the Company's Common Stock on the American Stock Exchange on the date Mr. Vesey exercised his options.

ITEM 6.  SELECTED FINANCIAL DATA.
-------  ------------------------

The following table sets forth our selected historical consolidated financial data as of and for each of the last five fiscal years ended June 30. The financial data has been derived from our Audited Consolidated Financial Statements and related notes. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this annual report.


                                                                 FISCAL YEAR ENDED JUNE 30,
                                      ---------------------------------------------------------------------------------
                                        2005 (1)         2004(2)           2003              2002           2001(3)
                                      --------------  --------------  ----------------  ----------------  -------------
                                                      (in thousands, except homes and per share data)
 STATEMENT OF EARNINGS DATA:
 Total earned revenues:
Residential properties                    $ 911,004       $ 540,745         $ 382,570         $ 351,060      $ 282,384
Land sales                                      474             787               744                80          1,786
Other income                                  7,752           5,726             5,171             3,516          3,052
                                      --------------  --------------  ----------------  ----------------  -------------

  Total earned revenues                     919,230         547,258           388,485           354,656        287,222
 Cost and expenses:
Residential properties                     (727,006)       (416,967)         (294,066)         (283,593)      (236,129)
Land sales                                     (467)           (907)             (875)             (102)        (1,664)
Other                                        (4,971)         (3,962)           (3,436)           (2,520)        (1,290)
Selling, general and administrative         (95,701)        (62,364)          (44,821)          (39,599)       (30,181)
Interest, net of amounts capitalized           (102)           (336)             (232)             (122)          (425)
                                      --------------  --------------  ----------------  ----------------  -------------

  Total costs and expenses                 (828,247)       (484,536)         (343,430)         (325,936)      (269,689)
 Income from operations before
  income taxes                               90,983          62,722            45,055            28,720         17,533
 Income taxes                               (35,399)        (24,643)          (17,758)          (10,807)        (6,774)
                                      --------------  --------------  ----------------  ----------------  -------------

 Net income                               $  55,584        $ 38,079         $  27,297          $ 17,913       $ 10,759
 Preferred dividends                              -            (104)             (210)             (210)          (210)
                                      --------------  --------------  ----------------  ----------------  -------------
 Net income available for common
  shareholders                             $ 55,584        $ 37,975          $ 27,087          $ 17,703         10,549
                                      ==============  ==============  ================  ================  =============


 Earnings per share:
Basic                                         $3.09           $2.57             $2.18             $1.51          $0.91
Diluted                                        2.96            2.20              1.65              1.09           0.67
 Weighted average common shares outstanding:
Basic                                        17,978          14,784            12,441            11,745         11,552
Diluted                                      18,809          17,336            16,652            16,568         16,246

 SUPPLEMENTAL OPERATING DATA:
 Homes delivered (homes)                      2,507           1,753             1,243             1,322          1,085
 Average sales price per home
  delivered                                    $363            $308              $308              $266           $260
 New sales contracts, net of
  cancellations (homes)                       2,256           1,822             1,348             1,279          1,183
 Backlog at end of period (homes)             1,406           1,119               752               647            623
 Backlog at end of period, contract value  $553,237        $390,827          $285,767          $206,064       $187,098


                                                                AS OF JUNE 30,
                                          -----------------------------------------------------------
                                          2005         2004          2003         2002        2001
                                          ----         ----          ----         ----        ----
                                                            (in thousands)
 BALANCE SHEET DATA:
 Residential properties...........       $190,855      $140,401     $109,895     $112,279    $100,950
 Land and improvements............        398,290       161,265      100,791       82,699      71,739
 Inventory not owned..............         88,252        88,995       18,443           --          --
 Land deposits and costs of future
  developments....................         27,408        23,356       19,978       13,116       9,258
 Total assets.....................        861,540       486,602      290,709      238,499     213,500
 Obligations related to inventory
  not owned.......................         79,585        81,992       17,643           --          --
 Mortgage obligations secured by                        128,773                   113,058     102,605
  real estate.....................        399,030                    106,707
 Notes payable....................          9,400         4,018        2,531        4,974      11,669
 Shareholders' equity.............        231,956       174,905       89,539       61,655      43,820

___________

(1) Includes the operations of Realen Homes for the period subsequent to the July 28, 2004 acquisition date through June 30, 2005.

(2) Includes the operations of Masterpiece Homes for the period subsequent to the July 28, 2003 acquisition date through June 30, 2004.

(3) Includes the operations of Parker & Orleans for the period subsequent to the October 13, 2000 acquisition date through June 30, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

The Company primarily develops, builds and markets high quality single-family homes, townhouses and condominiums. During fiscal 2005, the Company operated in the following thirteen markets: Southeastern Pennsylvania; Central and Southern New Jersey; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Orlando, Palm Coast, and Palm Bay, Florida; Orange County, New York; and Chicago, Illinois.

The Company has been in operations for over 85 years and is a leading homebuilder in the Pennsylvania and New Jersey markets. In each year since 1995, the Company has ranked among the top three homebuilders in the Philadelphia metropolitan area based on the number of new orders. In October 2000, pursuant to a strategic initiative to target growth in new geographic markets, the Company entered the North Carolina and Virginia markets through the acquisition of PLC. The Company's Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina. In July 2003, the Company entered the Orlando, Florida market through the acquisition of Masterpiece Homes. In July

2004, the Company entered the Chicago, Illinois market through the acquisition of Realen Homes, an established homebuilder with its corporate headquarters in Southeastern Pennsylvania. The Southeastern Pennsylvania operations of Realen Homes was merged into the Company's northern region operations. The Chicago Illinois operations of Realen Homes is the Company's midwestern region. In December 2004, the Company also expanded its presence in North Carolina through the acquisition of assets from Peachtree Residential Properties.

Information in this annual report includes the operations of Parker & Orleans only to the extent the information relates to periods after the acquisition of Parker and Lancaster Corporation on October 12, 2000, includes the operations of Masterpiece Homes only to the extent the information relates to periods after the acquisition of Masterpiece Homes on July 28, 2003 and includes the operations of Realen Homes only to the extent the information relates to periods after the acquisition of Realen Homes on July 28, 2004, as well as the revenue and expenses associated with the real estate assets acquired from Peachtree Residential Properties, unless otherwise specifically stated.


RESULTS OF OPERATIONS

The tables included in "Item 1 - Business" summarize the Company's revenues, new orders and backlog data for fiscal 2005 with comparable data for fiscal 2004 and 2003. The Company classifies a sales contract as a new order for backlog purposes at the time a homebuyer executes a contract to purchase a home from the Company.

                    FISCAL YEARS ENDED JUNE 30, 2005 AND 2004
                    -----------------------------------------
ORDERS AND BACKLOG
------------------
New orders for fiscal 2005 increased by $270,610,000 or 44.8%, to $874,753,000 on 2,256 homes, compared to $604,143,000 on 1,822 homes for fiscal 2004. The average price per home of new orders increased by approximately 16.9% to $388,000 for the year ended June 30, 2005 compared to $332,000 for the year ended June 30, 2004. The increase in new order dollars was attributable to the Company's expansion into the midwestern region through the acquisition of Realen Homes, the Company's growth in its southern region through the acquisition of Peachtree Residential Properties communities, and increased customer demand in the regions where the Company operates. The Company believes that customer demand has increased as a result of growing population, fueled in part by immigration. In addition, historically low interest rates have made housing more affordable for lower income households thereby increasing the overall demand for housing. These factors coupled with the limited supply of entitled lots for residential housing in Pennsylvania and New Jersey due to increased government regulations have positively impacted home pricing trends.

The Company's backlog at June 30, 2005 increased by $162,410,000, or 41.6%, to $553,237,000 on 1,406 homes compared to the backlog at June 30, 2004 of $390,827,000 on 1,119 homes. The increase in backlog was attributable to an increase in new orders, the Company's expansion into the midwestern region through its acquisition of Realen Homes on July 28, 2004, and favorable economic conditions for the homebuilding industry in the regions where the Company operates. These favorable economic conditions have resulted in positive home pricing trends and consistent customer demand.

The Company experienced a cancellation rate of 14% for the year ended June 30, 2005, compared to 15% and 11% for the year ended June 30, 2004 and June 30, 2003, respectively. Although cancellations can delay the delivery of homes, they have not had a material impact on deliveries, operations, or liquidity. Homes that are cancelled are generally resold promptly at prices at or above the original sales price. The Company anticipates that substantially all June 30, 2005 backlog will be delivered during fiscal 2006.

NORTHERN REGION:
New orders for the year ended June 30, 2005 increased by $57,963,000 to $352,347,000, or 19.7%, on 727 homes compared to $294,384,000 on 670 homes for the year ended June 30, 2004. The increase was primarily attributable to new orders in the communities acquired in the northern region as part of the Realen Homes acquisition. The new communities acquired in the Realen Homes acquisition accounted for $52,291,000 and 121 homes for the year ended June 30, 2005. The net decline in the number of new orders excluding the Realen Homes acquisition is attributable to the delay in the start of new communities due to increased government regulation in the northern region states in which the Company operates. The increase in new order dollars and the decrease in new home orders is also a result of the Company's efforts to intentionally slow absorption through pricing increases in several new communities to ensure production, pricing and absorption rates are properly balanced to maximize long-term profits.

The average price per home of new orders increased by 10.5% to $485,000 for the year ended June 30, 2005 compared to $439,000 for the year ended June 30, 2004. The Company believes that it has been able to increase sales prices due to the strong demand for new homes resulting from the growing population, fueled in part by immigration, and historically low interest rates which have made housing more affordable. The limited supply of entitled lots for residential housing in Pennsylvania and New Jersey due to increased governmental regulation has also positively impacted home pricing trends.

The Company had 27 active selling communities in the northern region as of June 30, 2005 compared to 19 active selling communities as of June 30, 2004. The increase in the number of active selling communities was primarily attributable to the acquisition of Realen Homes which resulted in the addition of 7 active selling communities in the northern region.

SOUTHERN REGION:
New orders for the year ended June 30, 2005 increased by $69,048,000 to $306,280,000, or 29.1%, on 788 homes compared to $237,232,000 on 698 homes for the year ended June 30, 2004. The increase in new order dollars was primarily attributable to an increase in the average sales price per home for the year ended June 30, 2005 compared to the year ended June 30, 2004 and new orders of $30,281,000 on 70 homes related to the 8 communities acquired from Peachtree Residential Properties.

The average price per home of new orders increased by 14.4% to $389,000 for the year ended June 30, 2005 compared to $340,000 for the year ended June 30, 2004. This increase in the average price per home of new orders is due to price increases in those communities open during the year ended June 30, 2005 when compared with the same communities and products offered for sale in the comparable prior period.

The Company had 46 active selling communities in the southern region as of June 30, 2005 compared to 52 active selling communities as of June 30, 2004. The reduction in the number of communities is due to the Company's trend towards larger communities in order to control fixed selling and marketing costs.

FLORIDA REGION:
In spite of a series of hurricanes that struck the Florida region in September 2004, new orders for the year ended June 30, 2005 increased by $43,096,000 to $115,623,000, or 59.4%, on 496 homes compared to $72,527,000 on 454 homes for the year ended June 30, 2004. The increase in new order dollars was primarily attributable to an increase in the average sales price per home to $233,000 for the year ended June 30, 2005 compared to $160,000 the year ended June 30, 2004. While the hurricanes slowed sales activity in September 2004, they did not result in any substantial physical damage to the Company's property.

The average price per home of new orders increased by 45.6% to $233,000 for the year ended June 30, 2005 compared to $160,000 for the year ended June 30, 2004. This increase in the average price per home in the Florida region is primarily due to the increased demand for new housing in this region.

The Company had 6 active selling communities in the Florida region as of June 30, 2005 compared to 10 active selling communities as of June 30, 2004. Despite the reduction in the number of communities, the Company expects a continued increase in residential revenue and units sold in the Florida region as the Company owns or controls 2,865 lots at June 30, 2005 compared to 1,638 lots at June 30, 2004.

MIDWESTERN REGION:
The Company entered the Midwestern region through the acquisition of Realen Homes on July 28, 2004. For the year ended June 30, 2005, the Midwestern region accounted for $100,503,000 of new orders on 245 homes at an average selling price per home of news orders of $410,000.

As of June 30, 2005, the midwestern region had 6 active selling communities.

TOTAL EARNED REVENUES
---------------------
Total earned revenues for fiscal 2005 increased by $371,972,000 to $919,230,000, or 68.0%, compared to $547,258,000 for fiscal 2004. Total earned revenues principally consist of residential revenue, but also include revenues from land sales, interest income, property management fees and mortgage processing income. Revenues from the sale of homes included 2,507 homes totaling $911,004,000 during fiscal 2005, as compared to 1,753 homes totaling $540,745,000 during fiscal 2004. The average selling price per home delivered during the year ended June 30, 2005 increased by approximately 17.9% to $363,000 compared to $308,000 for the year ended June 30, 2004.

NORTHERN REGION:
Residential revenue earned for fiscal 2005 increased by $110,039,000 to $384,645,000, or 40.1%, on 852 homes compared to $274,606,000 on 669 home delivered for fiscal 2004. The increase was primarily attributable to homes delivered in communities acquired in the northern region as part of the Realen Homes acquisition. The new communities acquired in the Realen Homes acquisition accounted for $84,668,000 and 232 homes delivered for fiscal 2005.

Excluding the acquisition of Realen Homes, residential revenue earned increased by $25,371,000 to $299,977,000 while the number of homes delivered decreased by 49 homes to 620 homes for the year ended June 30, 2005 when compared to the year ended June 30, 2004. The increase in residential revenue earned and the decrease in new home deliveries is primarily a result of the mix of new homes delivered. Specifically, single family homes, which typically have a longer building cycle than townhomes and active adult communities, comprised a larger percentage of the total homes delivered in the region during the year ended June 30, 2005 when compared to the year ended June 30, 2004.

The average selling price per home delivered during the year ended June 30, 2005 increased by approximately 10.0% to $451,000 compared to $410,000 for the year ended June 30, 2004. The increase in the average selling price per home delivered is attributable to increases in the average selling price per home of new orders in fiscal 2005 resulting from sales price increases as well as the product mix of homes delivered. Specifically, single family homes, which typically have higher average sales prices than townhomes and condominiums, comprised a larger percentage of the total number of homes delivered in the region during the year ended June 30, 2005 when compared to the year ended June 30, 2004.

SOUTHERN REGION:
Residential revenue earned for fiscal 2005 increased by $99,334,000 to $304,132,000, or 48.5%, on 827 homes compared to $204,798,000 on 651 home delivered for fiscal 2004. The increase was primarily attributable to homes delivered in communities acquired in the southern region as part of the Peachtree Residential Properties acquisition. The new communities acquired in the Peachtree Residential Properties acquisition accounted for $37,466,000 and 97 homes delivered for fiscal 2005.

The average selling price per home delivered during the year ended June 30, 2005 increased by approximately 16.8% to $368,000 compared to $315,000 for the year ended June 30, 2004. The increase in the average selling price per home delivered contributed to the increase in residential revenue earned described above. The increase in the average selling price per home delivered is attributable to increases in the sales prices coupled with an increase in revenue attributable to customer selected options, such as bonus rooms and flooring upgrades, for the year ended June 30, 2005 compared to the year ended June 30, 2004. In addition, a change in the product mix of homes delivered during the year ended June 30, 2005 contributed to the increase in the average price per home delivered. Specifically, the Company delivered a larger percentage of luxury and move-up homes during the year ended June 30, 2005 than during the year ended June 30, 2004.

FLORIDA REGION:
In spite of a series of hurricanes that struck the Florida region in September 2004, residential revenue earned for fiscal 2005 increased by $20,928,000 to $82,269,000, or 34.1%, on 456 homes compared to $61,341,000 on 433 homes delivered for fiscal 2004. The increase was primarily attributable to a 26.8% increase in the average selling price per home to $180,000 for the year ended June 30, 2005 compared to the $142,000 for the year ended June 30, 2004. In addition, the Florida region' s results of operations were included in the Company's results of operations for the entire twelve month period ended June 30, 2005 compared to the comparable prior year period wherein the company acquired Masterpiece Homes and entered the Florida region on July 28, 2003. The Company did not experience any significant construction delays as a result of the hurricanes that struck Florida.

The increase in the average selling price per home delivered is attributable to the demand for new housing and a change in the product mix towards more homes for move-up buyers.

MIDWESTERN REGION:
The Company entered the Midwestern region through the acquisition of Realen Homes on July 28, 2004. For fiscal 2005, the Midwestern region accounted for $139,958,000 in residential revenue earned on 372 homes at an average selling price per home delivered of $376,000.

OTHER INCOME
------------
Other income consists primarily of property management fees and mortgage processing income. Other income for fiscal 2005 increased $2,026,000 to $7,752,000, or 35.4% compared to $5,726,000 for fiscal 2004. The increase in other income for fiscal 2005 as compared to fiscal 2004 is primarily due to increased mortgage processing revenue as a result of the increase in residential property revenue of the Company.

COSTS AND EXPENSES
------------------
Costs and expenses for fiscal 2005 increased $343,711,000 to $828,247,000, or 70.9%, compared with fiscal 2004. The cost of residential properties for fiscal 2005 increased by $310,039,000 to $727,006,000, or 74.4%, when compared with fiscal 2004. The increase in cost of residential properties was primarily attributable to the increased residential revenue in the Company's northern, southern, midwestern, and Florida regions as noted above as well as the increase in residential revenue resulting from the Company's acquisition of Realen Homes and certain assets of Peachtree Residential Properties.

Interest expense included in costs and expenses for residential properties and land sold for the twelve months ended June 30, 2005 and June 30, 2004 was $13,210,000 and $7,597,000, respectively. The increase in the interest included in the costs and expenses of residential properties and land sold is attributable to increased debt levels and higher interest rates associated with the acquisition of Realen Homes and assets from Peachtree Residential Properties, land acquisitions, and the general growth of the Company. The interest incurred during the construction periods is capitalized to inventory and then expensed to the cost of residential properties in the period in which the home settles.

The Company's consolidated gross profit margin for fiscal 2005 decreased by 2.7% to 20.2% compared to 22.9% for fiscal 2004. The decrease in the consolidated gross profit margin for fiscal 2005 was primarily attributable to a shift in the geographic mix of homes delivered and the impact of purchase accounting. The northern region, which has significantly higher gross profit margins than the southern, midwestern and Florida regions, comprised a smaller percentage of the consolidated residential properties revenue in fiscal 2005 than in fiscal 2004. As a result of the application of purchase accounting under SFAS No. 141 "Business Combinations", the gross profit margin is affected when the acquired Realen Homes and Peachtree Residential Properties inventory is delivered because the value of the acquired inventory was increased to its fair market value at the time of acquisition which includes builder profit for work already completed. The additional costs recognized in connection with the deliveries of the acquired Realen Homes inventory as a result of the fair value write-up of the acquired inventory was approximately $3,887,000 for the twelve months ended June 30, 2005. The additional costs recognized in connection with the amortization of the intangible value of the acquired Realen Homes backlog delivered during the twelve months ended June 30, 2005 was approximately $494,000. The additional costs recognized in connection with the deliveries of the acquired Peachtree inventory as a result of the fair value write-up of the acquired inventory was approximately $987,000 for the twelve months ended June 30, 2005. It is anticipated that margins will increase in future periods in communities acquired from Realen Homes and Peachtree Residential Properties as the Company repositions products.

The Company sells a variety of home types in various communities and regions, each yielding a different gross profit margin. As a result, depending on the mix of both communities and of home types delivered, the consolidated gross profit margin may fluctuate up or down on a periodic basis and period profit margins may not be representative of the consolidated gross profit margin for the year.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES
------------------------------------------

For fiscal 2005, selling, general and administrative expenses increased by $33,337,000 to $95,701,000, or 53.5%, when compared with fiscal 2004. The increase in selling, general and administrative expenses was due in part to an increase in sales commissions and incentive compensation of approximately $15,100,000 attributable to the Company's growth in residential revenue and profit. Additionally, the Company incurred approximately $9,100,000 in fixed selling, general and administrative expenses resulting from the Company's expansion in the northern region and its expansion into the midwestern region through the acquisition of Realen Homes on July 28, 2004. In addition, salaries grew approximately $5,600,000 due to increased headcount related to the Company's growth exclusive of the Realen acquisition. Finally, selling, general and administrative expenses grew due to increased professional fees necessary to support general corporate matters, the Company's expansion into new regions, and its Sarbanes-Oxley compliance efforts. The expansion in the northern region and Midwestern region as a result of the Realen Homes acquisition added a total of 15 selling communities to the regions. The remaining increase in selling, general and administrative expenses was primarily attributable to increases in payroll, legal, consulting, advertising, and travel expenses in order to support the expansion of the Company into new regions.

The selling, general and administrative expenses as a percentage of residential revenue for fiscal 2005 improved to 10.5% from 11.5% as compared to fiscal 2004. The decrease in selling, general and administrative expenses as a percentage of revenue is due to the Company's ability to capitalize on synergies in its acquisitions and spread its fixed costs over a higher revenue base.

INCOME TAX EXPENSE
------------------
Income tax expense for fiscal 2005 increased by $10,756,000, or 43.6%, to $35,399,000 from $24,643,000 for fiscal 2004. The increase in income tax expense for fiscal 2005 is attributable to an increase in income from operations.

Additionally, income tax expense as a percentage of income from operations before income taxes was 38.9% and 39.3% for fiscal 2005 and fiscal 2004, respectively. The slight decrease in the effective tax rate is due primarily to the Company's fiscal 2005 growth in Florida and the southern region, which have lower state tax rates than the other states in which the Company operates.

NET INCOME
----------
Net income for fiscal 2005 increased by $17,505,000, or 46.0%, to $55,584,000, compared with $38,079,000 for fiscal 2004. This increase in net income is attributable to an increase in residential property revenue primarily as a result of the Realen Homes and Peachtree Residential Properties acquisitions and favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. The Company believes the primary factors resulting in favorable conditions in the homebuilding industry include: the strong demand for new homes as a result of an increase in immigration and new household formation; historically low interest rates which enhance the affordability of homes and increase the ability of the customer to spend more on options; and the limited supply of entitled lots for residential housing due to increased governmental regulation, which increases the value of lots already owned by the Company.

The increase in net income for the twelve months ended June 30, 2005 was reduced by approximately $3,247,000 on an after tax basis due to the additional costs recognized in connection with the deliveries of the Realen Homes and Peachtree Residential Properties inventory, as a result of the fair market write-up of the acquired inventory and backlog. This was partially offset by the recognition of approximately $765,000 of net income that was previously deferred pending the resolution of outstanding issues associated with one of the Company's closed communities.

Costs incurred in fiscal 2005 resulting from the acquisition of Masterpiece Homes included the following items: the amortized portion of the fair market value of the stock options granted to Robert Fitzsimmons, President of Masterpiece Homes; contingent payments to Mr. Fitzsimmons representing 25% of the pre-tax profits of Masterpiece Homes; and deferred payments to Mr. Fitzsimmons that are contingent upon his continued employment with the Company. The costs described above reduced the Company's consolidated net income for fiscal 2005 by $1,251,000 and are included in selling, general, and administrative expenses in the Company's Consolidated Statement of Operations.

                    FISCAL YEARS ENDED JUNE 30, 2004 AND 2003
                    -----------------------------------------
ORDERS AND BACKLOG
------------------
New orders for fiscal 2004 increased by $141,870,000, or 30.7%, to $604,143,000 on 1,822 homes, compared to $462,273,000 on 1,348 homes for fiscal 2003. The increase in new order dollars was attributable to the Company's expansion into the Florida region through the acquisition of Masterpiece Homes which contributed $72,527,000 to the increase in new orders. In addition, new orders increased in the northern and southern regions by $8,039,000, or 2.8%, and $61,304,000, or 34.8%, respectively, when compared to fiscal 2003. The average price per home of new orders remains strong with increases in the northern region and southern regions of approximately 17% and 13%, respectively, compared with fiscal 2003. The increase in the average price per home of new orders on a regional basis was due to the Company's mix of product offerings and price increases in the northern and southern regions in those communities open during fiscal 2004 when compared with the same communities and products offered for sale in fiscal 2003. The Company believes sales price increases are due to the strong demand for new homes as a result of the growing population, fueled in part by immigration. In addition, historically low interest rates have made housing more affordable for lower income households thereby increasing the overall demand for housing. These factors coupled with the limited supply of entitled lots for residential housing in Pennsylvania and New Jersey due to increased governmental regulations, has positively impacted home pricing trends.

Overall, the number of new orders for fiscal 2004 increased to 1,822 from 1,348 homes for fiscal 2003, an increase of 474 homes, or 35.2%. In the northern region, the number of new orders for fiscal 2004 decreased to 670 homes from 761 homes in the prior fiscal year, in part, due to delays in the opening of new communities as a result of increasingly restrictive regulations and moratoriums by governments which the Company believes is due to the intensity of development in recent years. Additionally, the Company intentionally slowed absorption in several northern region new communities to ensure production, pricing and absorption rates were properly balanced. In the southern region, the number of new orders for fiscal 2004 increased to 698 homes from 587 homes for fiscal 2003 as the Company continues to expand organically in this region. Further, the Company's expansion into Florida through the acquisition of Masterpiece Homes accounted for 454 new home orders for fiscal 2004.

The Company's backlog at June 30, 2004 increased by $105,060,000, or 36.8%, to $390,827,000 on 1,119 homes compared to the backlog at June 30, 2003 of $285,767,000 on 752 homes. The increase in backlog was attributable to an increase in new orders, the Company's expansion into the Florida region through its acquisition of Masterpiece Homes on July 28, 2003 and favorable economic conditions for the homebuilding industry in the regions where the Company operates. These favorable economic conditions have resulted in positive home pricing trends and consistent customer demand.

TOTAL EARNED REVENUES
---------------------
Total earned revenues for fiscal 2004 increased by $158,773,000 to $547,258,000, or 40.9%, compared to $388,485,000 for fiscal 2003. Total earned revenues principally consist of residential revenue, but also include revenues from land sales, interest income, property management fees and mortgage processing income. Revenues from the sale of homes included 1,753 homes totaling $540,745,000 during fiscal 2004, as compared to 1,243 homes totaling $382,570,000 during fiscal 2003. The increase in residential revenue was attributable to increases in the northern and southern region residential revenue of $27,571,000, or 11.2%, and $69,263,000, or 51.1%, respectively, when compared to fiscal 2003. In addition, the Company's expansion into the Florida region through its acquisition of Masterpiece Homes contributed $61,341,000 to the increase in residential revenue. The average price per home delivered remains strong with increases in the northern region and southern region of 27% and 11%, respectively, compared with fiscal 2003. Contributing to the increase in the average price per home for the northern and southern regions was an increase in revenue attributable to customer-selected options, such as bonus rooms and flooring upgrades, for fiscal 2004 when compared to fiscal 2003.

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

COSTS AND EXPENSES
------------------
Costs and expenses for fiscal 2004 increased by $141,106,000 to $484,536,000, or 41.1%, compared with fiscal 2003. The cost of residential properties for fiscal 2004 increased $122,901,000 to $416,967,000, or 41.8%, when compared with fiscal 2003. The increase in cost of residential properties was primarily attributable to the increased residential properties revenue in the southern and Florida regions noted above. The consolidated gross profit margin for fiscal 2004 decreased 0.2% to 22.9% compared to 23.1% for fiscal 2003. The decrease in the consolidated gross profit margin for fiscal 2004 was primarily attributable to a shift in the mix of residential properties revenue by region as a percentage of the consolidated residential properties revenue when compared to fiscal 2003. The northern region, which has significantly higher gross profit margins than the southern and Florida regions, comprised a smaller percentage of the consolidated residential properties revenue in fiscal 2004 than in fiscal 2003. While the shift in the mix of residential properties revenue by region resulted in a decrease in the consolidated gross profit margin for fiscal 2004, the gross profit margins increased in the northern and southern regions for fiscal 2004 when compared to fiscal 2003. Increased gross profit margins in the northern and southern regions were attributable to the average selling price per home increasing at a greater rate than the average cost per home. Increased costs of land, insurance and certain building materials, primarily lumber, have been outpaced by an increase in the average selling price per home and a decrease in the cost of borrowing thereby positively impacting gross profit margins. The Company sells a variety of home types in various communities and regions, each yielding a different gross profit margin. As a result, depending on the mix of both communities and of home types delivered, the consolidated gross profit margin may fluctuate up or down from year to year and a comparison of annual gross profit margins from year-to-year may not be indicative of the results of operations for the year.

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

For fiscal 2004, selling, general and administrative expenses increased by $17,543,000 to $62,364,000, or 39.1%, when compared with fiscal 2003. The increase in selling, general and administrative expenses was due to an increase in Florida region expenses of $6,871,000 due to increased sales volume resulting from the Company's expansion into Florida through its acquisition of Masterpiece Homes on July 28, 2003, and an increase in sales commissions and selling costs in the southern region of approximately $4,960,000 as a result of the Company's continued expansion in this region. The remaining increase in selling, general and administrative expenses was primarily attributable to increases in general and administrative payroll, incentive compensation and travel expenses in the northern and southern regions. The Company has a bonus compensation plan for its executive officers and key employees calculated at a predetermined percentage of certain of its consolidated pretax earnings. In addition, certain employees not participating in the bonus compensation plan are awarded bonuses at the discretion of the Company's senior management.

The selling, general and administrative expenses as a percentage of residential revenue for fiscal 2004 improved to 11.5% from 11.7% as compared to fiscal 2003.

INCOME TAX EXPENSE
------------------
Income tax expense for fiscal 2004 increased by $6,885,000, or 38.8%, to $24,643,000 from $17,758,000 for fiscal 2003. The increase in income tax expense for fiscal 2004 is attributable to an increase in income from operations.

Additionally, income tax expense as a percentage of income from operations before income taxes was 39.3% and 39.4% for fiscal 2004 and fiscal 2003, respectively. The slight decrease in the effective tax rate is due to the Company's fiscal 2004 entry into Florida, which has a lower state tax rate than the other states in which the Company operates.

NET INCOME
----------
Net income for fiscal 2004 increased by $10,782,000, or 39.5%, to $38,079,000, compared with $27,297,000 for fiscal 2003. This increase in net income is attributable to an increase in residential property revenue primarily as a result of favorable conditions in the homebuilding industry, resulting in strong customer demand and positive home pricing trends. The Company believes the primary factors resulting in favorable conditions in the homebuilding industry include: the strong demand for new homes as a result of an increase in immigration and new household formation; historically low interest rates which enhance the affordability of homes and increase the ability of the customer to spend more on options; and the limited supply of entitled lots for residential housing due to increased governmental regulation, which increases the value of lots already owned by the Company. In addition, the Company's expansion into Florida through its acquisition of Masterpiece Homes on July 28, 2003 also contributed to the increase in net income.

Costs incurred in fiscal 2004 resulting from the acquisition of Masterpiece Homes included the following items: the amortized portion of the fair market value of the stock options granted to Robert Fitzsimmons; contingent payments to Robert Fitzsimmons representing 25% of the pre-tax profits of Masterpiece Homes since December 31, 2003; an inventory write-up to record the fair market value of the inventory acquired from Masterpiece Homes; and deferred payments to Robert Fitzsimmons that are contingent upon his continued employment with the Company. The costs described above, reduced the Company's consolidated net income for fiscal 2004 by $1,147,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
On an ongoing basis, the Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various debt and equity financings. Most of the Company's borrowings are secured. The Company believes that funds generated from operations and financial commitments from available lenders will provide sufficient capital for the Company to meet its existing operating needs.


REVOLVING CREDIT FACILITY
-------------------------

At June 30, 2005, the Company had $66,100,000 of borrowing capacity under its secured revolving credit facility discussed below, of which approximately $22,500,000 was available to be drawn based upon the Company's borrowing base after repayment of $29,000,000 made within one week subsequent to year end. A majority of the Company's debt is variable rate, based on 30-day LIBOR or the prime rate, and therefore, the Company is exposed to market risk in connection with interest rate changes. At June 30, 2005, the 30-day LIBOR and prime rates of interest were 3.34% and 6.25%, respectively.

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc. as guarantor, entered into a Revolving Credit and Loan Agreement (the "Revolving Credit Agreement") for a $500 Million Senior Secured Revolving Credit and Letter of Credit Facility (the "Revolving Credit Facility") with various banks as lenders. Under and subject to the terms of the Revolving Credit Facility, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for investment in joint ventures, for working capital and for such other appropriate purposes as may be approved by the lenders. Capitalized terms used below and not otherwise defined have the meanings set forth in the Revolving Credit Agreement.

The Revolving Credit Facility replaces the Company's July 28, 2004 Bridge Loan Agreement with Wachovia Bank N.A. discussed below. On December 22, 2004, the Company used approximately $388,000,000 of funds available under the Revolving Credit Facility to repay substantially all of the outstanding loans of the Company and its wholly-owned subsidiaries from other banks and financial institutions and to acquire the real estate assets of Peachtree Residential Properties in Charlotte, North Carolina. At June 30, 2005, there was $394,000,000 outstanding under the Revolving Credit Facility. In addition, approximately $40,000,000 of letters of credit and other assurances of the availability of funds have been provided under the Revolving Credit facility.

The Revolving Credit Facility has an initial three-year term and borrowings and advances bear interest on a per annum basis equal to LIBOR Market Index Rate plus a non-default variable spread ranging from 175 basis points to 237.5 basis points, depending upon the Company's leverage ratio. The Revolving Credit Facility may be extended for an additional one year period with the approval of the lenders and the payment of an extension fee. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. At June 30, 2005, the interest rate was 5.72% which includes the 237.5 basis point spread.

The total amount of loans and advances outstanding at any time under the Revolving Credit Facility may not exceed the lesser of the then-current Borrowing Base Availability or the Revolving Sublimit as defined in the Revolving Credit Facility. The Revolving Sublimit initially is $500,000,000, but under certain circumstances may be increased to up to $650,000,000. The Borrowing Base Availability is based on the lesser of the appraised value or cost of real estate owned by the Company that has been admitted to the borrowing base. Various conditions must be satisfied in order for real estate to be admitted to the borrowing base, including that a mortgage in favor of lenders has been delivered to the agent for lenders and that all governmental approvals necessary to begin development of for-sale residential housing, other than building permits and certain other permits borrower in good faith believes will be issued within 120 days, have been obtained. Depending on the stage of development of the real estate, the loan to value or loan to cost advance rate ranges from 50% to 90% of the appraised value or cost of the real estate.

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

The Revolving Credit Facility also contains various financial covenants. Among other things, the financial covenants require that:

         As of the last day of each fiscal quarter, the ratio of the Company's Adjusted EBITDA to Debt Service for the prior four fiscal quarters be not less than 2.25:1;

         The Company maintain a minimum Consolidated Adjusted Tangible Net Worth equal to an amount not less than the sum of (i) $140,000,000 plus (ii) an amount equal to fifty percent (50%) of the net income of the Company earned during each fiscal quarter that ends on or after December 22, 2004 plus (iii) all of the net proceeds of equity securities issued by the Company or any of its subsidiaries after December 22, 2004;

         As of the last day of each fiscal quarter that ends on or before June 30, 2006, the Company's Leverage Ratio not exceed 3.25:1;

         As of the last day of each fiscal quarter that ends after June 30, 2006, the Company's Leverage Ratio not exceed 3.00:1; and

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

ACQUISITIONS
------------

On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired, through a wholly-owned subsidiary, the real estate assets described below (the "Assets") from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which at the time of acquisition were wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, "Peachtree Residential Properties").

The Assets include: (a) improved and unimproved real property, (b) rights to acquire real estate under options or purchase agreements, (c) equipment, (d) rights under certain contracts for the sale of homes to be sold and leases for real property, (e) rights to certain tradenames and other intangibles, including contract backlog, (f) homes and other improvements under construction as of the closing, (g) certain plans, drawings, specifications, permits and rights under warranties and (h) governmental approvals and books and records associated with, or relating to the foregoing.

The Company paid $29,300,000 in cash, to acquire the Assets and certain of the liabilities of Peachtree Residential Properties assumed by the Company, less $200,000 to be retained by the Company and applied towards the administration of certain home warranty claims on homes previously sold by Peachtree.

On July 28, 2004, pursuant to a Purchase Agreement (the "Purchase Agreement") of the same date, the Company completed its acquisition of all of the issued and outstanding partnership interests in Realen Homes, a Pennsylvania limited partnership, from Realen General Partner, LLC, a Pennsylvania limited liability company, and DB Homes Venture L.P., a Pennsylvania limited partnership. The

Company acquired the limited partner's interest in Realen Homes and a subsidiary of the Company, RHGP LLC, acquired the general partner's interest and serves as the general partner of Realen Homes.

In accordance with the Purchase Agreement, the consideration paid by the Company consisted of: (i) $53,348,000 in cash delivered at closing, (ii) a promissory note of the Company in the aggregate principal amount of $5,000,000, payable over a period of up to two years, with an interest rate of 3% per year and (iii) a warranty holdback of $1,500,000 retained by the Company to be applied toward the administration of any warranty claims made against Realen Homes in excess of certain predetermined amounts. The purchase price was determined based on Realen Homes' book value at June 30, 2004, its management personnel, its profitability, its backlog and its land position. In addition to the consideration described above, the Company incurred approximately $405,000 in professional fees in connection with the acquisition of Realen Homes.

The Company evaluated the $5,000,000 3% note in accordance with Accounting Principles Board Opinion No. 21 "Interest on Receivables and Payables" ("APB 21") and determined that it was a below market rate note. In accordance with APB 21, the Company estimated, based on current market conditions that the Company would likely have been able to obtain similar fixed-rate financing from a third party at approximately 150 basis points higher than the note actually obtained. The Company imputed interest on the note at 4.5% and reduced the carrying value of the note from $5,000,000 to $4,863,000. The discount of $137,000 will be recorded as interest expense over the life of the note.

The Realen Homes acquisition included, subject to specified exceptions, all assets and liabilities of Realen Homes, including land owned or under contract, homes under construction but not sold or sold but not delivered, sales offers and reservations, and model homes and furnishings. The acquired assets were used by Realen Homes in the homebuilding business in Pennsylvania and Illinois. The Company intends to continue to use the acquired assets in the homebuilding business.

The Company accounted for the Realen Homes acquisition as a purchase in accordance with SFAS No. 141, "Business Combinations." The purchase price was allocated to goodwill for $13,327,000 which is defined as the fair value of assets and liabilities acquired in excess of the purchase price and to intangible assets for $500,000. The intangible assets represent the value of the backlog acquired from Realen Homes. The intangible value of the backlog will be amortized into cost of sales as the acquired backlog is delivered. The Company amortized $494,000 of the intangible value of the backlog acquired from Realen Homes in Fiscal 2005.

On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes and entered into an employment agreement with the president of Masterpiece Homes. Masterpiece Homes is an established homebuilder located in Orange City, Florida. The terms of the stock purchase agreement and employment agreement are as follows: (i) $3,900,000 in cash, at closing; and (ii) $2,130,000 payable January 1, 2005, unless prior to that date the president is terminated for cause or terminates his employment without good reason, as defined in the employment agreement; (iii) sale of 30,000 shares of the Company's common stock at $8 per share with a put option at the same price, (iv) stock options to purchase 45,000 shares of the Company's common stock at $10.64 per share vesting equally on December 31, 2004, 2005 and 2006; and (v) contingent payments representing 25% of the pre-tax profits of Masterpiece Homes for the calendar years ended December 31, 2004, 2005 and 2006. The Company also incurred approximately $297,000 in acquisition costs to complete this transaction. The aforementioned costs are considered part of the purchase price of Masterpiece Homes, except for the following items that are considered part of, and contingent upon, the employment agreement: (a) $710,000 of the $2,130,000 which was paid in January 2005; (b) stock options to purchase 45,000 shares of the Company's common stock at $10.64 per share; and (c) contingent payments representing 25% of the pre-tax profits of Masterpiece Homes for the calendar years ended December 31, 2004, 2005 and 2006.

The Company accounted for these transactions in accordance with SFAS No. 141, "Business Combinations," whereby approximately $5,700,000 was considered to be part of the purchase price of the business and the remainder part of employee compensation. That portion related to employee compensation will be charged to expense over the period to which it relates. With respect to the amounts allocated to the purchase, such amounts were allocated to the fair value of assets and liabilities acquired with the excess of approximately $3,007,000 allocated to goodwill.

CASH FLOW STATEMENT
-------------------

Net cash used in operating activities for fiscal 2005 was $114,491,000, compared to net cash used in operating activities for fiscal 2004 of $27,945,000. The increase in net cash used in operating activities of $86,546,000 during fiscal 2005 was primarily attributable to the increased activity in residential properties completed or under construction, site work costs and the acquisition of undeveloped land and improved building lots that will yield approximately 4,704 building lots with an aggregate purchase price of approximately $227,720,000. In addition, restricted cash - due from title company of $28,785,000 contributed to the increase in net cash used in operating activities. This was partially offset by an increase in net income when compared with fiscal 2004. Net cash used in investing activities for fiscal 2005 was $58,254,000, compared to $7,757,000 for fiscal 2004. This increase was primarily related to the acquisition of Realen Homes on July 28, 2004. Net cash provided by financing activities for fiscal 2005 was $202,359,000, compared to net cash provided by financing activities of $59,781,000 for fiscal 2004. The increase in net cash provided by financing activities of $142,578,000 is primarily attributable to an increase in financing to support the increase in real estate held for development as noted above.

LOT POSITIONS
-------------
As of June 30, 2005, the Company owned or controlled approximately 17,141 building lots. Included in the aforementioned lots, the Company had contracted to purchase, or has under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $596,618,000 that are expected to yield approximately 9,690 building lots.

The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance the undeveloped land and improved building lot acquisitions described below. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

UNDEVELOPED LAND ACQUISITIONS
-----------------------------

In recent years, the process of acquiring desirable undeveloped land has become extremely competitive, particularly in the Company's northern region, mostly due to the lack of available parcels suitable for development. In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land by forfeiture of its deposit under the agreement. As of June 30, 2005, all of the Company's agreements to purchase undeveloped land were structured in this manner. For fiscal 2005, the Company forfeited approximately $30,000 in land deposits and expensed approximately $259,000 in pre-acquisition costs related to the cancellation of purchase agreements of which $269,000 related to contracts to purchase undeveloped land and $20,000 related to contracts to purchase improved lots.

Included in the balance sheet captions "Inventory not owned - Variable Interest Entities" and "Land deposits and costs of future developments", at June 30, 2005 the Company had $29,975,000 invested in 70 parcels of undeveloped land, of which $18,840,000 is deposits, a portion of which is non-refundable. The acquisition of these parcels of undeveloped land is expected to yield approximately 8,337 building lots.

The Company attempts to mitigate the risks involved in acquiring undeveloped land by structuring its undeveloped land acquisitions so that the deposits required under the agreements coincide with certain benchmarks in the governmental approval process, thereby limiting the amount at risk. This process allows the Company to periodically review the approval process and make a decision on the viability of developing the acquired parcel based upon expected profitability. In some circumstances the Company may be required to make deposits solely due to the passage of time. This structure still provides the Company an opportunity to periodically review the viability of developing the parcel of land. In addition, the Company primarily structures its agreements to purchase undeveloped land contingent upon obtaining all governmental approvals necessary for construction. Under most agreements, the Company secures the responsibility for obtaining the required governmental approvals as the Company believes that it has significant expertise in this area. The Company intends to complete the acquisition of undeveloped land after all governmental approvals are in place. In certain circumstances, however, when all extensions have been exhausted, the Company must make a decision on whether to proceed with the purchase even though all governmental approvals have not yet been received. In these circumstances, the Company performs reasonable due diligence to ascertain the likelihood that the necessary governmental approvals will be granted. At June 30, 2005, the Company had preliminary approval for all of the parcels included in the balance sheet caption "Land held for development or sale and improvements."

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

At June 30, 2005, the Company had contracted to purchase or had under option approximately 1,353 improved building lots for an aggregate purchase price of approximately $113,732,000, including $5,824,000 of deposits.

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

OFF-BALANCE SHEET ARRANGEMENTS, CONTRACTUAL OBLIGATIONS AND COMMITMENTS
-----------------------------------------------------------------------

Certain off-balance sheet arrangements, contractual obligations and commitments are disclosed in various sections of the Consolidated Financial Statements, Notes to Consolidated Financial Statements and below. Some typical off-balance sheet arrangements commonly affecting homebuilders include:

o Cost sharing arrangements and unconsolidated real estate joint ventures--capital contribution requirements;

o   Debt and debt service guarantees;

o   Surety bonds and standby letters of credit;

o   Executed contracts for construction and development activity; and

o   Variable interest entities, which are not consolidated.

         Each of these items are described below or in "Critical Accounting Policies" following this section.

COST SHARING ARRANGEMENTS AND UNCONSOLIDATED REAL ESTATE
--------------------------------------------------------

JOINT VENTURES - CAPITAL CONTRIBUTION REQUIREMENTS. The Company has developed and owned communities through joint ventures, accounted for using the equity method, with other parties in the past. However, at the present time joint venture activities do not constitute a material portion of the Company's operations. In addition, the Company has partnered with other homebuilders and developers, under cost sharing agreements, to acquire land and/or to develop or improve common off-site facilities, such as sewer treatment plants, that will benefit both parties. Most of these agreements are established as cost sharing agreements whereby the homebuilders and developers share in the cost of acquiring the parcel or improving the off-site facility. The Company currently does not have any material unfunded commitments or capital contribution requirements with respect to joint ventures or cost sharing arrangements.

DEBT AND DEBT SERVICE GUARANTEES. At June 30, 2005, the Company had mortgage and other note obligations on the balance sheet totaling $408,430,000. The Company currently does not have any off-balance sheet debt service guarantees.

SURETY BONDS AND STANDBY LETTERS OF CREDIT. As of June 30, 2005, the Company had $106,508,000 in surety bonds and $39,854,000 in outstanding standby letters of credit in favor of local municipalities or financial institutions to guarantee the construction of real property improvements or financial obligations. The $106,508,000 in surety bonds guarantee the construction of public improvements and infrastructure such as sewer, streets, traffic signals, grading, and wildlife preservations in connection with the various communities the Company is developing. Surety bonds are commonly required by public agencies from homebuilders and other real estate developers. The surety bonds and standby letters of credit are renewable and expire upon completion of the required improvements. Standby letters of credit are a form of credit enhancement that is commonly required in real estate development to secure the construction of public improvements. In the past three fiscal years, no surety bonds or standby letters of credit have been drawn on for use to satisfy the Company's obligations to perform under the agreements with the public agencies.

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

SUMMARY OF OUTSTANDING OBLIGATIONS
The following table summarizes the Company's outstanding obligations as of June 30, 2005 and the effect such obligations are expected to have on its liquidity and cash flow in future periods. For mortgage and other note obligations, payments due by period are shown based on the expiration date of the loan.

                                                   PAYMENTS DUE DURING FISCAL YEAR ENDED JUNE 30,
                                 -----------------------------------------------------------------------------------------
                                                                                                             PAYMENTS DUE
                                  TOTAL        2006         2007         2008           2009        2010      THEREAFTER
                                 --------    --------      ------      ---------      -------     ------   -----------------
                                                                  (IN THOUSANDS)
 Obligations:
 Mortgage and other note
  obligations............     $ 408,430      $  6,153      $ 7,470      $394,086       $  721      $  --          $    --
 Operating leases........         5,794         1,562        1,385         1,229          780        326              512
 Affordable housing
  contributions..........         4,055         1,157        1,879           494          430         95               --
                              ---------      --------      -------      --------       ------      -----          -------
 Total obligations.......     $ 418,279      $  8,872      $10,734      $395,809       $1,931      $ 421          $   512
                              =========      ========      =======      ========       ======      =====          =======



The above table does not include certain obligations incurred in the ordinary course of business, such as trade payables.

The above table also does not include any amounts needed to acquire lots or land under option or cancelable purchase contracts because these arrangements are completed only at the Company's discretion, subject only to loss of option or deposit amounts and costs capitalized to date. Therefore, these option and cancelable purchase contracts do not represent binding enforceable purchase obligations. As of June 30, 2005, the Company had contracted to purchase, or had under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $597 million that are expected to yield approximately 9,690 lots.

CRITICAL ACCOUNTING POLICIES
----------------------------

The preparation of the Company's Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, impairment of real estate assets, capitalization of costs, environmental liability exposure, miscellaneous litigation reserves, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES. In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." Variable interest entities are entities controlled by another entity through means other than voting rights. FASB Interpretation No. 46 provides guidance on determining whether and how a business enterprise should consolidate a variable interest entity.

FASB Interpretation No. 46 requires significant use of judgment and estimates in determining its application. See Note 1 of Notes to Consolidated Financial Statements for additional discussion of FASB Interpretation No. 46.

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

REVENUE RECOGNITION. The Company primarily derives its total earned revenues from the sale of residential property. The Company recognizes residential revenue when title is conveyed to the homebuyer at the time of closing. The Company also sells developed and undeveloped land in bulk and under option agreements. Revenues from sales of land and other real estate are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied. During fiscal 2005, 2004 and 2003, all sales transactions met the criteria for, and were accounted for, utilizing the full accrual method.

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

IMPAIRMENT. The Company assesses the impairment of its real estate assets when events or changes in circumstances indicate that the net book value may not be recoverable. Indicators the Company considers important, which could trigger an impairment review, include the following:

o  significant negative industry or economic trends;

o a significant underperformance relative to historical or projected future operating results;

o  a significant change in the manner in which an asset is used; and

o an accumulation of costs significantly in excess of the amount originally expected to construct an asset.

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

ENVIRONMENTAL LIABILITY EXPOSURE. Development and sale of real property creates a potential for environmental liability on the Company's part as owner and developer, for its own acts as well as the acts of prior owners of the subject property or owners or past owners of adjacent parcels. If hazardous substances are discovered on or emanating from any of its properties, the Company and prior owners may be held liable for costs and liabilities relating to those hazardous substances. The Company generally undertakes environmental studies in connection with its property acquisitions. In the event the Company incurs environmental remediation costs, including clean up costs, consulting fees for environmental studies and investigations, monitoring costs, and legal costs relating to clean up, litigation defense, and the pursuit of responsible third parties, if these costs are incurred in connection with properties the Company previously sold, then they are expensed. The Company capitalizes costs relating to land under development and undeveloped land as part of development costs. Costs incurred for properties to be sold are deferred and charged to cost of sales when the properties are sold. Should a previously undetected, substantial environmental hazard be found on the Company's properties, significant liquidity could be consumed by the resulting clean up requirements and a material expense may be recorded. Further, governmental regulation on environmental matters affecting residential development could impose substantial additional expense on the Company, which could adversely affect its results of operations or the value of properties owned under contract, or purchased by the Company. For additional information regarding risks associated with environmental hazards and environmental regulation, see Note 12 of Notes to Consolidated Financial Statements.

INCOME TAXES. As part of the process of preparing the consolidated financial statements, significant management judgment is required to estimate income taxes. Estimates are based on interpretation of tax laws. The Company estimates actual current tax due and assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. See Note 9 of Notes to Consolidated Financial Statements for a discussion of income taxes. Adjustments may be required by a change in assessment of deferred tax assets and liabilities, changes due to audit adjustments by Federal and State tax authorities, and changes in tax laws. To the extent adjustments are required in any given period, the adjustments would be included within the tax provision in the statement of operations and/or balance sheet. These adjustments could materially impact our financial position and results of operations and liquidity.

STOCK BASED COMPENSATION. Effective July 1, 2002, the Company adopted the preferable fair value recognition provisions of SFAS No. 123, "Accounting for Stock Issued to Employees." The Company selected the prospective method of adoption as permitted by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." See Note 10 of Notes to Consolidated Financial Statements for additional disclosure and discussion on stock-based compensation.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No 148") which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 effective July 1, 2002. Only 50,000 options were unvested as of the adoption date and all grandfathered APB25 grants were fully vested as of June 30, 2003. As such, the adoption of SFAS No. 148 did not have a material impact on the financial position or results of operations of the Company.

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

At June 30, 2005, the Company consolidated thirteen VIEs as a result of its option to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these thirteen VIEs totaling $6,852,000 and incurred additional pre-acquisition costs totaling $1,815,000. At June 30, 2004 the Company consolidated twenty-three VIEs as a result of its option to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these twenty-three VIEs totaling $7,683,000. The Company's deposits and any costs incurred prior to acquisition of the land or lots, represent our maximum exposure to loss. The fair value of the VIEs inventory will be reported as "Inventory Not Owned - Variable Interest Entities." The Company recorded $88,252,000 and $88,995,000 in "Inventory Not Owned - Variable Interest Entities" as of June 30, 2005 and June 30, 2004, respectively. Included in the balance at June 30, 2004 is $21,932,000 which pertains to option agreements to acquire land or lots that were executed prior to January 31, 2003 and recorded as VIEs as a result of the full adoption of FIN
46. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $79,585,000 and $81,992,000 at June 30,

2005 and 2004, respectively, was reported on the balance sheet as "Obligations related to inventory not owned." Creditors, if any, of these VIEs have no recourse against the Company.

The Company will continue to secure land and lots using options. In addition to the deposits and other costs capitalized in connection with the VIEs above, the Company had total costs incurred to acquire land and lots at June 30, 2005 of approximately $27,448,000, including $17,812,000 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $510,181,000. The maximum exposure to loss is limited to deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

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

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition" which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. The Company adopted the provisions of this statement immediately, as required, and it did not have a significant impact on the financial position or results of operations of the Company.

EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," issued during the third quarter of 2003, provides guidance on revenue recognition for revenues derived from a single contract that contains multiple products or services. EITF 00-21 also provides additional requirements to determine when these revenues may be recorded separately for accounting purposes. The Company adopted EITF 00-21 on July 1, 2003, as required, and it did not have a significant impact on the Company's Consolidated Financial Statements.

In December 2004, the FASB revised FAS 123 through the issuance of FAS No. 123-R "Share Based Payment", revised ("FAS 123-R"). FAS 123-R is effective for the Company commencing July 1, 2005. FAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair value based method in FAS 123-R is similar to the fair-value-based method in FAS 123 in most respects, subject to certain key differences. Because there are no remaining unvested ABP25 grants as of the adoption date and management does not believe that there will be significant change in the valuation methodologies, the Company does not anticipate that the adoption of FAS 123-R will have a material impact on the financial position or results of operations of the Company.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP FAS 109-1). FSP FAS 109-1 clarifies that the deduction will be treated as a "special deduction" as described in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. The Company files a consolidated return on a calendar year. Accordingly, the Company began reflecting the special deduction with respect to its operations effective January 1, 2005 for the remaining six months in our fiscal year ended June 30, 2005. Its expected impact was and will be to lower the effective tax provision in the periods in which the deduction may be claimed and that this benefit will increase as the deduction is phased in under the statute (see Note 9 for discussion of deduction phase in).

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

     o Shortages of labor or materials and increases in the price of materials can harm the Company's business by delaying construction, increasing costs, or both. Such shortages may result from adverse weather conditions such as hurricanes.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------   -----------------------------------------------------------

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company is exposed to market risk in the area of interest rate changes. A majority of the Company's debt is variable rate based on LIBOR and prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, an increase/decrease in interest rates of 100 basis points will result in a corresponding increase/decrease in interest charges incurred by the Company of approximately $3,940,000 in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered. Generally, the Company has in the past been able to increase prices to cover portions of any increase in cost of sales and interest charges incurred resulting from any increase in interest rates. As a result, the Company believes that reasonably possible near-term changes in interest rates will not result in a material negative effect on future earnings, fair values or cash flows of the Company.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------    --------------------------------------------

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                   Page
                                                                                   ----
Report of independent registered public accounting firm                              53

Consolidated balance sheets at June 30, 2005
     and June 30, 2004                                                               55

Consolidated statements of operations for the years
     ended June 30, 2005, 2004 and 2003                                              56

Consolidated statements of shareholders' equity for the
     years ended June 30, 2005, 2004 and 2003                                        57

Consolidated statements of cash flows for the
     years ended June 30, 2005, 2004 and 2003                                        58

Notes to consolidated financial statements                                           59


All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Orleans Homebuilders, Inc.:

We have completed an integrated audit of Orleans Homebuilders Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
---------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orleans Homebuilders Inc. and its subsidiaries (collectively, the "Company") at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
------------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
September 8, 2005

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    JUNE 30,  2005              JUNE 30, 2004
                                                                                    --------------              -------------
Assets:
Cash and cash equivalents...............................................                   $  62,576               $  32,962
Restricted cash--due from title company                                                       28,785                      --
Restricted cash--customer deposits......................................                      20,100                  17,795
Real estate held for development and sale:
   Residential properties completed or under construction ..............                     190,855                 140,401
   Land held for development or sale and improvements...................                     398,290                 161,265
   Inventory not owned--Variable Interest Entities......................                      88,252                  88,995
Property and equipment, at cost, less accumulated depreciation..........                       3,420                   3,163
Deferred income taxes...................................................                       2,802                   2,453
Intangible assets.......................................................                           6                      --
Goodwill................................................................                      20,514                   7,187
Receivables, deferred charges and other assets..........................                      18,532                   9,025
Land deposits and costs of future developments..........................                      27,408                  23,356
                                                                                     ---------------          --------------
       TOTAL ASSETS............................................                            $ 861,540               $ 486,602
                                                                                     ===============          ==============

Liabilities and Shareholders' Equity
Liabilities:
   Accounts payable.....................................................                   $  47,689               $  26,246
   Accrued expenses.....................................................                      65,253                  46,981
   Customer deposits....................................................                      27,738                  22,620
   Obligations related to inventory not owned...........................                      79,585                  81,992
   Revolving Credit Facility, mortgage and other note obligations
      primarily secured by real estate held for development and sale....                     399,030                 128,773
   Notes payable and amounts due to related parties.....................                          --                   2,879
   Other notes payable..................................................                       9,400                   1,139
                                                                                     ---------------          --------------
       TOTAL LIABILITIES................................................                   $ 628,695               $ 310,630
                                                                                     ---------------          --------------

Commitments and contingencies ..........................................                          --                      --
Redeemable common stock.................................................                         889                   1,067
Shareholders' Equity:
Common stock, $.10 par, 23,000,000 shares authorized, 18,698,131 and
  18,031,463 shares issued at June 30, 2005 and June 30, 2004,
  respectively..........................................................                       1,870                   1,803
Capital in excess of par value--common stock ...........................                      70,450                  68,554
Retained earnings.......................................................                     160,407                 105,564
Treasury stock, at cost (176,911 and 576,330 shares held at June 30,
  2005 and June 30, 2004, respectively).................................                        (771)                 (1,016)
                                                                                     ---------------          --------------
   TOTAL SHAREHOLDERS' EQUITY...........................................                     231,956                 174,905
                                                                                     ---------------          --------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................                   $ 861,540               $ 486,602
                                                                                     ===============          ==============

             See accompanying notes, which are an integral part of
                     the consolidated financial statements

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             FOR THE YEAR ENDED JUNE 30,
                                                                       -------------------------------------
                                                                          2005           2004          2003
                                                                         ------         ------        ------
Earned revenues
   Residential properties...............................               $ 911,004      $ 540,745     $ 382,570
   Land sales...........................................                     474            787           744
   Other income.........................................                   7,752          5,726         5,171
                                                                     ------------  -------------  ------------

       Total earned revenues............................                 919,230        547,258       388,485
                                                                     ------------  -------------  ------------

Costs and expenses
Residential properties..................................                 727,006        416,967       294,066
   Land sales...........................................                     467            907           875
   Other................................................                   4,971          3,962         3,436
   Selling, general and administrative..................                  95,701         62,364        44,821
   Interest
      Incurred..........................................                  19,075          6,741         6,420
      Less capitalized..................................                 (18,973)        (6,405)       (6,188)
                                                                     ------------  -------------  ------------

       Total costs and expenses.........................                 828,247        484,536       343,430
                                                                     ------------  -------------  ------------

Income from operations before income taxes..............                  90,983         62,722        45,055
Income tax expense......................................                  35,399         24,643        17,758
                                                                     ------------  -------------  ------------

Net income..............................................                  55,584         38,079        27,297
Preferred dividends.....................................                      --            104           210
                                                                     ------------  -------------  ------------

Net income available for common shareholders............               $  55,584      $  37,975     $  27,087
                                                                     ============  =============  ============


   Basic earnings per share.............................                $   3.09      $    2.57     $    2.18
                                                                     ============  =============  ============


   Diluted earnings per share...........................                $   2.96      $    2.20     $    1.65
                                                                     ============  =============  ============


   Common stock dividends declared per share                            $   0.04      $      --     $      --
                                                                     ============  =============  ============




           See accompanying notes, which are an integral part of the
                       consolidated financial statements

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                          Capital
                                                                                                         in Excess
                                                          Preferred Stock             Common Stock         of Par
                                                       Shares                     Shares                  Value -
                                                     Issued and                 Issued and      Par        Common      Retained
                                                    Outstanding     Amount     Outstanding     Amount      Stock       Earnings
                                                    -------------   --------   -------------  ---------  -----------  -----------
Balance at June 30, 2002                                 100,000    $ 3,000      12,698,131    $ 1,270     $ 17,726     $ 40,502

Stock options, net
Treasury stock purchase
Shares issued upon conversion of a portion
   of convertible subordinated 7% note                                              666,666         67          933
Shares issued in connection with the acquisition
  of PLC
Net income                                                                                                                27,297
Preferred dividends                                                                                                         (210)
                                                    -------------   --------   -------------  ---------  -----------  -----------
Balance at June 30, 2003                                 100,000      3,000      13,364,797      1,337       18,659       67,589

Redeemable common stock sold                                                                                    171
Preferred stock converted to common stock               (100,000)    (3,000)      2,000,000        200        2,800
Shares issued upon conversion of a portion
     of convertible subordinated 7% note                                            666,666         66          934
Fair market value of stock options issued                                                                       146
Issuance of common shares                                                         2,000,000        200       45,845
Stock options, net                                                                                               70
Shares issued in connection with the acquisition
  of PLC                                                                                                       (107)
Treasury stock sold, redeemable at $8 per share
                                                                                                                 36
Net income                                                                                                                38,079
Preferred dividends                                                                                                         (104)
                                                    -------------   --------   -------------  ---------  -----------  -----------
Balance at June 30, 2004                                       -          -      18,031,463      1,803       68,554      105,564

Shares issued upon conversion of a portion
     of convertible subordinated 7% note                                            666,668         67          933
Fair market value of stock options issued                                                                       278
Redeemable common stock sold                                                                                    179
Stock options, net                                                                                               71
Tax benefit of stock option exercises                                                                           479
Treasury stock purchase
Shares issued in connection with the acquisition
  of PLC                                                                                                       (132)
Shares awarded under Stock Award Plan                                                                            88

Dividends paid on common stock                                                                                              (370)
Dividends declared on common stock                                                                                          (371)
Net income                                                                                                                55,584
                                                    -------------   --------   -------------  ---------  -----------  -----------
Balance at June 30, 2005                                       -          -      18,698,131    $ 1,870     $ 70,450     $160,407
                                                    =============   ========   =============  =========  ===========  ===========

[RESTUBBED TABLE]

                                                        Treasury Stock
                                                       Share
                                                        Held       Amount      Total
                                                     -----------   --------  -----------
Balance at June 30, 2002                                812,232    $  (843)    $  61,655

Stock options, net                                      (40,000)        37            37
Treasury stock purchase                                  30,000       (240)         (240)
Shares issued upon conversion of a portion
   of convertible subordinated 7% note                                             1,000
Shares issued in connection with the acquisition
  of PLC                                                (75,000)
Net income                                                                        27,297
Preferred dividends                                                                 (210)
                                                     -----------   --------  -----------
Balance at June 30, 2003                                727,232     (1,046)       89,539

Redeemable common stock sold                                                         171
Preferred stock converted to common stock                                              -
Shares issued upon conversion of a portion
     of convertible subordinated 7% note                                           1,000
Fair market value of stock options issued                                            146
Issuance of common shares                                                         46,045
Stock options, net                                      (45,902)      (120)          (50)
Shares issued in connection with the acquisition
  of PLC                                                (75,000)       107             -
Treasury stock sold, redeemable at $8 per share
                                                        (30,000)        43            79
Net income                                                                        38,079
Preferred dividends                                                                 (104)
                                                     -----------   --------  -----------
Balance at June 30, 2004                                576,330     (1,016)      174,905

Shares issued upon conversion of a portion
     of convertible subordinated 7% note                                           1,000
Fair market value of stock options issued                                            278
Redeemable common stock sold                                                         179
Stock options, net                                     (202,842)       236           307
Tax benefit of stock option exercises                                                479
Treasury stock purchase                                  20,201       (373)         (373)
Shares issued in connection with the acquisition
  of PLC                                                (75,000)       132             -
Shares awarded under Stock Award Plan                  (141,778)       250           338

Dividends paid on common stock                                                      (370)
Dividends declared on common stock                                                  (371)
Net income                                                                        55,584
                                                     -----------   --------  -----------
Balance at June 30, 2005                                176,911     $ (771)    $ 231,956
                                                     ===========   ========  ===========

            See accompanying notes, which are an integral part of the
                       consolidated financial statements

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  YEAR ENDED JUNE 30,
                                                                        -----------------------------------------
                                                                           2005            2004           2003
                                                                          ------          ------         ------
Cash flows from operating activities:
   Net income                                                           $ 55,584         $ 38,079        $ 27,297
  Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
   Depreciation and amortization                                           1,520              673             449
   Amortization of note discount                                             136               --              --
   Deferred taxes                                                           (349)          (2,220)           (851)
   Excess tax benefit from exercise of stock options                         479               --              --
   Stock based compensation expense                                          384              146              11
Changes in operating assets and liabilities net of effects
 from acquisitions:
   Restricted cash--due from title company                               (28,785)             --               --
   Restricted cash--customer deposits                                      1,968           (2,730)         (5,835)
   Real estate held for development and sale                            (150,647)         (74,225)        (15,708)
   Receivables, deferred charges and other assets                         (7,661)           1,133              19
   Land deposits and costs of future developments                         (3,638)          (7,345)        (10,020)
   Accounts payable and other liabilities                                 19,966           15,383           9,320
   Customer deposits                                                      (3,448)           3,161           6,764
                                                                    -------------   --------------  --------------
      Net cash (used in) provided by operating activities               (114,491)         (27,945)         11,446
                                                                    -------------   --------------  --------------
Cash flows from investing activities:
   Purchases of property and equipment                                    (1,175)          (2,366)         (1,151)
   Acquisitions, net of cash acquired                                    (57,079)          (5,391)           (462)
                                                                    -------------   --------------  --------------
      Net cash used in investing activities                              (58,254)          (7,757)         (1,613)
                                                                    -------------   --------------  --------------
Cash flows from financing activities:
   Borrowings from loans secured by real estate assets                   647,585          364,272         252,962
   Repayments of loans secured by real estate assets                    (448,046)        (353,020)       (259,313)
   Borrowings from unsecured credit line                                 135,948               --              --
   Repayments of unsecured credit line                                  (135,948)              --              --
   Borrowings from other note obligations                                  5,179            2,962           4,000
   Repayment of other note obligations                                    (2,193)            (642)         (5,443)
   Proceeds from the issuance of common stock                                 --           46,045              --
   Sale (purchase) of treasury stock                                        (373)             240            (240)
   Proceeds from stock award plan                                            268               --              --
   Proceeds from stock options exercised                                     309               28              37
   Common stock dividend paid                                               (370)              --              --
   Preferred stock dividend paid                                              --             (104)           (210)
                                                                    -------------   --------------  --------------
      Net cash provided by (used in) financing activities                202,359           59,781          (8,207)
                                                                    -------------   --------------  --------------

      Net increase in cash and cash equivalents                         $ 29,614         $ 24,079        $  1,626
      Cash and cash equivalents at beginning of period                    32,962            8,883           7,257
                                                                    -------------   --------------  --------------
      Cash and cash equivalents at end of period                        $ 62,576         $ 32,962        $  8,883
                                                                    =============   ==============  ==============

Supplemental disclosure of cash flow activities:
      Interest paid, net of amounts capitalized                         $    102         $    336        $    232
                                                                    =============   ==============  ==============
      Income taxes paid                                                 $ 32,238         $ 23,203        $ 17,007
                                                                    =============   ==============  ==============

           See accompanying notes, which are an integral part of the
                       consolidated financial statements

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
During the fiscal year ended June 30, 2005, Orleans Homebuilders, Inc. and its subsidiaries (the "Company" or "OHB") engaged in residential real estate development in Central Florida, New Jersey, North Carolina, Pennsylvania, South Carolina, Virginia, and Illinois. A summary of the significant accounting principles and practices used in the preparation of the consolidated financial statements is as follows:

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes, Inc. ("Masterpiece Homes"). On July 28, 2004, the Company acquired all of the issued and outstanding limited partnership interests of Realen Homes, L. P. ("Realen Homes"). Unless otherwise indicated, the term the "Company" includes the accounts of Masterpiece Homes and Realen Homes. Masterpiece is engaged in residential real estate development in central Florida while Realen Homes was engaged in residential real estate development in Philadelphia and Chicago. The Consolidated Statements of Operations and Changes in Retained Earnings and the Consolidated Statements of Cash Flows include the accounts of Masterpiece Homes from the July 28, 2003 acquisition date. The Consolidated Statements of Operations and Changes in Retained Earnings and the Consolidated Statements of Cash Flows include the accounts of Realen Homes from the July 28, 2004 acquisition. The Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity include the accounts of Realen Homes as of June 30, 2005. In addition, certain joint ventures and business arrangements are consolidated pursuant to FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). See recent accounting pronouncements section of this Note 1 and Note 4 for additional discussion of FIN 46. All material intercompany transactions and accounts have been eliminated.

EARNED REVENUES FROM REAL ESTATE TRANSACTIONS
The Company recognizes revenues from sales of residential properties at the time of closing. The Company also sells developed and undeveloped land in bulk and under option agreements. Revenues from sales of land and other real estate are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied. During the three years ended June 30, 2005, 2004, and 2003, all sales transactions met the criteria for and were accounted for utilizing the full accrual method.

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

Interest costs included in costs and expenses of residential properties and land sold for fiscal years 2005, 2004 and 2003 were $13,210,000, $7,597,000, and
$8,073,000, respectively.

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

Intangible assets that have finite useful lives will be amortized over their useful lives. SFAS No. 142 requires an annual assessment of goodwill and non-amortizable intangible assets to determine potential impairment of such asset. The initial assessment was completed upon adoption and periodically through June 30, 2005 and it has been determined that no impairment charge was required.

ADVERTISING COSTS
The total amount of advertising costs charged to selling, general and administrative expense was $9,058,000, $6,110,000 and $5,731,000 for fiscal years 2005, 2004, and 2003, respectively.

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

LEASES
The Company's leasing arrangements as lessee include the leasing of certain office space and equipment. These leases have been classified as operating leases. Rent expense was approximately $1,575,000, $791,000 and $623,000 for the three years ended June 30, 2005, 2004 and 2003, respectively. The Company has operating lease commitments of $1,562,000, $1,385,000, $1,229,000, $780,000
$326,000 and $512,000 for fiscal years 2006, 2007, 2008, 2009, 2010 and thereafter, respectively.

STOCK-BASED COMPENSATION
Effective July 1, 2002, the Company adopted the preferable fair value recognition provisions of SFAS No. 123, "Accounting for Stock Issued to Employees." The Company selected the prospective method of adoption as permitted by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." See Note 10 for additional disclosure and discussion on stock-based compensation. See New Accounting Pronouncements for further discussion on FAS 123-R.

INCOME TAXES
The Company and its subsidiaries file a consolidated federal income tax return. See Note 9 for an additional discussion of income tax matters.

EARNINGS PER SHARE
Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Basic shares outstanding includes the pro rata portion of unconditional shares issued as part of the purchase price of the PLC acquisition. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. See Note 11 for additional disclosure on earnings per share.

DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose the estimated fair market value of its financial instruments. The Company believes that the carrying value of its financial instruments (primarily mortgages receivable and mortgage notes payable) approximates fair market value and that any differences are not significant. This assessment is based upon substantially all of the Company's debt obligations being based upon LIBOR or the prime rate of interest, which are variable market rates.

SEGMENT REPORTING
SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the manner in which public enterprises report segment information about operating segments. The Company has determined that its operations primarily involve one reportable segment, home building.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For purposes of reporting cash flows, short-term investments with original maturities of ninety days or less are considered cash equivalents.

NON-CASH ACTIVITY
During each of fiscal 2005 and 2004, the Company converted $1,000,000 of its Convertible Subordinated 7% Notes, issued to Jeffrey P. Orleans, Chairman and CEO of the Company, into Orleans Homebuilders, Inc. common stock at $1.50 per share. The Convertible Subordinated 7% Note was included in the Notes payable - related parties category of the balance sheet. With notice given prior to the principal payment due dates, Mr. Orleans converted each of the annual installments into shares of the Company's common stock. As of June 30, 2005, the entire balance of the Convertible Subordinated 7% Note has been converted.

In April 2005, Michael T. Vesey, President and Chief Operating Officer of the Company, surrendered 7,158 shares of Company's common stock, with a fair market value of $18.51 per share, in exchange for the exercise of stock options totaling 70,000 shares of common stock. The fair market value of the stock surrendered was determined by the closing market price for the stock on the American Stock Exchange at the date of exercise.

Non-cash assets acquired and liabilities assumed as a result of the Realen Homes acquisition were approximately $158,964,000 and $101,885,000, respectively.

Non-cash assets acquired and liabilities assumed as a result of the Masterpiece Homes acquisition were approximately $17,269,000 and $15,119,000, respectively.

SUPPLEMENTAL CASH FLOW DISCLOSURE
On July 28, 2004, the Company acquired Realen Homes. The following is a summary of the effects of this transaction on the Company's consolidated financial position:

                                                                                    July 28,
                                                                                      2004
                                                                                 ---------------
                                                                                  (in thousands)
              Assets acquired:
              Cash                                                                  $    (3,174)
              Restricted cash - customer deposits                                        (4,273)
              Real estate held for development and sale                                (136,832)
              Property and equipment, at cost, less accumulated
                   depreciation                                                            (166)
              Intangible assets, net of amortization                                    (13,827)
              Receivables, deferred charges and other assets                             (1,788)
              Land deposits and costs of future development                              (2,078)
                                                                                 ---------------
                   Total assets acquired                                               (162,138)
                                                                                 ---------------

              Liabilities assumed:
              Accounts payable                                                           10,771
              Accrued expenses                                                            8,529
              Customer deposits                                                           8,566
              Mortgage and other note obligations primarily secured
                   by real estate held for development and sale                          70,282
              Other notes payable                                                         3,737
                                                                                 ---------------
                   Total liabilities assumed                                            101,885
                                                                                 ---------------

              Cash paid                                                                 (53,348)
              Note payable                                                               (5,000)
              Warranty holdback                                                          (1,500)
              Professional fees paid                                                       (405)
              Less cash acquired                                                          3,174
                                                                                 ---------------

              Net cash outflow for Realen Homes acquisition                         $   (57,079)
                                                                                 ===============


COMPREHENSIVE INCOME
The FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") which requires the reporting of certain items reported as changes in the shareholders' equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized.

Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The primary components of comprehensive income are net income, foreign currency translations, minimum pension liabilities, the change in value of certain investments in marketable securities classified as available-for-sale, and the mark-to-market on the effective portion of hedge instruments. Since the Company had no material such items, comprehensive income and net income are the same for fiscal 2005, 2004 and 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148") which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. The Company adopted SFAS No. 148 effective July 1, 2002. The adoption of SFAS No. 148 did not have a material impact on the financial position or results of operations of the Company. Only 50,000 options were unvested as of the adoption date and all grandfathered APB25 grants were fully vested as of June 30, 2003. As such, the adoption of SFAS No. 148 did not have a material impact on the financial position or results of operations of the Company.

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

Based on the provisions of FIN 46, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant deposit that is not unconditionally refundable, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIEs inventory is reported as "Inventory Not Owned - Variable Interest Entities." The Company recorded $88,252,000 and $88,995,000 in Inventory Not Owned - Variable Interest Entities as of June 30, 2005 and June 30, 2004, respectively. Included in the balance at June 30, 2004 is $21,932,000 which pertains to option agreements to acquire land or lots that were executed prior to January 31, 2003 and recorded as VIEs as a result of the full adoption of FIN 46.

At June 30, 2005, the Company consolidated thirteen VIEs as a result of its option to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these thirteen VIEs totaling $6,852,000. At June 30, 2004 the Company consolidated twenty-three VIEs as a result of its option to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these twenty-three VIEs totaling $7,683,000. The Company's deposits and any costs incurred prior to acquisition of the land or lots, represent our maximum exposure to loss. The fair value of the VIEs inventory is reported as "Inventory Not Owned - Variable Interest Entities. The Company recorded $88,252,000 and $88,995,000 in Inventory Not Owned - Variable Interest Entities as of June 30, 2005 and June 30, 2004, respectively. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $79,585,000 and $81,992,000 at June 30, 2005 and 2004, respectively, was reported on the balance sheet as Obligations related to inventory not owned. Creditors, if any, of these VIEs have no recourse against the Company.

The Company will continue to secure land and lots using options. In addition to the deposits and other costs capitalized in connection with the VIEs above, the Company had total costs incurred to acquire land and lots at June 30, 2005 of approximately $27,448,000, including $17,812,000 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $510,181,000. The maximum exposure to loss is limited to deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

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

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition" which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to update the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. The Company adopted the provisions of this statement immediately, as required, and it did not have a significant impact on the financial position or results of operations of the Company.

EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," issued during the third quarter of 2003, provides guidance on revenue recognition for revenues derived from a single contract that contain multiple products or services. EITF 00-21 also provides additional requirements to determine when these revenues may be recorded separately for accounting purposes. The Company adopted EITF 00-21 on July 1, 2003, as required, and it did not have a significant impact on the financial position or results of operations of the Company.

In December 2004, the FASB revised FAS 123 through the issuance of FAS No. 123-R "Share Based Payment", revised ("FAS 123-R"). FAS 123-R is effective for the Company commencing July 1, 2005. FAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).
 The fair value based method in FAS 123-R is similar to the fair-value-based method in FAS 123 in most respects, subject to certain key differences. Because there are no remaining unvested ABP25 grants as of the adoption date and management does not believe that there will be significant change in the valuation methodologies, the Company does not anticipate that the adoption of FAS 123-R will have a material impact on the financial position or results of operations of the Company.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP FAS 109-1). FSP FAS 109-1 clarifies that the deduction will be treated as a "special deduction" as described in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. The Company files a consolidated return on a calendar year. Accordingly, the Company began reflecting the special deduction with respect to its operations effective January 1, 2005 for the remaining six months in our fiscal year ended June 30, 2005. Its expected impact was and will be to lower the effective tax provision in the periods in which the deduction may be claimed and that this benefit will increase as the deduction is phased in under the statute (see Note 9 for discussion of deduction phase in).

NOTE 2. ACQUISITIONS

PEACHTREE ACQUISITION
On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired, through a wholly-owned subsidiary, the real estate assets described below (the "Assets") from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which were at the time of acquisition wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, "Peachtree Residential Properties").

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

REALEN HOMES ACQUISITION
On July 28, 2004, pursuant to a Purchase Agreement of the same date, the Company completed its acquisition of all of the issued and outstanding partnership interests in Realen Homes, a Pennsylvania limited partnership, from Realen General Partner, LLC, a Pennsylvania limited liability company, and DB Homes Venture L.P., a Pennsylvania limited partnership. The Company acquired the limited partner's interest in Realen Homes and a subsidiary of the Company, RHGP LLC, acquired the general partner's interest and serves as the general partner of Realen Homes.

In accordance with the Purchase Agreement, the consideration paid by the Company consisted of: (i) $53,348,000 in cash delivered at closing, (ii) a promissory note of the Company in the aggregate principal amount of $5,000,000, payable over a period of up to two years, with an interest rate of 3% per year and (iii) a warranty holdback of $1,500,000 retained by the Company to be applied toward the administration of any warranty claims made against Realen Homes in excess of certain predetermined amounts. The purchase price was determined based on Realen Homes' book value at June 30, 2004, its management personnel, its profitability, its backlog and its land position. In addition to the consideration described above, the Company incurred approximately $405,000 in professional fees in connection with the acquisition of Realen Homes.

The Company evaluated the $5,000,000 3% note in accordance with Accounting Principles Board Opinion No. 21 "Interest on Receivables and Payables" ("APB 21") and determined that it was a below market rate note. In accordance with APB 21, the Company estimated, based on current market conditions that the Company would likely have been able to obtain similar fixed-rate financing from a third party at approximately 150 basis points higher than the note actually obtained. The Company imputed interest on the note at 4.5% and reduced the carrying value of the note from $5,000,000 to $4,863,000. The discount of $137,000 will be recorded as interest expense over the life of the note. See Note 6 for additional information on the $5,000,000 note.

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

The Company accounted for the Realen Homes acquisition as a purchase in accordance with SFAS No. 141, "Business Combinations." The purchase price was allocated to goodwill for $13,327,000 which is defined as the fair value of assets and liabilities acquired in excess of the purchase price and to intangible assets for $500,000. The intangible assets represent the intangible value of the backlog acquired from Realen Homes. The intangible value of the backlog will be amortized into cost of sales as the acquired backlog is delivered. The Company amortized $494,000 of the intangible value of the backlog acquired from Realen Homes for the twelve months ended June 30, 2005.

If the Realen Homes acquisition occurred as of the beginning of the annual periods presented below the pro forma information for the Company would have been as follows:

                                                                               JUNE 30,
                                                                     --------------------------
                                                                        2005              2004
                                                                       ------            ------
                                                                      (IN THOUSANDS, EXCEPT PER
                                                                            SHARE AMOUNTS)

Earned revenues                                                       $924,656         $675,219
Income from operations before income taxes                              90,329           65,070
Net income                                                              54,649           39,505
Earnings per share:
      Basic                                                              $3.04            $2.67
      Diluted                                                            $2.91            $2.28


MASTERPIECE HOMES ACQUISITION
On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes and entered into an employment agreement with the president of Masterpiece Homes. Masterpiece Homes is an established homebuilder located in Orange City, Florida. The terms of the stock purchase agreement and employment agreement are as follows: (i) $3,900,000 in cash, at closing; and (ii) $2,130,000 payable January 1, 2005, unless prior to that date the president is terminated for cause or terminates his employment without good reason, as defined in the employment agreement; (iii) sale of 30,000 shares of the Company's common stock at $8 per share with a put option at the same price, (iv) stock options to purchase 45,000 shares of the Company's common stock at $10.64 per share vesting equally on December 31, 2004, 2005 and 2006; and (v) contingent payments representing 25% of the pre-tax profits of Masterpiece Homes for the calendar years ended December 31, 2004, 2005 and 2006. The Company also incurred approximately $297,000 in acquisition costs to complete this transaction. The aforementioned costs are considered part of the purchase price of Masterpiece Homes, except for the following items that are considered part of, and contingent upon, the employment agreement: (a) $710,000 of the $2,130,000 which was paid in January 2005; (b) stock options to purchase 45,000 shares of the Company's common stock at $10.64 per share; and (c) contingent payments representing 25% of the pre-tax profits of Masterpiece Homes for the calendar years ended December 31, 2004, 2005 and 2006.

The Company accounted for these transactions in accordance with SFAS No. 141, "Business Combinations," whereby approximately $5,700,000 was considered to be part of the purchase price of the business and the remainder part of employee compensation. That portion related to employee compensation will be charged to expense over the period to which it relates. With respect to the amounts allocated to the purchase, such amounts were allocated to the fair value of assets and liabilities acquired with the excess of approximately $3,007,000 allocated to goodwill.

If the Masterpiece Homes acquisition occurred as of the beginning of the annual periods presented below the pro forma information for the Company would have been as follows:
                                                    FOR THE YEAR ENDED JUNE 30,
                                                        2004            2003
                                                        ----            ----
                                                     (IN THOUSANDS, EXCEPT PER
                                                           SHARE AMOUNTS)

   Earned revenues                                   $543,335         $415,837
   Income from operations before income taxes          62,646           45,438
   Net income                                          38,026           27,581
   Earnings per share:
         Basic                                          $2.57            $2.21
         Diluted                                        $2.20            $1.67


PARKER & LANCASTER ACQUISITION
On October 13, 2000, the Company acquired all of the issued and outstanding shares of Parker & Lancaster Corporation ("PLC") and entered into employment agreements ranging from two to three years with certain of the former PLC shareholders for combined consideration of (i) approximately $5,000,000 in cash;
(ii) $1,000,000 of subordinated promissory notes which bear interest at the prime rate, subject to a cap of 10% and a floor of 8% (subject to the 8% floor at June 30, 2003 and 2002) with principal payable over four years; (iii) 300,000 shares of common stock of the Company (150,000 of which are issuable under certain employment agreements) payable in equal installments on each of the four anniversaries of the closing of the acquisition; and (iv) contingent payments representing an aggregate of 50% of PLC's pre-tax profits in excess of $1,750,000 for each of the fiscal years ended June 30, 2001, 2002 and 2003, subject to an aggregate cumulative pay-out limitation of $2,500,000. Through June 30, 2003, the contingent payments earned based on PLC's share of the pre-tax profits reached the cumulative payout limitation of $2,500,000. The Company also incurred approximately $485,000 in acquisition costs to complete this transaction. The Company accounted for these transactions in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations," whereby certain of these amounts were considered to be part of the purchase price of the business and the remainder part of employee compensation. With respect to the amounts allocated to the purchase, such amount was allocated to the fair value of the assets and liabilities acquired with the excess of approximately $2,480,000 allocated to goodwill. Accumulated amortization of goodwill at June 30, 2001 was approximately $167,000. In accordance with SFAS No. 142, the Company discontinued the amortization related to goodwill recorded in connection with the PLC acquisition. See also Intangible Assets in Note 1 to these Consolidated Notes. During fiscal 2003, goodwill increased by approximately $462,000 as a result of the final allocation of additional contingent payments earned by the former PLC shareholders.

The former shareholders of PLC have the right to cause the Company to repurchase the common stock issued pursuant to the PLC acquisition and related employment agreements approximately five years after the closing of the acquisition at a price of $3.33 per share. See Note 7 for further discussion.

NOTE 3. CERTAIN TRANSACTIONS WITH RELATED PARTIES

Mr. Goldman and Mr. Orleans each own a 31% equity interest in a limited partnership that has a consulting agreement with a third party real estate title insurance company (the "Title Company"). The Company purchases real estate title insurance and related closing services from the Title Company for various parcels of land acquired by the Company. The Company paid the Title Company approximately $800,000, $178,000 and $80,000 for the fiscal years 2005, 2004 and 2003, respectively. These costs are considered to approximate fair value for services provided. In addition, the Company's homebuyers may elect to utilize the Title Company for the purchase of real estate title insurance and real estate closing services but, the homebuyers are under no obligation to do so.

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

During fiscal 2003, Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, purchased from the Company five low-income homes, with an aggregate sales value of approximately $317,000. These transactions satisfied, in part, the Company's low income housing requirements in Mount Laurel Township, New Jersey. The selling prices for these homes, which are determined by state statute, are the same as if the homes had been sold to unaffiliated third parties.

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

The Company leases office space and obtains real estate title insurance for various parcels of land acquired by the Company from companies controlled by Mr. Russell Parker, the president of the Company's subsidiary, PLC. The annual rental for the office space leased from an entity partially owned by Mr. Parker is approximately $126,000 and is considered to approximate a fair market value rental. The Company paid real estate title insurance premiums to an entity controlled by Mr. Parker, of approximately $56,000, $96,000 and $89,000 for fiscal 2005, 2004 and 2003, respectively. These costs are considered to approximate fair value for services provided. In December 2004, the Company purchased a majority interest in this real estate title insurance company.

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

NOTE 4. REAL ESTATE HELD FOR DEVELOPMENT AND SALE
         A summary of real estate held for development and sale is as follows:

                                                            AS OF  JUNE 30,
                                                          2005           2004
                                                        --------       --------

   Condominiums and townhomes                           $ 43,528       $ 26,132
   Single-family homes                                   147,327        114,269
   Land held for development or sale and
      improvements                                       398,290        161,265
   Inventory not owned                                    88,252         88,995
                                                        --------       --------
   Total real estate held for development and sale      $677,397       $390,661
                                                        ========       ========

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

Based on the provisions of FIN 46, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant deposit that is not unconditionally refundable, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIEs inventory will be reported as "Inventory Not Owned - Variable Interest Entities

At June 30, 2005, the Company consolidated thirteen VIEs as a result of its option to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these thirteen VIEs totaling $6,852,000. At June 30, 2004 the Company consolidated twenty-three VIEs as a result of its option to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these twenty-three VIEs totaling $7,683,000. The Company's deposits and any costs incurred prior to acquisition of the land or lots, represent our maximum exposure to loss. The fair value of the VIEs inventory will be reported as "Inventory Not Owned - Variable Interest Entities. The Company recorded $88,252,000 and $88,995,000 in Inventory Not Owned - Variable Interest Entities as of June 30, 2005 and June 30, 2004, respectively. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $79,585,000 and $81,992,000 at June 30, 2005 and 2004, respectively, was reported on the balance sheet as Obligations related to inventory not owned. Creditors, if any, of these VIEs have no recourse against the Company.

The Company will continue to secure land and lots using options. In addition to the deposits and other costs capitalized in connection with the VIEs above, the Company had total costs incurred to acquire land and lots at June 30, 2005 of approximately $27,448,000, including $17,812,000 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $510,181,000. The maximum exposure to loss is limited to deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

Sales status of residential properties completed or under construction is as follows:

                                                                          Balance at June 30,
                                                                        ------------------------
                                                                          2005           2004
                                                                        ------------------------
                                                                            (in thousands)

Under contract for sale ...........................................     $ 128,137      $  89,519
Unsold ............................................................        62,718         50,882
                                                                        ---------      ---------

Total residential properties completed or under construction.......     $ 190,855      $ 140,401
                                                                        =========      =========

NOTE 5.  PROPERTY AND EQUIPMENT

   Property and equipment consists of the following:

                                                         Balance at June 30,
                                                      -------------------------
                                                        2005             2004
                                                      -------------------------
                                                           (in thousands)

   Property and equipment .....................       $ 6,681           $ 5,233
   Less: accumulated depreciation .............        (3,261)           (2,070)
                                                      -------           -------

   Total property and equipment ...............       $ 3,420           $ 3,163
                                                      =======           =======

Depreciation expense, included in Other Costs and Expenses on the Company's Consolidated Statements of Operations, was $1,026,000, $673,000 and $449,000 during fiscal 2005, 2004 and 2003, respectively.

NOTE 6. DEBT OBLIGATIONS

The following table summarizes the components of the Company's outstanding Debt Obligations, including related party amounts.

                                                         FINAL          ANNUAL
                                                        MATURITY       EFFECTIVE     OUTSTANDING BALANCE AT
                                                          DATE         INTEREST             JUNE 30,
                                                      FISCAL YEAR        RATE          2004         2005
                                                      ------------------------------------------------------
                                                                                         (IN THOUSANDS)

Revolving credit facility, mortgage and other
   notes payable ............................           2008           variable       $399,030      $128,773
                                                                                      --------      --------

Convertible Subordinated 7% Note ............           2005               7%
                                                                                            --         1,000
Masterpiece Homes shareholders ..............           2005              --                --         1,879
                                                                                      --------      --------
Subtotal notes payable and amounts due to
   related parties ..........................                                               --         2,879
                                                                                      --------      --------

Promissory note (Realen acquisition) ........           2007             4.5%            4,926            --
Subordinated notes payable ..................           2006             4.5%            3,498            --
Property and Equipment ......................        2006-2009          4%-8%              976         1,139
                                                                                      --------      --------
Subtotal other notes payable ................                                         $  9,400      $  1,139
                                                                                      --------      --------

The maximum balance outstanding under the Revolving Credit Facility, Unsecured Bridge Loan, construction and inventory loan agreements at any month end during fiscal 2005, 2004 and 2003 was $451,302,000, $176,768,000 and $133,018,000,
respectively. The average month end balances of those obligations during fiscal 2005, 2004 and 2003 was approximately $365,509,000, $145,939,000 and
$115,490,000, respectively, bearing interest at an approximate average annual rate of 4.90%, 3.71% and 4.51% respectively.

REVOLVING CREDIT FACILITY

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc. as guarantor, entered into a Revolving Credit and Loan Agreement (the "Credit Agreement") for a $500 Million Senior Secured Revolving Credit and Letter of Credit Facility (the "Revolving Credit Facility") with various banks as lenders. The Revolving Credit Facility may be increased to $650,000,000 under certain circumstances. Under and subject to the terms of the Revolving Credit Facility, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for investment in joint ventures, for working capital and for such other appropriate purposes as may be approved by the lenders. Capitalized terms used below and not otherwise defined have the meanings set forth in the Revolving Credit Agreement. The Revolving Credit Facility replaces the Company's July 28, 2004 Bridge Loan Agreement with Wachovia Bank, N.A. The Company used approximately $388,000,000 of funds available under the Revolving Credit Facility to repay substantially all of the loans of the Company and its wholly owned subsidiaries from other banks and financial institutions and to acquire the real estate assets of Peachtree Residential Properties in Charlotte, North Carolina. Prior to the Revolving Credit Facility, the Company had mortgage obligations with various lending institutions that were repaid at a predetermined percentage (approximately 85% on average) of the selling price of a unit when a sale is completed. The repayment percentage varied from community to community and over time within the same community.

At June 30, 2005, there was $394,000,000 outstanding under the Revolving Credit Facility. In addition, approximately $40,000,000 of letters of credit and other assurances of the availability of funds have been provided under the Revolving Credit Facility.

The Revolving Credit Facility has an initial three-year term and borrowings and advances bear interest on a per annum basis equal to LIBOR Market Index Rate plus a non-default variable spread ranging from 175 basis points to 237.5 basis points, depending upon the Company's leverage ratio. The Revolving Credit Facility may be extended for an additional one year period with the approval of the lenders and payment of an extension fee. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. The June 30, 2005 interest rate was 5.72% which includes the 237.5 basis point spread.

At June 30, 2005, the Company had approximately $66,100,000, of borrowing capacity under its secured revolving credit facility of which approximately $22,500,000 was available to be drawn based upon the Company's borrowing base after repayment of $29,000,000 made within one week subsequent to year end. Obligations under residential property and construction loans amounted to $399,030,000 and $128,773,000 at June 30, 2005 and 2004, respectively. The LIBOR and prime rate of interest at June 30, 2005 were 3.34% and 6.25%, per annum, respectively.

Under the Revolving Credit Facility, the total amount of loans and advances outstanding at any time may not exceed the lesser of the then-current Borrowing Base Availability or the Revolving Sublimit of $500,000,000. The Revolving Sublimit initially, under certain circumstances, may be increased to up to $650,000,000. The Borrowing Base Availability is based on the lesser of the appraised value or cost of real estate owned by the Company that has been admitted to the borrowing base. Various conditions must be satisfied in order for real estate to be admitted to the borrowing base, including that a mortgage in favor of lenders has been delivered to the agent for lenders and that all governmental approvals necessary to begin development of for-sale residential housing, other than building permits and certain other permits the Company in good faith believes will be issued within 120 days, have been obtained. Depending on the stage of development of the real estate, the loan to value or loan to cost advance rate ranges from 50% to 90% of the appraised value or cost of the real estate, whichever is less.

As security for all obligations of the Company to lenders under the Revolving Credit Facility, lenders have a first priority mortgage lien on all real estate admitted to the borrowing base. In addition, Orleans Homebuilders, Inc. has guaranteed the obligations of the borrowers to lenders pursuant to a Guaranty executed by Orleans Homebuilders, Inc. on December 22, 2004. Under the Guaranty, Orleans Homebuilders, Inc. has granted lenders a security interest in any balance or assets in any deposit or other account Orleans Homebuilders, Inc. has with any lender.

The Company is required to maintain certain financial ratios and customary covenants as set forth in the Revolving Credit Facility.

OTHER SECURED BORROWINGS

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

As part of the acquisition of Realen Homes, the Company assumed a $70,000,000 secured credit facility. On December 22, 2004, the $70,000,000 secured credit facility was replaced with part of the proceeds of the Revolving Credit Facility mentioned above. Interest on the secured credit facility was payable monthly at a rate based upon the agent lender's prime rate. The Company had an option to convert all or a portion of the outstanding secured credit facility to a fixed rate facility at 30-day LIBOR plus 187.5 basis points to 250 basis points per annum in accordance with the lender's pricing formula. The average outstanding debt and interest rate under the secured credit facility during the Company's term was $70,000,000 and 4.25%, respectively.

NOTES PAYABLE AND AMOUNTS DUE TO RELATED PARTIES

Included in Notes Payable and Amounts Due to Related Parties at June 30, 2004 is a balance due of $1,000,000 under a Convertible Subordinated 7% Note dated August 8, 1996 issued to Jeffrey P. Orleans. This note was convertible into Orleans Homebuilders, Inc. common stock at $1.50 per share. In December 2004 and in accordance with the Company's Convertible Subordinated 7% Note issued to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, the final installment due of $1,000,000 was converted at $1.50 per share, into 666,668 shares of the Company's common stock.

As partial consideration for the October 13, 2000 acquisition of PLC, the Company issued $1,000,000 of subordinated promissory notes to certain former PLC shareholders. The Company, via certain employment agreements entered into as a result of the acquisition, currently employs a majority of the former PLC shareholders. The promissory notes bore interest, payable quarterly, at the prime rate, subject to a cap of 10% and a floor of 8% with principal payable on the anniversary date of the note in four equal installments. The notes earned 8% interest since inception. During fiscal 2004, the Company repaid the remaining outstanding balance of $500,000 of the Subordinated Promissory Notes to the former PLC shareholders.

Also included in Notes Payable and Amounts Due to Related Parties at June 30, 2004 is $1,870,000 due to the former shareholders of Masterpiece Homes related to the acquisition of Masterpiece Homes on July 28, 2003. The terms of the stock purchase agreement and the employment agreement with the president of Masterpiece Homes resulted in the Company paying $2,130,000 in January 2005 of which $1,420,000 is part of the purchase price and $710,000 is part of, and contingent upon, the employment agreement. As part of the employment agreement with the president of Masterpiece Homes, the Company expensed $260,000 and $450,000 during the fiscal years ending June 30, 2005 and 2004, respectively. At

June 30, 2005, there were no liabilities remaining to be paid to the former shareholders of Masterpiece Homes in connection with the acquisition of Masterpiece Homes.

OTHER NOTES PAYABLE

The Other Notes Payable of $9,400,000 as of June 30, 2005 is primarily comprised of a promissory note of the Company issued to the former owners of Realen Homes, in connection with the acquisition, a subordinated note payable assumed in the acquisition of Realen Homes, and payable to the former owners of Realen Homes, and a note executed in December of 2003 by the Company to finance the purchase of a 6.25% ownership interest in a corporate jet. The promissory note of the Company issued to the former owners of Realen Homes in connection with the acquisition is a $5,000,000 note with interest at 3% payable on July 28, 2006. The Company evaluated the note in accordance with APB No. 21 "Interest on Receivables and Payables" and determined that it was a below market rate note. In accordance with APB 21, the Company estimated, based on current market conditions that the Company would likely have been able to obtain similar fixed-rate financing from a third party at approximately 150 basis points higher than the note actually obtained. The Company imputed interest on the note at 4.5% and reduced the carrying value of the note from $5,000,000 to $4,863,000. The discounted balance outstanding at June 30, 2005 is $4,926,000. The subordinated note payable assumed in the acquisition of Realen Homes and payable to the former shareholders of Realen Homes is payable on a quarterly basis beginning October 1, 2004 at $162,500 per quarter with the final outstanding principle balance of $3,250,000 due October 1, 2005. The balance outstanding on the subordinated note at June 30, 2005 is $3,498,000 The note executed to finance the purchase of an interest in a corporate jet is payable monthly with an interest rate of LIBOR plus 360 basis points. The term of the note is five years with a balloon payment of $686,000 due in December 2008. The balance outstanding on the note executed to finance the purchase of an interest in a corporate jet at June 30, 2005 and 2004 is $937,000 and $1,012,000,
respectively. The remaining balance included in Other Notes Payable at June 30, 2005 and 2004 is primarily comprised of market rate notes to finance the purchase of vehicles used in the operations of the Company.

In June 1997, the Chester County Industrial Development Authority issued bonds in the amount of $1,855,000 and loaned the proceeds thereof to a subsidiary of the Company. The proceeds from this obligation were used to construct and operate a waste water spray irrigation facility, which is servicing the Company's Willistown Chase community in Chester County, Pennsylvania. In November 2002, the Company repaid the entire outstanding principal balance of the bonds plus accrued interest. In connection with the repayment, the Company incurred a loss of approximately $61,000 as a result of the write-off of the remaining un-amortized loan costs. Such amount is included in Interest Incurred on the Company's Consolidated Statement of Operations for the fiscal year 2003.

The following table summarizes the Company's outstanding debt obligations as of June 30, 2005 and the effect such obligations are expected to have on the Company's liquidity and cash flow in future periods. For mortgage and other note obligations, payments due by period are shown based on the expiration date of the loan while the Revolving Credit Facility is secured by the assets of the Company and matures on December 22, 2007.

SCHEDULE OF DEBT MATURITIES
                                            TOTAL         2006          2007          2008          2009
                                          --------      --------      --------      --------      --------
Revolving Credit Facility, mortgage,
   and other note obligations ......      $399,030      $  2,642      $  2,388      $394,000      $     --
Other notes payable ................         9,400         3,511         5,082            86           721
                                          --------      --------      --------      --------      --------
                                          $408,430      $  6,153      $  7,470      $394,086      $    721
                                          ========      ========      ========      ========      ========

NOTE 7. REDEEMABLE COMMON STOCK

In connection with the Company's acquisition of PLC on October 13, 2000, the Company issued 300,000 shares of common stock of the Company to the former shareholders of PLC. At any time after July 31, 2005 and for a period from then until 30 days after the Company gives notice, the former shareholders of PLC have the right to cause the Company to repurchase the common stock issued in the acquisition still held by the shareholders at a price of $3.33 per share. As of June 30, 2005, the former shareholders of PLC have sold 105,208 of these shares of the Company's Common Stock, thereby reducing the number of shares of redeemable common stock in connection with the PLC acquisition to 194,792 shares.

In connection with the Company's acquisition of Masterpiece Homes on July 28, 2003 (see Note 2), the Company sold 30,000 shares of common stock of the Company to the president of Masterpiece Homes at $8 per share. The president of Masterpiece Homes has the right to cause the Company to repurchase these shares of common stock at $8 per share by giving notice to the Company no later than the earlier of December 31, 2006 or 30 days after termination of his employment, as specified in his employment agreement. As of June 30, 2005, the President of Masterpiece Homes had not sold any of these shares.

NOTE 8. PREFERRED STOCK

On October 20, 1998, the Company issued 100,000 shares of Series D Preferred Stock to Jeffrey P. Orleans in exchange for an aggregate amount of $3,000,000 in Company notes formerly held by Mr. Orleans. The Series D Preferred Stock was issued from an aggregate of 500,000 shares of Preferred Stock authorized. The Series D Preferred Stock has a liquidation value of $3,000,000, or $30.00 per share, and required annual dividends of 7% of the liquidation value. The dividends were cumulative and were payable quarterly on the first day of March, June, September and December. The Series D Preferred Stock was redeemable by the Company at any time after December 31, 2003, in whole or in part, at a cash redemption price equal to the liquidation value plus all accrued and unpaid dividends on such shares to the date of redemption.

On December 29, 2003 and in accordance with the conversion features of the Company's Series D Preferred Stock, liquidation value of $3,000,000, held by Mr. Orleans, the Series D Preferred Stock was converted, at $1.50 per share, into 2,000,000 shares of the Company's common stock.

NOTE 9. INCOME TAXES

   The provision (benefit) for income taxes is summarized as follows:

                                                                      FOR THE YEAR ENDED JUNE 30,
                                                                      ---------------------------
                                                                            (IN THOUSANDS)
                                                                   2005           2004           2003
                                                                 --------       --------       --------

   Current ....................................................  $ 35,748       $ 26,863       $ 18,609
   Deferred ...................................................      (349)        (2,220)          (851)
                                                                 --------       --------       --------

     Total provision (benefit) for income taxes ...............  $ 35,399       $ 24,643       $ 17,758
                                                                 ========       ========       ========

The differences between taxes computed at federal income tax rates and amounts provided for continuing operations are as follows:

                                                                      FOR THE YEAR ENDED JUNE 30,
                                                                      ---------------------------
                                                                   2005           2004           2003
                                                                 --------       --------       --------
                                                                             (IN THOUSANDS)

Amount computed at statutory rate .............................  $ 31,844       $ 21,953       $ 15,319
State income taxes, net of federal tax benefit ................     4,256          2,780          2,529
Qualified production activities income deduction ..............      (320)            --             --
Other, net ....................................................      (381)           (90)           (90)
                                                                 --------       --------       --------

  Total provision (benefit) for income taxes ..................  $ 35,399       $ 24,643       $ 17,758
                                                                 ========       ========       ========


The American Jobs Creation Act of 2004 provided for a special deduction for Qualified Production Activities, which will be applicable to the Company's homebuilding operations. The statue provides for a special additional deduction on qualified expenditures subject to certain limitations. The deduction phases in over a period of time with the allowable percentage of 3.0% in tax years 2005 and 2006, 6.0% in tax years ended 2007-2009 and 9.0% thereafter. Pursuant to FSP FAS 109-1, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. As discussed in
Note 2, the Company files a consolidated tax return on a calendar year basis and, accordingly, began applying the special deduction effective January 1, 2005. Its expected impact was and will be to lower the effective tax provision in the periods in which the deduction may be claimed and that this benefit will increase as the deduction is phased in under the statute.

Deferred income taxes reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." The principal components of the Company's net deferred tax asset of $2,802,000 and $2,453,000, respectively at June 30, 2005 and June 30, 2004, are temporary differences arising from the deferral of deductions for accrued compensation until paid, generally the following year, and from interest and real estate taxes incurred prior to commencing active construction being capitalized for financial reporting purposes while being expensed for tax purposes and the deferral of certain common improvement costs. In addition, temporary differences arise from net realizable value adjustments recognized for financial reporting purposes, but not for tax purposes. These temporary differences reverse ratably as the communities sell out.

The principal items making up the deferred income tax provisions (benefits) from continuing operations are as follows:

                                                                          2005         2004           2003
                                                                        -------       -------       -------
                                                                                   (in thousands)

Deferred provision (benefit) for income taxes:
Interest and real estate taxes ......................................   $ 2,307       $  (756)      $  (528)
Difference in tax accounting for land and property sales, net .......      (500)         (814)         (182)
Accrued expenses ....................................................       324           187          (168)
Income from joint ventures ..........................................        14            18             5
Deferred compensation ...............................................    (1,193)         (982)         (231)
Depreciation and goodwill amortization ..............................    (1,294)          120           272
State taxes .........................................................        (7)            7           (19)
                                                                        -------       -------       -------
Total benefit for income taxes ......................................   $  (349)      $(2,220)      $  (851)
                                                                        =======       =======       =======

The components of the net deferred tax asset consisted of the following:

                                                       BALANCE AT JUNE 30,
                                                      2005             2004
                                                    -------          -------
                                                          (in thousands)
Gross deferred tax liabilities:
Capitalized interest and real estate taxes          $(3,814)         $(1,507)
State income taxes                                   (1,300)          (1,307)
Other                                                (1,427)            (688)
                                                    -------          -------
   Gross deferred tax liabilities                    (6,541)          (3,502)
                                                    -------          -------

Less gross deferred tax assets:
Reserve for books, not for tax                        1,664              370
Partnership income                                      102              116
Bonus accruals                                        4,038            2,809
Employment contracts                                     11               90
Vacation accrual                                        132               90
Warranty and Inventory adjustments                    2,816            2,316
Other                                                   580              164
                                                    -------          -------
   Total gross deferred tax assets                    9,343            5,955
                                                    -------          -------
      Net deferred tax assets (liabilities)         $ 2,802          $ 2,453
                                                    =======          =======

Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. SFAS No. 109 requires the Company to record a valuation allowance when it is "more likely than not that some portion or all of the deferred tax assets will not be realized." It further states "forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years." The Company does not have a valuation allowance for deferred tax assets at June 30, 2005. The ultimate realization of certain tax assets depends on the Company's ability to generate sufficient taxable income in the future, including the effects of future anticipated arising/reversing temporary differences.

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

In July 2003, as part of an employment agreement with the president of Masterpiece Homes, the Company granted stock options to purchase 45,000 shares of the Company's common stock at $10.64 per share. The Company accounted for the issuance of this grant under the fair value recognition provision of SFAS No. 123.

In October 2003, the Board of Directors adopted the Orleans Homebuilders, Inc. Stock Award Plan (the "Stock Award Plan"). The Stock Award Plan provides for the grant of stock awards of up to an aggregate of 400,000 shares of the Company's common stock. The Stock Award Plan allows for the payment of all or a portion of the incentive compensation awarded under the Company's bonus compensation plans to be paid by means of a transfer of shares of common stock. The plan has a ten year life and is open to all employees of the Company and its subsidiaries. As of June 30, 2005, the Company has awarded 141,778 shares of the Company's common stock under the Stock Award Plan.

On August 26, 2004, the board of directors of the Company adopted the Orleans Homebuilders, Inc. 2004 Omnibus Stock Incentive Plan, (the "2004 Stock Incentive Plan"), which is intended to function as an amendment, restatement and combination of all stock option and award plans of the Company other than the Orleans Homebuilders, Inc. Stock Award Plan. On August 26, 2004, the Company granted to an executive officer an option to acquire 20,000 shares of Common Stock and granted to a non-executive officer an option to acquire 7,500 shares of Common Stock. The options vest in four equal annual installments starting June 2005, and have an exercise price of $21.60 per share, the fair market value on the date of grant, and expire in 2014.

The option price per share under all plans is established at the fair market value on the date of each grant. Total outstanding options under all stock option plans as of June 30, 2005 aggregated 445,000 options to purchase shares of Common Stock of the Company at prices ranging from $1.19 to $21.60 per share. All options expire between September 2005 and August 2014. The plans (other than the Stock Award Plan) were rolled into the 2004 Stock Incentive Plan.

Prior to July 1, 2002, the Company accounted for its stock compensation plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Effective in fiscal 1997 the Company adopted the provisions of SFAS No. 123, "Accounting for Stock Based Compensation" and, as permitted, the Company elected to continue to utilize the intrinsic value method and not to charge the fair value of such options as earned directly to the financial statements but to disclose the effects of such a charge. In December 2002 the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148") which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of this Statement are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of the Statement are effective for interim periods beginning after December 15, 2002. Thus, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively to all stock awards granted, modified, or settled after July 1, 2002. Awards under the Company's plans generally have an exercise price equal to the fair market value of the underlying common stock on the date of grant, and generally vest over a four year period.

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

In connection with the acquisition of Masterpiece Homes on July 28, 2003 the Company granted 45,000 stock options to Bob Fitzsimmons. The fair value of the stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model assuming a risk-free interest rate of 4%, an expected volatility factor of the Company's common stock of 61.72%, and an expected life of 9 years. The weighted average fair value of the option grant was $7.52. The total fair market value of the stock option grant was approximately $338,000 of which $120,000 and $146,000 was recorded as compensation expense for the fiscal years ended June 30, 2005 and 2004, respectively.

Only 50,000 options were unvested as of the adoption date of SFAS No.123 and SFAS No. 148 and all grandfathered APB25 grants were fully vested as of June 30, 2003. As such, the adoption of SFAS No. 123 and SFAS No. 148 did not have a material impact on the financial position or results of operations of the Company. In addition, the Company did not grant any stock options during the fiscal year ended June 30, 2003 and, as a result, the Company's net income available for common shareholders as reported and on a pro forma basis is the same for the fiscal year ended June 30, 2003.

The following summarizes stock option activity for the Company's stock option plans during the three years ended June 30:


                                                   2005                           2004                           2003
                                                   ----                           ----                           ----
                                                         Weighted                        Weighted                       Weighted
                                                         Average                         Average                        Average
                                         Number          Exercise         Number         Exercise        Number         Exercise
                                       of Options         Price         of Options        Price        of Options         Price
                                       ----------        --------       ----------       --------      ----------       --------

Outstanding, beginning of year .....     627,500         $  2.07         637,500          $ 1.53          677,500          $1.49
Granted ............................      27,500           21.60          45,000           10.64               --             --
Exercised ..........................    (210,000)           2.10         (55,000)           2.81          (40,000)         0. 92
Cancelled ..........................          --              --              --              --               --             --
                                        --------                        --------                         --------
Outstanding, end of year ...........     445,000            3.26         627,500            2.07          637,500           1.53
                                        ========                        ========                         ========
Exercisable, end of year ...........     394,375         $  1.39         582,500          $ 1.41          637,500          $1.53
                                        ========                        ========                         ========

Available for grant, end of year ...      22,500                              --                               --
                                        --------                        --------                         --------

The following table summarizes information about stock options outstanding at June 30, 2005:

                                            WEIGHTED
                                             AVERAGE
                                            REMAINING         WEIGHTED
                                           CONTRACTUAL        AVERAGE                               WEIGHTED
  RANGE OF EXERCISE         NUMBER            LIVES           EXERCISE            NUMBER             AVERAGE
       PRICES             OUTSTANDING      (IN YEARS)          PRICE            EXERCISABLE       EXERCISE PRICE
------------------------------------------------------------------------------------------------------------------

   $ 1.19 - $ 1.50             365,000          1.8           $  1.37             365,000             $ 1.37
   $ 1.63 - $ 2.06              22,500           .6           $  1.70              22,500             $ 1.70
      $ 10.64                   30,000          8.1           $ 10.64                  --                 --
      $ 21.60                   27,500          9.2           $ 21.60               6,875            $ 21.60
                              --------                        -------            --------           --------
   $ 1.19 - $ 21.60            445,000                        $  2.07             394,375             $ 1.74

EMPLOYEE COMPENSATION

The Company has a bonus compensation plan for its executive officers and key employees calculated at eight percent of its consolidated operating profits before taxes and excluding nonrecurring items, income or loss arising from extraordinary items, discontinued operations, debt repurchased at a discount, and the amount of awards under the bonus compensation plan ("Pre-Tax Profits"). Three percent of the Pre-Tax Profits are awarded as an incentive to the Chairman and one and one-half percent is awarded to the President and Chief Operating Officer. The remaining approximately three and one-half percent of the Pre-Tax Profits is awarded at the discretion of the Chairman in consultation with the President to other executive officers and key employees whose performance merits recognition under goals and policies established by the Board of Directors. The Compensation Committee of the Board of Directors approves these bonus awards. Certain regional employees not participating in the bonus compensation plan are awarded bonuses calculated at up to eight percent of operating profits before taxes at a regional level. Additionally, certain employees are awarded bonuses at the discretion of senior management. The total amount of bonus compensation charged to selling, general and administrative expense under these plans was $10,343,000, $7,308,000, and $4,364,000 for the three years ended June 30, 2005,
2004 and 2003, respectively.

In connection with the Masterpiece Homes acquisition on July 28, 2003, and under an employment agreement with the president of Masterpiece Homes, contingent payments representing 25% of the pretax profits of Masterpiece Homes for the calendar years ended December 31, 2004, 2005 and 2006 are payable to the president of Masterpiece Homes. Estimated contingent payments under the employment agreement of approximately $816,000 were accrued for at June 30, 2005 and approximately $1,584,000 and $833,000 was charged to selling, general and administrative expense during the fiscal years ended June 30, 2005 and 2004, respectively.

In connection with the acquisition of PLC on October 13, 2000, contingent payments representing an aggregate of 50% of PLC's pretax profits in excess of $1,750,000 for each of the fiscal years ended June 30, 2001, 2002 and 2003, are payable to certain of the former PLC shareholders. The contingent payments are subject to an aggregate cumulative pay-out limitation of $2,500,000. Through June 30, 2003, the contingent payments earned based on PLC's share of the pretax profits reached the cumulative payout limitation of $2,500,000. Contingent payments of approximately $577,000 were earned and accrued for in fiscal 2003. Contingent payments charged to intangible assets and goodwill amounted to $462,000 for fiscal 2003. The remaining portion of the contingent payments was charged to selling, general and administrative expense.

401(K) PLAN

Effective June 1, 2005, the Company combined its own and all of the 401(k) plans that it inherited through acquisitions, as well as its existing 401(k) plan, into a single consolidated plan, the Orleans Homebuilders, Inc. 401(k) Plan (the "OHB 401(k) Plan"). The OHB 401(k) Plan allows employees to participate in the plan after attaining age 21 and completing one year of continuous service with the Company. All employer contributions immediately vest under the OHB 401(k) Plan. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf of up to 50% of the participant's eligible annual contribution up to 6%.

The Company made gross contributions to the combined, predecessor, and acquired plans aggregating $643,000, $570,000, and $286,000 for the three years ended June 30, 2005, 2004, and 2003, respectively.

NOTE 11. EARNINGS PER SHARE COMPUTATION

The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three years ended June 30, 2005, 2004 and 2003, respectively, are shown in the following table.

                                                                                       FOR YEAR ENDED JUNE 30
                                                                                2005            2004           2003
                                                                              -------         -------         -------
                                                                                           (in thousands)
Total common shares issued ..................................................  18,362          15,325          13,029
Shares not issued, but unconditionally issuable (1) .........................      24              88             154
Less: Average treasury shares outstanding ...................................     408             629             742
                                                                              -------         -------         -------
Basic EPS shares ............................................................  17,978          14,784          12,441
Effect of assumed shares issued under treasury stock method for stock
  options ...................................................................     495             567             542
Effect of assumed conversion of $3,000,000 Convertible Subordinated
  7% Note ...................................................................     336             996           1,669
Effect of assumed conversion of $3,000,000 Series D Preferred Stock .........      --             989           2,000
                                                                              -------         -------         -------
Diluted EPS shares ..........................................................  18,809          17,336          16,652
                                                                              =======         =======         =======
Net income available for common shareholders ................................ $55,584         $37,975         $27,087
Effect of assumed conversion of $3,000,000 Convertible Subordinated
  7% Note ...................................................................      22              65             109
Effect of assumed conversion of $3,000,000 Series D Preferred Stock .........      --             104             210
                                                                              -------         -------         -------
 Adjusted net income for diluted EPS ........................................ $55,606         $38,144         $27,406
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

NOTE 12. COMMITMENTS AND CONTINGENCIES

GENERAL

At June 30, 2005, the Company had outstanding bank letters of credit, surety bonds and financial security agreements amounting to $146,362,000 as collateral for completion of improvements at various developments of the Company.

At June 30, 2005 the Company had agreements to purchase land and approved homesites aggregating approximately 9,690 building lots with purchase prices totaling approximately $596,618,000. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

In January 1983, the New Jersey Supreme Court rendered a decision known as the "Mount Laurel II" decision, which has the effect of requiring certain municipalities in New Jersey to provide housing for persons of low and moderate income. In order to comply with such requirements, municipalities in New Jersey may require developers, including the Company, in connection with the development of residential communities, to contribute funds or otherwise assist in the achievement of the municipalities' fair share of low or moderate-income housing. The Company currently has a commitment with various municipalities in New Jersey for affordable housing contributions totaling approximately $4,055,000, payable in installments through June 2010.

PERSONAL INJURY

In January 2003, a settlement in the amount of $9,000,000 was reached in an action brought against the Company, as defendant, arising out of an injury to a workman who was injured during the construction phase of a home at a Company project located in Newtown, Bucks County, Pennsylvania. The settlement, which was amended in June 2003, will be paid entirely by the Company's liability insurance carrier.

In connection with the settlement, a lump sum payment of approximately $5,600,000 was paid to the plaintiff. In addition, payment in the amount of approximately $1,300,000 is to be placed in a structured settlement annuity which shall tender payments to the plaintiff, or the plaintiff's designated beneficiary in the event of the death of the plaintiff, in the amount of $5,000 per month through 2033, such payment increasing annually by three percent. Further, a payment of approximately $2,100,000 is to be placed, by the insurance carrier, in a structured settlement annuity which shall tender payments to the plaintiff in the amount of $120,000 per year beginning September 2003 and annually thereafter until the death of the plaintiff.

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

The Company has agreed to pay plaintiffs' attorneys' fees and costs of $445,000. The Company has reached a settlement with its insurer to partially cover the costs of the settlement. During fiscal 2003, the Company accrued estimated costs of approximately $500,000, net of insurance proceeds, in connection with the settlement agreement. At June 30, 2005 and 2004 the Company has approximately $110,000 and $350,000, respectively, accrued to cover the remaining costs of the aforementioned remediation.

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

WARRANTY COSTS

The Company accrues the cost for warranty and customer satisfaction into the cost of its homes as a liability at closing for each unit based on the Company's individual budget per unit. These liabilities are reviewed on a quarterly basis and generally closed to earnings within 9 to 12 months for unused amounts with any excess amounts expensed as identified as a change in estimate.

Many of the items relating to workmanship are completed by the existing labor force utilized to construct the other new homes in that community and are therefore already factored into the labor and overhead cost to produce each home. Any significant material defects are generally under warranty with the Company's supplier. The Company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings (e.g., mold litigation).

Generally, the Company provides all of its homebuyers with a limited one year warranty as to workmanship. Under certain circumstances, this warranty may be extended to two years. In practice, the Company may extend this warranty period with the ultimate goal of satisfying the customer. In addition, the Company enrolls all of its homes in a limited warranty program with a third party provider (with the premium paid for this program included in the individual units budgets described above). This limited warranty program generally covers certain defects for periods of one to two years and major structural defects for up to ten years and actual costs incurred are paid for by the third party provider.

The Company's warranty and customer satisfaction costs are charged to cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. The amount charged to additions represents warranty and customer satisfaction costs factored into the cost of each home. The amount recorded as charges incurred represents the actual warranty and customer satisfaction cost incurred for the period presented.

                                                        FOR THE YEAR ENDED
                                                             JUNE 30,
                                                          (IN THOUSANDS)
                                                     ------------------------
                                                       2005             2004
                                                     -------          -------
   Balance at beginning of fiscal year ............  $ 1,570          $ 1,674
   Warranty costs accrued .........................    5,912            2,471
   Realen Homes warranty reserve at acquisition ...      987               --
   Actual warranty costs incurred .................   (4,462)          (2,575)
                                                     -------          -------
   Balance at end of fiscal year ..................  $ 4,007          $ 1,570
                                                     =======          =======

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

NOTE 13. QUARTERLY FINANCIAL DATA (UNAUDITED)
Unaudited summarized financial data by quarter for 2005 and 2004 are as follows (in thousands, except per share data):

                                                                            THREE MONTHS ENDED
                                                                            ------------------
FISCAL 2005                                            SEPTEMBER 30       DECEMBER 31      MARCH 31       JUNE 30
-----------                                            ------------       -----------      --------       -------
Residential property revenues                             $ 138,312         $ 178,278    $ 198,120       $396,294
Gross profit                                                 28,721            36,324       37,597         81,356
Net income available for common shareholders                  8,202             8,230       10,573         28,579
Net earnings per share:
Basic                                                       $  0.47           $  0.47      $  0.58        $  1.54
Diluted                                                     $  0.44           $  0.44      $  0.56        $  1.51

FISCAL 2004
-----------
Residential property revenues                               $98,383         $ 121,481    $ 114,563       $206,318
Gross profit                                                 23,574            26,311       27,623         46,270
Net income available for common shareholders                  7,465             7,414        7,819         15,277
Net earnings per share:
Basic                                                       $  0.58           $  0.57      $  0.49        $  0.87
Diluted                                                     $  0.45           $  0.45      $  0.45        $  0.82

Item 9.     Changes in and Disagreements with Accountants on Accounting and
-------     Financial Disclosure.
            ---------------------------------------------------------------

            There are no matters required to be reported hereunder.

Item 9A.    Controls and Procedures.
--------    -----------------------

DISCLOSURE CONTROLS AND PROCEDURES
----------------------------------

            The Company's management, with the participation of the Company's Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------

            There has been no change in the Company's control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
-----------------------------------------------------------------

            The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.

            The Company's management with the participation of the Company's Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's evaluation under the framework in Internal Control -- Integrated Framework, the Company's management concluded that the Company's internal control over financial reporting was effective as of June 30, 2005.

            Management's assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included at page 53 in this Annual Report on Form 10-K.

Item 9B.    Other Information.
-------     ------------------
            There are no matters required to be reported hereunder

                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of the Registrant.
--------    ---------------------------------------------------

            Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2005

Item 11.    Executive Compensation.
--------    -----------------------

            Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2005

Item 12.    Security Ownership of Certain Beneficial Owners and Management and
-------     Related Stockholder Matters.
            -------------------------------------------------------------------

            Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2005

Item 13.    Certain Relationships and Related Transactions.
--------    -----------------------------------------------

            Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2005.

Item 14.    Principal Accountant Fees and Services.
--------    ---------------------------------------

            Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2005.

                                     PART IV
Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
--------    -----------------------------------------------------------------

            (a) Financial Statements and Financial Statement Schedules

                  1. Financial Statements
                     ---------------------

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

2.2 Stock Purchase Agreement among Orleans Homebuilders, Inc., Masterpiece Homes, Inc., Robert Fitzsimmons, the David R. Robinson Trust and David
         R. Robinson (incorporated by reference to Exhibit 2.1 to the Company's Form 10-Q for the period ended September 30, 2003).

2.3 Purchase Agreement dated as of July 28, 2004 among Orleans Homebuilders, Inc., Realen Homes, L.P., Realen General Partner, LLC, DB Homes Venture, L.P., DeLuca Enterprises, Inc. DeLuca Sub., Inc., BPG Real Estate Investors-B, L.P., Berwind Property Group, Ltd., and Berwind Property Group, Inc. (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed with the Securities and Exchange Commission on August 11, 2004).

2.4 Stock Purchase Agreement among Orleans Homebuilders, Inc., Masterpiece Homes, Inc., Robert Fitzsimmons, the David R. Robinson Trust and David
         R. Robinson (incorporated by reference to Exhibit 2.1 to the Company's Form 10-Q for the period ended September 30, 2003).

3.1 Certificate of Incorporation of the Company, as amended, as effective December 3, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on February 14, 2005).

3.2 By-Laws of the Company, as amended as of August 26, 2004 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 7, 2004).

10.1** Form of Indemnity Agreement executed by the Company with Directors of the Company (incorporated by reference to Exhibit B to the Company's Proxy Statement with respect to its 1986 Annual Meeting of Stockholders).

10.2** Employment Agreement between the Company and Jeffrey P. Orleans, dated June 26, 1987 (incorporated by reference to Exhibit 10.2 to the Form S-1).

10.3** Employment Agreement between the Company and Robert Fitzsimmons (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

10.4 $39,040,921 Mortgage Note dated November 7, 2003 by Orleans at Lambertville, LLC in favor of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.8 of the Company's Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.5 Construction Loan Agreement dated November 7, 2003 by and between Wachovia Bank, National Association and Orleans at Lambertville, LLC (incorporated by reference to Exhibit 10.9 of the Company's Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.6 Third Allonge and Modification to Master Loan Agreement and Other Loan Documents dated September 22, 2003 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.14 of the Company's Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.7 Fourth Allonge and Modification to Master Loan Agreement and Other Loan Documents dated November 18, 2003 by and among Parker & Lancaster Corporation, Parker & Orleans Homebuilders, Inc. and Bank of America, N.A. (incorporated by reference to Exhibit 10.15 of the Company's Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.8 Loan Modification Agreement (Master Line) dated November 11, 2003 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., the Company, and South Trust Bank. (incorporated by reference to
         Exhibit 10.31 of the Company's Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.9 Bridge Loan Agreement dated July 28, 2004 by and among Orleans, Inc. and Wachovia Bank incorporated by reference to Exhibit 10.32 of the Company's Form 10-K for the fiscal year ended June 30, 2004).

10.10 First Amendment to the Bridge Loan Agreement made by and among Orleans Homebuilders, Inc. and Wachovia National Bank dated November 17, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 19,
         2004).

10.11 Revolving Credit Loan Agreement among Greenwood Financial, Inc. and certain other subsidiaries of Orleans Homebuilders, Inc., Orleans Homebuilders, Inc. and Wachovia Bank, National Association and certain other lenders, dated December 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 29, 2004).

10.12 Guaranty by Orleans Homebuilders, Inc., dated December 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 29,
         2004).

10.13** Stock Award Plan (incorporated by reference to Appendix B to the Company's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 27, 2003).

10.14** 2004 Omnibus Stock Incentive Plan and form of option grant (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 6, 2004).

10.15**  Form of Restricted Stock Award Agreement (incorporated by reference to
         Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 10, 2005).

21*      Subsidiaries of the Registrant.

23.1*    Consent of PricewaterhouseCoopers LLP.

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

31.3     * Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
         2002.

32.1*    Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
         2002.

32.2*    Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
         2002.

32.3*    Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of
         2002.

______________

*  Exhibits included with this filing.

** Management contract or compensatory plan or arrangement

                                   SIGNATURES
                                       and
                                POWER OF ATTORNEY


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORLEANS HOMEBUILDERS, INC.


By:  Jeffrey P. Orleans                                       September 9, 2005
     -------------------------
     Jeffrey P. Orleans,
     Chairman of the Board and
     Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



Jeffrey P. Orleans                                            September 9, 2005
--------------------------------------
Jeffrey P. Orleans
Chairman of the Board and
Chief Executive Officer

Benjamin D. Goldman                                           September 9, 2005
--------------------------------------
Benjamin D. Goldman
Vice Chairman and Director

Jerome Goodman                                                September 9, 2005
--------------------------------------
Jerome Goodman
Director

Robert N. Goodman                                             September 9, 2005
--------------------------------------
Robert N. Goodman
Director

Andrew N. Heine                                               September 9, 2005
--------------------------------------
Andrew N. Heine
Director

David Kaplan                                                  September 9, 2005
--------------------------------------
David Kaplan
Director

Lewis Katz                                                    September 9, 2005
--------------------------------------
Lewis Katz
Director

Robert M. Segal                                               September 9, 2005
--------------------------------------
Robert M. Segal
Director

John W. Temple                                                September 9, 2005
--------------------------------------
John W. Temple
Director

Michael T. Vesey                                              September 9, 2005
--------------------------------------
Michael T. Vesey
President and Chief Operating Officer

Joseph A. Santangelo                                          September 9, 2005
--------------------------------------
Joseph A. Santangelo
Chief Financial Officer,
Treasurer and Secretary

                                  EXHIBIT INDEX

21*      Subsidiaries of the Registrant.

23.1*    Consent of PricewaterhouseCoopers LLP.

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