Form 10-K/A
period 2005-06-30
ORLEANS HOMEBUILDERS INC
filed 2005-09-16
CIK 38570

                                  FORM 10-K/A
                                (AMENDMENT NO. 1)

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
             (Exact name of registrant as specified in its charter)

                                                                         One Greenwood Square, #101
                                                                              3333 Street Road
               Delaware                       59-0874323                    Bensalem, PA  19020
    --------------------------------      -------------------     ----------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer        (Address of Principal Executive Office)
    incorporation or organization)        Identification No.)


                                 (215) 245-7500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
         Title of Each Class                            on which Registered
---------------------------------------               -----------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                               YES  X    NO
                                   ---      ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

                                EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K is being filed solely for the purpose of filing as Exhibit 10.16 to the Form 10-K the Orleans Homebuilders, Inc. Incentive Compensation Plan.

The certifications required pursuant to Section 302 of the Sarbanes Oxley Act of 2002, which were filed as exhibits the 10-K originally filed by the registrant on September 9, 2005, have been re-executed and re-filed as Exhibits to this Form 10-K/A.

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

10.9 Bridge Loan Agreement dated July 28, 2004 by and among Orleans, Inc. and Wachovia Bank (incorporated by reference to Exhibit 10.32 of the Company's Form 10-K for the fiscal year ended June 30, 2004).

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

*10.16** Orleans Homebuilders, Inc. Incentive Compensation Plan, as amended.

21       Subsidiaries of the Registrant (previously filed).

23.1     Consent of PricewaterhouseCoopers LLP (previously filed).

*31.1    Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
         2002.

*31.2    Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
         2002.

*31.3    Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
         2002.

32.1 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (previously filed).

32.2 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (previously filed).

32.3 Certification Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (previously filed).

______________

* Exhibits included with this filing.

** Management contract or compensatory plan or arrangement.

                                   SIGNATURES
                                       and
                                POWER OF ATTORNEY


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ORLEANS HOMEBUILDERS, INC.


By:  Jeffrey P. Orleans                                    September 15, 2005
     ---------------------------
     Jeffrey P. Orleans,
     Chairman of the Board and
     Chief Executive Officer

                                  EXHIBIT INDEX

*10.16** Orleans Homebuilders, Inc. Incentive Compensation Plan, as amended.

*31.1    Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
         2002.

*31.2    Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
         2002.

*31.3    Certification Pursuant to Section 302 of the Sarbanes - Oxley Act of
         2002.

______________
* Exhibits included with this filing.

** Management contract or compensatory plan or arrangement.