Form 10-Q
period 2005-09-30
ORLEANS HOMEBUILDERS INC
filed 2005-11-07
CIK 38570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                            Telephone: (215) 245-7500
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

 Number of shares of common stock, par value $0.10 per share, outstanding as of
                          November 4, 2005: 18,561,220
                  (excluding 136,911 shares held in Treasury).

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES


                                                                           PAGE
                                                                           ----
                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------


Item 1.      Financial Statements (unaudited)

             Consolidated Balance Sheets at September 30, 2005
               and June 30, 2005                                             1

             Consolidated Statements of Operations for the
                Three Months Ended September 30, 2005 and 2004               2

             Consolidated Statements of Shareholders' Equity for the
               Three Months Ended September 30, 2005                         3

             Consolidated Statements of Cash Flows for the Three
               Months Ended September 30, 2005 and 2004                      4

             Notes to Consolidated Financial Statements                      5

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          13

Item 3.      Quantitative and Qualitative Disclosures About Market
               Risk                                                         25

Item 4.      Controls and Procedures                                        25



                           PART II - OTHER INFORMATION
                           ---------------------------


Item 6.      Exhibits                                                      26

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               September 30,                 June 30,
                                                                                  2005                        2005
                                                                              --------------             --------------
                                                                               (Unaudited)
Assets:
Cash and cash equivalents                                                     $     30,150               $      62,576
Restricted cash - due from title company                                             5,940                      28,785
Restricted cash - customer deposits                                                 24,109                      20,100
Real estate held for development and sale:
     Residential properties completed or under construction                        228,084                     190,855
     Land held for development or sale and improvements                            434,552                     398,290
     Inventory not owned - Variable Interest Entities                              126,478                      88,252
Property and equipment, at cost, less accumulated depreciation                       3,401                       3,420
Deferred taxes                                                                       3,106                       2,802
Intangible assets                                                                        -                           6
Goodwill                                                                            20,514                      20,514
Receivables, deferred charges and other assets                                      18,667                      18,532
Land deposits and costs of future development                                       27,959                      27,408
                                                                              ------------                ------------
     Total Assets                                                             $    922,960                $    861,540
                                                                              ============                ============


Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                              $     32,753                $     47,689
Accrued expenses                                                                    35,733                      65,253
Customer deposits                                                                   33,616                      27,738
Obligations related to inventory not owned                                         115,539                      79,585
Mortgage and other note obligations primarily secured by real
     estate held for development and sale                                          455,649                     399,030
Other notes payable                                                                  9,273                       9,400
                                                                              ------------                ------------
     Total Liabilities                                                             682,563                     628,695
                                                                              ------------                ------------

Commitments and contingencies (See Note I)

Redeemable common stock                                                                870                         889
                                                                              ------------                ------------

Shareholders' Equity:
Common stock, $.10 par, 23,000,000 shares authorized,
     18,698,131 shares issued at September 30, 2005                                  1,870                       1,870
     and June 30, 2005                                                              70,439                      70,450
Capital in excess of par value - common stock                                      167,814                     160,407
Retained earnings
Treasury stock, at cost (136,911 and 176,911 shares held at                           (596)                       (771)
     September 30, 2005 and June 30, 2005, respectively)
                                                                              ------------                ------------
Total Shareholders' Equity                                                         239,527                     231,956
                                                                              ------------                ------------

Total Liabilities and Shareholders' Equity                                    $    922,960                $    861,540
                                                                              ============                ============



            See accompanying notes which are an integral part of the
                       consolidated financial statements.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          Three Months Ended
                                                            September 30,
                                                     2005                   2004
                                                ------------            ------------
Earned revenues
  Residential properties                        $   157,963             $   138,312
  Land sales                                              -                      49
  Other income                                        1,678                   1,801
                                                -----------             -----------
                                                    159,641                 140,162
                                                -----------             -----------
Costs and expenses
  Residential properties                            123,285                 109,591
  Land sales                                              -                      48
  Other                                               1,609                     937
  Selling, general and administrative                21,347                  16,095
  Interest
     Incurred                                         6,816                   2,730
     Less capitalized                                (6,816)                 (2,716)
                                                -----------             -----------
                                                    146,241                 126,685
                                                -----------             -----------

Income from operations before income taxes           13,400                  13,477
Income tax expense                                    5,622                   5,275
                                                -----------            ------------

Net income                                      $     7,778            $      8,202
                                                ===========            ============

Basic earnings per share                        $      0.42            $       0.47
                                                ===========            ============

Diluted earnings per share                      $      0.41            $       0.44
                                                ===========            ============


             See accompanying notes which are an integral part of the
                       consolidated financial statements.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                Common Stock          Capital in
                                            Shares                     Excess of                    Treasury Stock
                                           Issued and                  Par Value -   Retained   Shares
                                          Outstanding     Amount     Common Stock    Earnings    Held       Amount          Total
                                          -----------  -----------  ------------- ------------  -------   -----------     ---------
Balance at June 30, 2005                  18,698,131   $     1,870  $    70,450   $   160,407   176,911   $      (771)    $ 231,956


Redeemable common stock sold                                                 18                                                  18


Fair market value of stock options issued                                    34                                                  34


Stock options exercised                                                    (115)                (40,000)          175            60


Shares awarded under Stock Award Plan                                        52                                                  52


Dividends declared - $.02 per share                                                      (371)                                 (371)


Net income                                                                              7,778                                 7,778

                                          ----------   -----------  -----------   -----------   -------   -----------     ---------
Balance at September 30, 2005             18,698,131   $     1,870  $    70,439   $   167,814   136,911   $      (596)    $ 239,527
                                          ==========   ===========  ===========   ===========   =======   ===========     =========

            See accompanying notes which are an integral part of the
                              financial statements.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       Three Months Ended
                                                                           September 30,
                                                                     2005                    2004
                                                                  -----------            ------------
Cash flows from operating activities:
     Net income                                                   $     7,778            $     8,202
     Adjustments to reconcile net income to net cash
       used in operating activities:
     Depreciation and amortization                                        311                    350
     Amortization of note discount                                         17                     -
     Deferred taxes                                                      (304)                   (89)
     Stock based compensation expense                                     115                     30
Changes in operating assets and liabilities:
     Restricted cash - due from title company                          22,845                      -
     Restricted cash - customer deposits                               (4,009)                  (596)
     Real estate held for development and sale                        (73,491)               (66,225)
     Receivables, deferred charges and other assets                      (135)                   115
     Land deposits and costs of future developments                    (2,823)                (8,862)
     Accounts payable and other liabilities                           (44,856)               (15,214)
     Customer deposits                                                  5,878                  2,280
                                                                   ----------            -----------
Net cash used in operating activities                                 (88,674)               (80,009)
                                                                   ----------            -----------

Cash flows from investing activities:
     Purchases of property and equipment                                 (287)                  (195)
     Acquisitions, net of cash acquired                                     -                (56,848)
                                                                   ----------            -----------
Net cash used in investing activities                                    (287)               (57,043)
                                                                   ----------            -----------

Cash flows from financing activities:
     Borrowings from loans secured by real estate assets               88,000                 70,262
     Repayment of loans secured by real estate assets                 (31,381)               (59,195)
     Borrowings from unsecured line of credit                               -                103,448
     Borrowings from other note obligations                                 -                  5,070
     Repayment of other note obligations                                 (144)                    (4)
     Proceeds from stock options exercised                                 60                      -
                                                                   ----------            -----------
Net cash provided by financing activities                              56,535                119,581
                                                                   ----------            -----------

Net decrease in cash and cash equivalents                             (32,426)               (17,471)
Cash and cash equivalents at beginning of year                         62,576                 32,962
                                                                   ----------            -----------
Cash and cash equivalents at end of period                         $   30,150            $    15,491
                                                                   ==========            ===========

Supplemental disclosure of cash flow activities:
     Interest paid, net of amounts capitalized                     $        -            $        14
                                                                   ==========            ===========
     Income taxes paid                                             $   15,582            $     9,817
                                                                   ==========            ===========


            See accompanying notes which are an integral part of the
                       consolidated financial statements.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(A)  Summary of Significant Accounting Policies:

     The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference is made to Form 10-K as of and for the year ended June 30, 2005 for Orleans Homebuilders, Inc. and subsidiaries (the "Company") for additional disclosures, including a summary of the Company's accounting policies.

     In the opinion of management, the consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company for the periods presented. The interim operating results of the Company may not be indicative of operating results for the full year.

     Accounting for variable interest entities:

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

     At September 30, 2005, the Company consolidated twenty VIEs as a result of its options to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these twenty VIEs totaling $8,514,000 and incurred additional pre-acquisition costs totaling $2,424,000. The Company's deposits and any costs incurred prior to acquisition of the land or lots, represent the Company's maximum exposure to loss. The fair value of the VIEs inventory will be reported as "Inventory Not Owned - Variable Interest Entities." The Company recorded $126,478,000 in Inventory Not Owned - Variable Interest Entities as of September 30, 2005. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $115,539,000 at September 30, 2005, was reported on the balance sheet as "Obligations related to inventory not owned." Creditors, if any, of these VIEs have no recourse against the Company.

     The Company will continue to secure land and lots using options. Including the deposits and other costs capitalized in connection with the VIEs above, the Company had total costs incurred to acquire land and lots at September 30, 2005 of approximately $38,846,000, including $25,697,000 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $614,838,000. The maximum exposure to loss is limited to the deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

     Recent accounting pronouncements:

     In December 2004, the FASB revised FAS No. 123 through the issuance of FAS No. 123-R "Share Based Payment", revised ("FAS 123-R"). FAS 123-R is effective for the Company commencing July 1, 2005. FAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair value based method in FAS 123-R is similar to the fair-value-based method in FAS No. 123 in most respects, subject to certain key differences. As the Company previously adopted the fair value recognition provisions of FAS No. 123 prospectively for all stock awards granted, commencing on July 1, 2002, the impact of adopting FAS 123-R did not have a significant impact on the financial position or results of operations of the Company. For the three months ended September 30, 2005, the Company recorded pretax compensation expense associated with stock awards of $86,000. Total compensation cost related to nonvested awards not yet recognized of $4,051,000 will be recognized according to vesting schedules through March 2015. The Company utilizes the Black-Scholes option pricing model to calculate the compensation expense associated with stock options.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP FAS 109-1). FSP FAS 109-1 clarifies that the deduction will be treated as a "special deduction" as described in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. The Company files a consolidated return on a calendar year. Accordingly, the Company began reflecting the special deduction with respect to its operations effective January 1, 2005. Its expected impact was and will be to lower the effective tax provision in the periods in which the deduction may be claimed and that this benefit will increase as the deduction is phased in under the statute.

(B)  Acquisitions - for Fiscal Year 2005:

     PEACHTREE ACQUISITION:

     On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired, through a wholly-owned subsidiary, the real estate assets described below (the "Assets") from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company, which at the time the Company acquired the assets were wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, "Peachtree Residential Properties").

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

     The Company paid $29,300,000 in cash, to acquire the Assets. The Company also assumed certain liabilities of Peachtree Residential Properties, less $200,000 to be retained by the Company and applied towards the administration of certain home warranty claims.

     REALEN ACQUISITION:

     On July 28, 2004, pursuant to a Purchase Agreement of the same date, the Company completed its acquisition of all of the issued and outstanding partnership interests in Realen Homes L.P., a Pennsylvania limited partnership ("Realen Homes"), from Realen General Partner, LLC, a Pennsylvania limited liability company, and DB Homes Venture L.P., a Pennsylvania limited partnership. The Company acquired the limited partner's interest in Realen Homes and a subsidiary of the Company, RHGP LLC, acquired the general partner's interest and serves as the general partner of Realen Homes.

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

     The Company accounted for the acquisition as a purchase in accordance with SFAS No. 141, "Business Combinations." The purchase price was allocated to goodwill for $13,327,000 which is defined as the fair value of assets and liabilities acquired in excess of the purchase price and to intangible assets for $500,000. The intangible assets represent the intangible value of the backlog acquired from Realen Homes. The intangible value of the backlog will be amortized into cost of sales as the acquired backlog is delivered. The Company amortized the remaining $6,000 of the intangible value of the backlog acquired from Realen Homes during the three months ended September 30, 2005.

     MASTERPIECE ACQUISITION:

     On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes and entered into an employment agreement with the president of Masterpiece Homes. Masterpiece Homes is an established homebuilder located in Orange City, Florida. The terms of the stock purchase agreement and employment agreement are as follows: (i) $3,900,000 in cash, at closing; and (ii) $2,130,000 payable January 1, 2005, unless prior to that date the president is terminated for cause or terminates his employment without good reason, as defined in the employment agreement;
     (iii) sale of 30,000 shares of the Company's common stock at $8 per share with a put option at the same price, (iv) stock options to purchase 45,000 shares of the Company's common stock at $10.64 per share vesting equally on December 31, 2004, 2005 and 2006; and (v) contingent payments representing 25% of the pre-tax profits of Masterpiece Homes for the calendar years ended December 31, 2004, 2005 and 2006. The Company also incurred approximately $405,000 in acquisition costs to complete this transaction. The aforementioned costs are considered part of the purchase price of Masterpiece Homes, except for the following items that are considered part of, and contingent upon, the employment agreement: (a) $710,000 of the $2,130,000 paid January 10, 2005; (b) stock options to purchase 45,000 shares of the Company's common stock at $10.64 per share; and (c) contingent payments representing 25% of the pre-tax profits of Masterpiece Homes for the calendar years ended December 31, 2004, 2005 and 2006.

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

(C)  Residential Properties Completed or under Construction:

     Residential properties completed or under construction consist of the following:

                                               September 30,   June 30,
                                                   2005          2005
                                                 --------      --------
                                                     (in thousands)

     Under contract for sale (backlog)           $167,728      $128,137

     Unsold                                        60,356        62,718
                                                 --------      --------
     Total residential properties completed
          or under construction                  $228,084      $190,855
                                                 ========      ========

(D)  Mortgage, Other Note Obligations, and Revolving Credit Facility:

     The $455,649,000 at September 30, 2005 consists of $423,000,000 which is discussed below, plus $30,000,000 pursuant to the sale and issuance of trust preferred securities discussed below, and $2,649,000 under mortgage obligations secured by land held for development and sale and improvements. The maximum balance outstanding under construction and inventory loan agreements at any month end during the three months ended September 30, 2005 was $455,649,000. The average month end balance during the three months ended September 30, 2005 was $412,237,000. At September 30, 2005, the Company had approximately $39,810,000 of borrowing capacity of which approximately $25,360,000 was then available to be drawn under the Revolving Credit Facility discussed below.

     At September 30, 2005, there was $423,000,000 outstanding under the Revolving Credit Facility. In addition, approximately $37,190,000 of letters of credit and other assurances of the availability of funds have been provided under the Revolving Credit Facility.

     On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc. as guarantor, entered into a Revolving Credit and Loan Agreement (the "Credit Agreement") for a $500,000,000 Senior Secured Revolving Credit and Letter of Credit Facility (the "Revolving Credit Facility") with various banks as lenders. The Revolving Credit Facility may be increased to $650,000,000 under certain circumstances. Under and subject to the terms of the Revolving Credit Facility, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for investment in joint ventures, for working capital and for such other appropriate purposes as may be approved by the lenders. Capitalized terms used below and not otherwise defined have the meanings set forth in the Revolving Credit Agreement.

     The Revolving Credit Facility has a three-year term and borrowings and advances bear interest on a per annum basis equal to the LIBOR Market Index Rate plus a non-default variable spread ranging from 175 basis points to
     237.5 basis points, depending upon the Company's leverage ratio. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. The September 30, 2005 interest rate was 6.24% which includes the
     237.5 basis point spread.

     The Company is required to maintain certain financial ratios and customary covenants as set forth in the Revolving Credit Facility.

     The Company issued $30,000,000 of trust preferred securities which mature on September 30, 2035 and are callable, in whole or in part, at par after five years. For the first ten years, the securities have a fixed interest rate of 8.52% per annum. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 380 basis points per annum, resetting quarterly. The securities were placed in a private transaction exempt from registration under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under the Securities Act of 1933, as amended, or an applicable exemption there from. The transaction was treated as debt for financial statement purposes. The Company used the proceeds from the sale of these securities for land purchases and general corporate purposes. The obligations relating to the trust preferred securities are subordinated to the Revolving Credit Facility.

     On December 21, 2004 and in accordance with the terms of the Company's Convertible Subordinated 7% Note issued to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, the third and final installment due of $1,000,000 was converted, at $1.50 per share, into 666,668 shares of the Company's common stock.

(E)  Redeemable Common Stock:

     In connection with the Company's acquisition of Parker and Lancaster Corporation on October 13, 2000, the Company issued 300,000 shares of common stock of the Company to the former shareholders of Parker and Lancaster Corporation. The former shareholders of Parker and Lancaster Corporation have the right to cause the Company to repurchase the common stock approximately five years after the closing of the acquisition at a price of $3.33 per share. Through September 30, 2005, a former shareholder of Parker and Lancaster Corporation sold 110,708 shares of the Company's Common Stock thereby reducing the number of shares of redeemable common stock in connection with the Parker and Lancaster Corporation acquisition to 189,292 shares.

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

(F)  Earnings Per Share:

     The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator used in the computation for the three months ended September 30, 2005 and 2004 are shown in the following table:

                                                        Three Months Ended
                                                           September 30,
                                                      -----------------------
                                                        2005           2004
                                                      --------       --------
                                                            (Unaudited)
                                                           (in thousands)
     Weighted average common shares issued             18,698         18,031
     Unconditional shares issuable                          -             68
     Less:  Average treasury shares
       Outstanding                                       (152)          (576)
                                                     --------       --------
     Basic EPS shares                                  18,546         17,523
     Effect of assumed shares issued under
       treasury stock method for stock options            347            565
     Effect of partial conversion of $3 million
       Convertible Subordinated 7% Note                     -            667
                                                     --------       --------
     Diluted EPS shares                                18,893         18,755
                                                     ========       ========

     Net income available for
     common
       Shareholders                                  $  7,778       $  8,202
     Effect of partial conversion of $3 million
       Convertible Subordinated 7% Note                                   11
                                                     --------       --------
     Adjusted net income for diluted EPS             $  7,778       $  8,213
                                                     ========       ========

(G)  Restricted Stock Award:

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

     The shares of restricted stock granted to Mr. Vesey will vest at a rate of 10,000 per year on the first through fifth anniversaries of the date of grant and 15,000 per year on the sixth through tenth anniversaries of the date of the grant, with all shares being fully vested by or on the tenth anniversary of the date of grant, assuming Mr. Vesey's continued employment with the Company. In addition, in the event of a change of control as defined in the Stock Award Plan, any shares of restricted stock not vested at that time will vest, assuming Mr. Vesey is then employed by the Company. Any shares that are not vested are subject to forfeiture in the event Mr. Vesey's employment with the Company terminates for any reason.

     On a monthly basis, the Company records compensation expense for the portion of the award earned along with additional compensation expense sufficient to cover the taxes Mr. Vesey will have to pay on the award.

(H)  Litigation

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

(I)  Commitments and Contingencies:

     As of September 30, 2005, the Company owned or controlled approximately 18,000 building lots. As part of the aforementioned building lots, the Company had contracted to purchase, or has under option, undeveloped land and improved lots for an aggregate purchase price of approximately $614,838,000 which is expected to yield approximately 10,148 building lots. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is usually contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Orleans Homebuilders, Inc. and its subsidiaries (collectively, the "Company", "OHB" or "Orleans") develop, market and build high-quality, single-family homes, townhomes and condominiums to serve various homebuilder segments, including first-time, first move-up, second move-up, luxury and active adult. The Company believes this broad range of home designs allows it to capitalize on favorable economic and demographic trends within its markets. The Company is currently engaged in residential real estate development in the following thirteen markets: southeastern Pennsylvania; central New Jersey; southern New Jersey; Orange County, New York; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Orlando, Palm Coast, and Palm Bay, Florida; and Chicago, Illinois. The Company's Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina. The Company has operated in its Pennsylvania and New Jersey markets for over 85 years and began operations in its North Carolina and Virginia markets in fiscal 2001 through the acquisition of Parker & Lancaster Corporation, a privately-held residential homebuilder. The Company entered the Orlando and Palm Coast Florida markets on July 28, 2003 through its acquisition of Masterpiece Homes, Inc. ("Masterpiece Homes"), a privately-held residential homebuilder. On July 28, 2004, the Company entered the Chicago, Illinois market through the acquisition of Realen Homes, L.P. ("Realen Homes"), an established privately-held homebuilder with operations in southeastern Pennsylvania and Chicago, Illinois. On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired, through a wholly-owned subsidiary, certain real estate assets from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which, at the time the Company acquired the assets, were wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, "Peachtree Residential Properties"). The Results of Operations include the activity of Realen Homes since July 28, 2004 as well as the revenue and expenses associated with certain real estate assets acquired from Peachtree Residential Properties since December 22, 2004. Unless otherwise indicated, the term the "Company" includes the accounts of Realen Homes.

References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ended June 30th of that year. For example, the phrases "fiscal 2006" or "2006 fiscal year" refer to the fiscal year ended June 30, 2006. When used in this report, "northern region" refers to the Company's markets in Pennsylvania, New Jersey and New York markets, which includes the southeastern Pennsylvania operations of Realen Homes that were acquired on July 28, 2004; "southern region" refers to the Company's markets in North Carolina and Virginia; "Florida region" refers to the Company's market in Florida, and "midwestern region" refers to the Company's market in Illinois.

The Company believes it is well positioned for continued growth. At September 30, 2005, backlog was $656,623,000 representing 1,571 homes compared to a backlog of $594,097,000 representing 1,643 homes at September 30, 2004. The Company generally considers a community active and open for sale if it has five or more lots available for sale in that community. At September 30, 2005, the Company was selling in 85 active communities and owned or controlled approximately 18,000 building lots compared to 82 active communities and 15,930 owned or controlled building lots at September 30, 2004.

Over the past 40 years, the Company has developed an expertise in all aspects of site selection, land planning, entitlement and land development through its experience in the highly regulated southeastern Pennsylvania and New Jersey markets. The Company has experienced land acquisition professionals with local market expertise and maintains oversight of land acquisitions at the corporate level. The Company's development and local market expertise has allowed it to assemble an attractive land position. Approximately 9,400 of the Company's lots are located in the supply-constrained southeastern Pennsylvania and New Jersey markets. The Company believes the restrictions on the development of new lots in these markets contribute to its land position having a market value significantly higher than its contract purchase price.

Results of Operations
---------------------

The following table sets forth certain details as to residential sales activity. The information provided is for the three months ended September 30, 2005 and 2004 in the case of residential revenue earned and new orders, and as of September 30, 2005 and 2004 in the case of backlog.

A sales contract or potential sale is classified as a new order and, therefore, becomes a part of backlog, at the time a homebuyer executes a contract to purchase a home from the Company.

                                                                 Three Months Ended September 30,
                                                              2005                              2004
                                                -------------------------------  ----------------------------------
                                                                     (Dollars in thousands)

NORTHERN REGION (1)                                                    Average                             Average
Pennsylvania and New Jersey:                      Amount      Homes     Price        Amount      Homes      Price
Residential revenue earned                     $  59,053       137      $ 431      $ 67,283       155       $ 434
New orders                                        92,164       176        524        77,437       164         472
Backlog                                          283,632       574        494       292,973       669         438

SOUTHERN REGION(2)
North Carolina, South Carolina
  and Virginia:
Residential revenue earned                     $  59,800       156      $ 383      $ 40,448       116       $ 349
New orders                                       113,660       258        441        47,428       130         365
Backlog                                          212,151       475        447       135,247       351         385



FLORIDA REGION
Residential revenue earned                     $  17,879        79      $ 226      $ 14,403        89       $ 162
New orders                                        32,039       100        320        21,729       106         205
Backlog                                          100,362       380        264        60,174       336         179

MIDWESTERN REGION (3)
Residential revenue earned                     $  21,231        52      $ 408       $16,178        45       $ 360
New orders                                        23,486        55        427        24,203        66         367
Backlog                                           60,478       142        426       105,703       287         368

COMBINED REGIONS
Residential revenue earned                     $ 157,963       424      $ 373      $138,312       405       $ 342
New orders                                       261,349       589        444       170,797       466         367
Backlog                                          656,623     1,571        418       594,097     1,643         362

(1) Information on residential revenue earned and new orders for the three months ending September 30, 2004 includes the acquired operations of Realen Homes' Southeastern Pennsylvania region from the date of acquisition, July 28, 2004, through September 30, 2004.

(2) Information on residential revenue earned and new orders for the three months ending September 30, 2005 includes amounts acquired from Peachtree Residential Properties for the period beginning December 23, 2004, the date the Company acquired the assets, through September 30, 2005.

(3) Information on residential revenue earned and new orders is for the period beginning July 28, 2004, the date the Company entered this market through its acquisition of Realen Homes, through September 30, 2005.


                     Three Months Ended September 30, 2005
                     -------------------------------------

Orders and Backlog
------------------

New orders for the three months ended September 30, 2005 increased $90,552,000, or 53.0%, to $261,349,000 on 589 homes, compared to $170,797,000 on 466 homes for the three months ended September 30, 2004. The average price per home of new orders increased by approximately 21.0% to $444,000 for the three months ended September 30, 2005 compared to $367,000 for the three months ended September 30, 2004.

The backlog at September 30, 2005 increased $62,526,000, or 10.5%, to $656,623,000 on 1,571 homes compared to the backlog at September 30, 2004 of $594,097,000 on 1,643 homes. The increase in backlog was attributable to an increase in the average sales price per new home, favorable economic conditions and demographics for the homebuilding industry in the regions where the Company operates. These favorable economic conditions, including historically low interest rates, have resulted in positive home pricing trends and consistent customer demand. The average price per home included in the Company's backlog increased 15.5% to $418,000 at September 30, 2005 compared to $362,000 at September 30, 2004.

NORTHERN REGION:

New orders for the three months ended September 30, 2005 increased $14,727,000 to $92,164,000, or 19.0%, on 176 homes, compared to $77,437,000 on 164 homes for the three months ended September 30, 2004. This improvement was the result of a 7% increase in the number of new orders coupled with an 11% increase in the average sales price per home. The average price per home of new orders increased to $524,000 for the three months ended September 30, 2005 compared to $472,000 for the three months ended September 30, 2004. The Company believes that it has been able to increase sales prices due to the strong demand for new homes resulting from the growing population, fueled in part by immigration, and historically low interest rates which have made housing more affordable. The limited supply of entitled lots for residential housing in Pennsylvania and New Jersey due to significant governmental regulations imposed on developers and land builders has also positively impacted home pricing trends.

The Company had 26 active selling communities in the northern region as of September 30, 2005 compared to 28 active selling communities as of September 30, 2004.

SOUTHERN REGION:

New orders for the three months ended September 30, 2005 increased $66,232,000 to $113,660,000, or 139.7%, on 258 homes, compared to $47,428,000 on 130 homes for the three months ended September 30, 2004. The increase in new orders was attributable to a 20.8% increase in the average sales price per home for the three months ended September 30, 2005 when compared to the three months ended September 30, 2004. In addition, the number of new orders nearly doubled from 130 to 258 as a result of operating 7 additional communities.

The Company had 46 active selling communities in the southern region as of September 30, 2005 compared to 39 active selling communities as of September 30, 2004.

FLORIDA REGION:

New orders for the three months ended September 30, 2005 increased $10,310,000 to $32,039,000, or 47.5%, on 100 homes, compared to $21,729,000 on 106 homes for the three months ended September 30, 2004. The increase was attributable to an increase in the average selling price per home and a change in the product mix toward more homes for move-up buyers. The Company did not experience any significant impact on new orders as a result of the hurricanes that struck Florida.

The average price per home of new orders increased by 56.1% to $320,000 for the three months ended September 30, 2005 compared to $205,000 for the three months ended September 30, 2004. The increase in the average selling price per home in the Florida region is primarily due to the increased demand for new housing.

The Company is continuing to expand its operations in the Florida region. As of September 30, 2005, the Company owns or controls 2,233 lots compared to 1,513 lots at September 30, 2004.

MIDWESTERN REGION:

The Company entered the midwestern region through the acquisition of Realen Homes on July 28, 2004. For the three months ended September 30, 2005, the midwestern region accounted for $23,486,000 in new orders on 55 homes, compared to $24,203,000 on 66 homes for the three months ended September 30, 2004. New orders were flat compared to last year as we have closed several existing communities while our new communities are operating in a pre-construction mode.

As of September 30, 2005 and September 30, 2004, the midwestern region had 7 active selling communities.

Total Earned Revenues
---------------------

Total earned revenues for the three months ended September 30, 2005 increased $19,479,000, to $159,641,000, or 13.9%, compared to $140,162,000 for the three months ended September 30, 2004. Residential revenue earned from the sale of residential homes included 424 homes totaling $157,963,000 during the three months ended September 30, 2005, as compared to 405 homes totaling $138,312,000 during the three months ended September 30, 2004. The average selling price per home delivered in the three months ended September 30, 2005 increased by approximately 9.1% to $373,000 for the three months ended September 30, 2005 compared to $342,000 for the three months ended September 30, 2004.

NORTHERN REGION:

Residential revenue earned for the three months ended September 30, 2005 decreased $8,230,000 to $59,053,000, or 12.2%, on 137 homes delivered as compared to $67,283,000 on 155 homes delivered during the three months ended September 30, 2004. The decrease resulted from unforeseen delays in completing homes scheduled for delivery during the first quarter.

The average selling price per home delivered in the three months ended September 30, 2005 decreased less than 1% to $431,000 for the three months ended September 30, 2005 compared to $434,000 for the three months ended September 30, 2004. This decrease in the average selling price per home delivered is due to the mix of homes.

SOUTHERN REGION:

Residential revenue earned for the three months ended September 30, 2005 increased $19,352,000 to $59,800,000, or 47.8%, on 156 homes delivered as compared to $40,448,000 on 116 homes delivered during the three months ended September 30, 2004. The increase was due to a 34% increase in the number of homes delivered as a result of operating 7 new communities.

In addition, the average price per home delivered increased 10.0% to $383,000 for the three months ended September 30, 2005 compared to $349,000 for the three months ended September 30, 2004. The change in the product mix of homes delivered during the three months ended September 30, 2005 compared to the three months ended September 30, 2004 contributed to the increase in the average price per home delivered. Specifically, the Company delivered a larger percentage of luxury and move-up homes during the three months ended September 30, 2005 than during the three months ended September 30, 2004.

FLORIDA REGION:

Residential revenue earned for the three months ended September 30, 2005 increased $3,476,000 to $17,879,000, or 24.1%, on 79 homes, compared to
$14,403,000 on 89 homes for the three months ended September 30, 2004. The increase is primarily attributable to a 39.5% increase in the average selling price per home delivered to $226,000 for the three months ended September 30, 2005 compared to $162,000 for the three months ended September 30, 2004.

The increase in the average selling price per home delivered is attributable to the demand for new housing. The Company did not experience any significant construction delays as a result of the hurricanes that struck Florida.

MIDWESTERN REGION:

The Company entered the midwestern region on July 28, 2004 through the acquisition of Realen Homes. Residential revenue for the three months ended September 30, 2005, increased $5,053,000 to $21,231,000, or 31.2%, on 52 homes, compared to $16,178,000 on 45 homes for the three months ended September 30, 2004. The increase is primarily attributable to a 13.3% increase in the average selling price per home to $408,000 for the three months ended September 30, 2005 compared to $360,000 for the three months ended September 30, 2004 and a greater percentage of single family homes delivered during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Other Income
------------

Other income consists primarily of property management fees and mortgage processing income. Other income for the three months ended September 30, 2005 decreased $123,000 to $1,678,000, or 6.8%, compared to $1,801,000 for the three months ended September 30, 2004. The decrease is due to lower miscellaneous income recorded in the first quarter of fiscal 2006.

Costs and Expenses
------------------

Costs and expenses for the three months ended September 30, 2005 increased $19,556,000 to $146,241,000, or 15.4%, compared with the three months ended September 30, 2004. The cost of residential properties for the three months ended September 30, 2005 increased $13,694,000 to $123,285,000, or 12.5%, when compared with the three months ended September 30, 2004. The increase in cost of residential properties was primarily attributable to the overall increase in residential revenue as noted above. The consolidated gross profit margin for the three months ended September 30, 2005 increased 1.2% to 22.0% compared to 20.8% for the three months ended September 30, 2004.

Interest included in the costs and expenses of residential properties and land sold for the three months ended September 30, 2005 and September 30, 2004 was $2,219,000 and $2,120,000, respectively. The interest incurred during the construction periods is capitalized to inventory and then expensed to the cost of residential properties in the period in which the home settles.

The increase in gross profit margin is attributable to the change in product mix toward more homes for move-up buyers and the introduction of Orleans models at the communities the Company acquired from Realen Homes. In addition, the gross profit margin is favorably affected by the reduced inventory step-up amortization related to acquisition accounting for the acquired Realen Homes' inventory delivered during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. The additional costs recognized in connection with the deliveries of the acquired Realen Homes inventory as a result of the fair market value write-up of the acquired inventory was approximately $124,000 and $1,676,000 for the three months ended September 30, 2005 and September 30, 2004, respectively. The additional costs recognized in connection with the amortization of the intangible value of the acquired Realen Homes backlog delivered during the three months ended September 30, 2005 and September 30, 2004 was approximately $6,000 and $103,000, respectively. The additional costs recognized in connection with the deliveries of the acquired Peachtree inventory as a result of the fair market value write-up of the acquired inventory was approximately $190,000 for the three months ended September 30, 2005.

The Company sells a variety of home types in various communities and regions, each yielding a different gross profit margin. As a result, depending on the mix of both communities and of home types delivered, the consolidated gross profit margin may fluctuate up or down on a periodic basis and periodic profit margins may not be representative of the consolidated gross profit margin for the year.

Hurricanes Katrina and Wilma and the resulting gas price increases may have an adverse impact on the economy and the availability of labor and materials, which could result in higher construction costs or delays in obtaining materials in the future. The Company has not noticed a significant increase in costs and expenses to date.

Selling, General & Administrative Expenses
------------------------------------------

For the three months ended September 30, 2005, selling, general and administrative expenses increased $5,252,000 to $21,347,000, or 32.6%, when compared with the three months ended September 30, 2004. The percentage of variable selling expense to residential revenue for the three months ended September 30, 2005 is consistent with that for the three months ended September 30, 2004. Fixed selling, general and administrative expenses for the three months ended September 30, 2005 are higher than that for the three months ended September 30, 2004 due to increased advertising and payroll expense. However, selling, general and administrative expense for the three months ended September 30, 2005 are consistent with those for the three months ended June 30, 2005 and we believe that selling, general and administrative expense as a percentage of residential revenue is expected to be under 11% for fiscal 2006.

The selling, general and administrative expenses as a percentage of residential revenue earned for the three months ended September 30, 2005 increased 1.9% to 13.5% as compared to the 11.6% for the three months ended September 30, 2004. The increased percentage is primarily due to the increased fixed selling, general and administrative expenses discussed above.

Income Tax Expense
------------------

Income tax expense for the three months ended September 30, 2005 increased $347,000 to $5,622,000, or 6.6%, from $5,275,000 for the three months ended
September 30, 2004. The increase in income tax expense for the three months ended September 30, 2005 is attributable to a higher effective tax rate.

Additionally, income tax expense as a percentage of income from operations before income taxes was 42.0% and 39.1% for the three months ended September 30, 2005 and 2004, respectively. The increase in the effective tax rate is due to a decrease in favorable permanent differences from previous acquisitions, partially offset by the inclusion of tax credits for the tax deduction of qualified production activities provided by the American Jobs Creation Act of 2004.

Net Income
----------

Net income for the three months ended September 30, 2005 decreased $424,000, or 5.2%, to $7,778,000, compared with $8,202,000 for the three months ended September 30, 2004. The decrease in net income was attributable to lower deliveries in the northern region where the Company has higher gross margins for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, as well as a one time profit item of approximately $765,000 recorded during the three months ended September 30, 2004 which is offset by a reduction in acquisition accounting of $895,000. The $765,000 relates to an item that was previously deferred pending the resolution of outstanding issues associated with one of the Company's closed communities. In addition, the higher effective tax rate for the three months ended September 30, 2005 versus the three months ended September 30, 2004 accounted for approximately $400,000 of the reduced fiscal 2006 net income.

Liquidity and Capital Resources
-------------------------------

On an ongoing basis, the Company requires capital to purchase and develop land, to construct units, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company's sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are collateralized. The Company believes that funds generated from operations and financial commitments from available lenders will provide sufficient capital for the Company to meet its existing operating needs.

Trust Preferred Securities
--------------------------

The Company issued $30,000,000 of trust preferred securities which mature on September 30, 2035 and are callable, in whole or in part, at par after five years. For the first ten years, the securities have a fixed interest rate of 8.52% per annum. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 380 basis points per annum, resetting quarterly. The securities were placed in a private transaction exempt from registration under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration under the Securities Act of 1933, as amended, or an applicable exemption there from. The transaction was treated as debt for financial statement purposes. The Company used the proceeds from the sale of these securities for land purchases and general corporate purposes. The obligations relating to the trust preferred securities are subordinated to the Revolving Credit Facility.

Revolving Credit Facility
-------------------------

At September 30, 2005, the Company had $39,810,000 of borrowing capacity under its secured revolving credit facility discussed below, of which approximately $25,360,000 was available to be drawn based upon the Company's borrowing base. A majority of the Company's debt is variable rate, based on 30-day LIBOR or the prime rate, and therefore, the Company is exposed to market risk in connection with interest rate changes. At September 30, 2005, the 30-day LIBOR and prime rates of interest were 3.86% and 6.75%, respectively.

Share Repurchase Program
------------------------

In September 2005, our Board of Directors authorized the repurchase of up to one million shares of our common stock. The repurchases, which represent approximately 5% of our 18.8 million shares of common stock currently outstanding, will be made from time to time through open market purchases or privately negotiated transactions at our discretion and in accordance with the rules of the Securities and Exchange Commission. The amount and timing of the repurchases will depend on market conditions and other factors.

Cash Flow Statement
-------------------

Net cash used in operating activities for the three months ended September 30, 2005 was $88,674,000, compared to net cash used by operating activities for the prior year three month period of $80,009,000. The increase in net cash used in operating activities during the three months ended September 30, 2005 was primarily attributable to the acquisition of undeveloped land and improved building lots that will yield approximately 800 building lots with an aggregate purchase price of approximately $54,028,000. Net cash used in investing activities for the three months ended September 30, 2005 was $287,000, compared to $57,043,000 for the prior fiscal period. This decrease was primarily related to the acquisition of Realen Homes on July 28, 2004. Net cash provided by financing activities for the three months ended September 30, 2005 was $56,535,000, compared to $119,581,000 for the prior fiscal period. The decrease in net cash provided by financing activities is primarily attributable to borrowings used to acquire Realen Homes during the three months ended September 30, 2004.

Lot Positions
-------------

As of September 30, 2005, the Company owned or controlled approximately 18,000 building lots. Included in the aforementioned lots, the Company had contracted to purchase, or had under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $614,838,000 that are expected to yield approximately 10,148 building lots.

Undeveloped Land Acquisitions
-----------------------------

In recent years, the process of acquiring desirable undeveloped land has become extremely competitive, particularly in the northern region, mostly due to the lack of available parcels suitable for development. In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land by forfeiture of its deposit under the agreement. As of September 30, 2005, substantially all of the Company's agreements to purchase undeveloped land were structured in this manner. For the three months ended September 30, 2005, the Company forfeited $62,000 of land deposits related to the cancellation of purchase agreements. Included in the balance sheet captions "Inventory not owned
- Variable Interest Entities" and "Land deposits and costs of future development," at September 30, 2005 the Company had $33,029,000 invested in 76 parcels of undeveloped land, of which $20,130,000 is deposits, a portion of which is non-refundable. Overall undeveloped parcels of land under contract have an aggregate purchase price of approximately $511,870,000 and are expected to yield approximately 8,933 building lots.

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

At September 30, 2005, the Company had contracted to purchase or had under option approximately 1,215 improved building lots for an aggregate purchase price of approximately $102,968,000. At September 30, 2005, the Company had $5,817,000 invested in these improved building lots, of which $5,567,000 was deposits, a portion of which is non-refundable. There were no deposits forfeited during the three months ended September 30, 2005 with respect to improved building lots.

The Company expects to utilize primarily its Revolving Credit Facility as well as other existing capital resources, to finance the acquisitions of undeveloped land and improved lots described above. The Company anticipates completing a majority of these acquisitions during the next several years.

Critical Accounting Policies
----------------------------

For a discussion the Company's critical accounting policies, see "Critical Accounting Policies" under Item 7 of the Company's Annual Report on Form 10-K for fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements
--------------------------------

In December 2004, the FASB revised FAS 123 through the issuance of FAS No. 123 "Share Based Payment", revised ("FAS 123-R"). FAS 123-R is effective for the Company commencing July 1, 2005. FAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair value based method in FAS 123-R is similar to the fair-value-based method in FAS 123 in most respects, subject to certain key differences. As the Company previously adopted the fair value recognition provisions of FAS No. 123 prospectively for all stock awards granted, commencing on July 1, 2002, the impact of adopting FAS 123-R did not have a significant impact on the financial position or results of operations of the Company. For the three months ended September 30, 2005, the Company recorded pretax compensation expense associated with stock awards of $86,000. Total compensation cost related to nonvested awards not yet recognized of $4,051,000 will be recognized according to vesting schedules through March 2015. The Company utilizes the Black-Scholes option pricing model to calculate the compensation expense associated with stock options.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP FAS 109-1). FSP FAS 109-1 clarifies that the deduction permitted under the Jobs Creation Act of 2004 will be treated as a "special deduction" as described in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. The Company files a consolidated return on a calendar year. Accordingly, the Company began reflecting the special deduction with respect to its operations effective January 1, 2005. Its expected impact was and will be to lower the effective tax provision in the periods in which the deduction may be claimed and that this benefit will increase as the deduction is phased in under the statute.

See Note A for discussion regarding the accounting for VIEs.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the
------------------------------------------------------------------------
Private Securities Litigation Reform Act of 1995
------------------------------------------------

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

Many factors, including those listed below, could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

     o Future increases in interest rates, a decrease in the availability of mortgage financing and other economic factors outside of the Company's control, such as consumer confidence and declines in employment levels, could lead to fewer home sales, which could adversely affect the Company's total earned revenues and earnings.

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

     o The Company may not be successful in its effort to identify, complete or integrate acquisitions, or to enter new markets through start-up operations, which could disrupt the activities of the Company's current business, adversely affect the Company's results of operations and future growth or cause losses.

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

     o The Company may be subject to mold litigation and mold claims arising in the ordinary course of business for which the Company has no insurance that could adversely affect the Company's results of operations.

     o The Company's business, total earned revenues and earnings may be adversely affected by adverse weather conditions or natural disasters.

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

     o The Company's substantial indebtedness could adversely affect its financial condition and prevent it from fulfilling its debt service obligations.

     o To service the Company's indebtedness, the Company requires a significant amount of cash. The Company's ability to generate cash depends on many factors beyond its control.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company's principal market risk exposure continues to be interest rate risk. A majority of the Company's debt is variable based on LIBOR or the prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, an increase or decrease in interest rates of 100 basis points will result in a corresponding increase or decrease in cost of sales and interest charges incurred by the Company of approximately $4,200,000 in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered. The Company believes that reasonably possible near-term interest rate changes will not result in a material negative effect on future earnings, fair values or cash flows of the Company. Generally, the Company has been able to recover any increased costs of borrowing through increased selling prices; however, there is no assurance the Company will be able to continue to increase selling prices to cover the effects of any increase in near-term interest rates.

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

There have been no material adverse changes to the Company's (1) exposure to risk and (2) management of these risks, since June 30, 2005.

Item 4.  Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits.
-------  ---------

(a)      Exhibits.
         --------

         10.1 Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on October 26, 2005).

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

                                         ORLEANS HOMEBUILDERS, INC.
                                         (Registrant)

         November 4, 2005                Michael T. Vesey
                                         ---------------------
                                         Michael T. Vesey
                                         President and Chief Operating Officer


         November 4, 2005                Joseph A. Santangelo
                                         -----------------------
                                         Joseph A. Santangelo
                                         Treasurer, Secretary and Chief
                                         Financial Officer

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