Form 10-Q
period 2005-12-31
ORLEANS HOMEBUILDERS INC
filed 2006-02-09
CIK 38570

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

 Number of shares of common stock, par value $0.10 per share, outstanding as of
                          February 9, 2006: 18,484,446
                  (excluding 213,685 shares held in Treasury).

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES


                                                                                              PAGE
                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets at December 31, 2005
                    and June 30, 2005                                                            1

                  Consolidated Statements of Operations for the
                     Three and Six Months Ended December 31, 2005 and 2004                       2

                  Consolidated Statements of Shareholders' Equity for the
                    Six Months Ended December 31, 2005                                           3

                  Consolidated Statements of Cash Flows for the Six
                    Months Ended December 31, 2005 and 2004                                      4

                  Notes to Consolidated Financial Statements                                     5

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                         15

Item 3.           Quantitative and Qualitative Disclosures About Market
                    Risk                                                                        34

Item 4.           Controls and Procedures                                                       34



                           PART II - OTHER INFORMATION

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds                   35

Item 4.           Submission of Matters to a Vote of Secured Holders                            35

Item 6.           Exhibits                                                                      36


                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                     December 31,            June 30,
                                                                                        2005                   2005
                                                                                    ------------            ---------
Assets
Cash and cash equivalents                                                              $ 42,699              $ 62,576
Restricted cash - due from title company                                                  9,007                28,785
Restricted cash - customer deposits                                                      22,279                20,100
Real estate held for development and sale:
    Residential properties completed or under construction                              257,297               190,855
    Land held for development or sale and improvements                                  490,018               398,290
    Inventory not owned - Variable Interest Entity                                      121,120                88,252
Property and equipment, at cost, less accumulated depreciation                            3,486                 3,420
Deferred taxes                                                                            3,106                 2,802
Intangible assets, net of amortization                                                    4,111                     6
Goodwill                                                                                 20,514                20,514
Receivables, deferred charges and other assets                                           21,341                18,532
Land deposits and costs of future development                                            29,390                27,408
                                                                                   ------------             ---------
    Total Assets                                                                    $ 1,024,368             $ 861,540
                                                                                   ============             =========

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable                                                                       $ 35,559              $ 47,689
Accrued expenses                                                                         51,541                65,253
Customer deposits                                                                        31,645                27,738
Obligations related to inventory not owned                                              108,970                79,585
Mortgage and other note obligations primarily secured by real
    estate held for development and sale                                                431,652               399,030
Subordinated notes                                                                      105,000                     -
Other notes payable                                                                       5,894                 9,400
                                                                                   ------------             ---------
    Total Liabilities                                                                   770,261               628,695
                                                                                   ------------             ---------

Commitments and contingencies (See Note J)

Redeemable common stock                                                                     240                   889
                                                                                   ------------             ---------

Shareholders' Equity:
Common stock, $.10 par, 23,000,000 shares authorized,
    18,698,131 shares issued at December 31, 2005
    and June 30, 2005                                                                     1,870                 1,870
Capital in excess of par value - common stock                                            71,417                70,450
Retained earnings                                                                       182,859               160,407
Treasury stock, at cost (213,685 and 176,911 shares held at
    December 31, 2005 and June 30, 2005, respectively)                                   (2,279)                 (771)
                                                                                   ------------             ---------
Total Shareholders' Equity                                                              253,867               231,956
                                                                                   ------------             ---------
Total Liabilities and Shareholders' Equity                                          $ 1,024,368             $ 861,540
                                                                                   ============             =========


              See accompanying notes which are an integral part of
                     the consolidated financial statements.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND CHANGES IN RETAINED EARNINGS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           Three Months Ended                   Six Months Ended
                                                               December 31,                        December 31,
                                                          2005               2004             2005              2004
                                                       ---------          ---------        ---------         ---------
Earned revenues
    Residential properties                             $ 220,912          $ 178,278        $ 378,875         $ 316,590
    Land sales                                             1,353                 43            1,353                92
    Other income                                           2,386              1,687            4,064             3,488
                                                       ---------          ---------        ---------         ---------
                                                         224,651            180,008          384,292           320,170
                                                       ---------          ---------        ---------         ---------
Costs and expenses
    Residential properties                               169,302            141,954          292,587           251,545
    Land sales                                             1,150                 40            1,150                88
    Other                                                  1,615              1,384            3,224             2,321
    Selling, general and administrative                   27,228             23,160           48,575            39,255
    Interest
      Incurred                                             8,902              3,308           15,718             6,038
      Less capitalized                                    (8,902)            (3,293)         (15,718)           (6,009)
                                                       ---------          ---------        ---------         ---------
                                                         199,295            166,553          345,536           293,238
                                                       ---------          ---------        ---------         ---------

Income from operations before income taxes                25,356             13,455           38,756            26,932
Income tax expense                                         9,940              5,225           15,562            10,500
                                                       ---------          ---------        ---------         ---------

Net income                                              $ 15,416            $ 8,230         $ 23,194          $ 16,432
                                                       =========          =========        =========         =========

Basic earnings per share                                  $ 0.83             $ 0.47           $ 1.25            $ 0.94
                                                       =========          =========        =========         =========

Diluted earnings per share                                $ 0.82             $ 0.44           $ 1.23            $ 0.88
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

              ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         (DOLLARS IN THOUSANDS)


                                             Common Stock               Capital in
                                                Shares                  Excess of                 Treasury Stock
                                              Issued and               Par Value -      Retained      Share
                                             Outstanding     Amount    Common Stock     Earnings       Held       Amount   Total
                                            ------------    -------    ------------    ---------  --------------  ------   -----
Balance at June 30, 2005                      18,698,131    $ 1,870       $ 70,450    $ 160,407       176,911    $ (771)  $ 231,956

Redeemable common stock sold / expired                                         648                                              648

Shares awarded under Stock Award Plan                                          365                    (14,126)       62         427

Fair market value of stock options issued                                       69                                               69

Stock options, net                                                            (115)                   (40,000)      174          59

Treasury stock purchase                                                                                90,900    (1,744)     (1,744)

Dividends declared                                                                         (742)                               (742)

Net income                                                                               23,194                              23,194
                                             -----------   --------       --------     --------      --------   -------     -------
Balance at December 31, 2005                  18,698,131    $ 1,870       $ 71,417     $182,859       213,685   $(2,279)    253,867
                                             ===========   ========       ========     ========      ========   =======     =======





              See accompanying notes which are an integral part of
                     the consolidated financial statements.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                      Six Months Ended
                                                                                         December 31,
                                                                                   2005                2004
                                                                                 ---------          ---------
Cash flows from operating activities:
    Net income                                                                   $  23,194           $  16,432
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                                      729                 766
    Amortization of note discount                                                       34                   -
    Deferred taxes                                                                    (304)                (89)
    Stock based compensation expense                                                   267                 139
Changes in operating assets and liabilities:
    Restricted cash - due from title company                                        19,778                   -
    Restricted cash - customer deposits                                             (2,179)              2,597
    Real estate held for development and sale                                     (158,170)           (144,204)
    Receivables, deferred charges and other assets                                  (2,809)             (6,822)
    Land deposits and costs of future developments                                  (5,465)             (8,153)
    Accounts payable and other liabilities                                         (30,491)            (22,169)
    Customer deposits                                                                3,907               3,007
                                                                                 ---------           ---------
Net cash used in operating activities                                             (151,509)           (158,496)
                                                                                 ---------           ---------

Cash flows from investing activities:
    Purchases of property and equipment                                               (678)               (341)
    Acquisitions, net of cash acquired                                                   -             (56,945)
                                                                                 ---------           ---------
Net cash used in investing activities                                                 (678)            (57,286)
                                                                                 ---------           ---------

Cash flows from financing activities:
    Borrowings from loans secured by real estate assets                            124,000             580,811
    Repayment of loans secured by real estate assets                               (91,378)           (384,649)
    Borrowings from unsecured line of credit                                             -             135,948
    Repayments of unsecured line of credit                                               -            (135,948)
    Borrowings from subordinated notes                                             105,000                   -
    Borrowings from other note obligations                                               -               5,179
    Repayment of other note obligations                                             (3,540)                (25)
    Sale/(purchase) of treasury stock                                               (1,744)                267
    Proceeds from Stock Award Plan                                                     284                   -
    Proceeds from stock options exercised                                               59                   -
    Common stock dividend paid                                                        (371)                  -
                                                                                 ---------           ---------
Net cash provided by financing activities                                          132,310             201,583
                                                                                 ---------           ---------

Net increase (decrease) in cash and cash equivalents                               (19,877)            (14,199)
Cash and cash equivalents at beginning of year                                      62,576              32,962
                                                                                 ---------           ---------
Cash and cash equivalents at end of period                                       $  42,699           $  18,763
                                                                                 =========           =========

Supplemental disclosure of cash flow activities:
    Interest paid, net of amounts capitalized                                    $       -           $      29
                                                                                 =========           =========
    Income taxes paid                                                            $  25,112           $  14,243
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

              At December 31, 2005, the Company consolidated twenty VIEs as a result of its options to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these twenty VIEs totaling $10,660,000 and incurred additional pre-acquisition costs totaling $3,440,000. The Company's deposits and any costs incurred prior to acquisition of the land or lots, represent the Company's maximum exposure to loss. The fair value of the VIEs inventory is reported as "Inventory Not Owned - Variable Interest Entities." The Company recorded $121,120,000 in Inventory Not Owned - Variable Interest Entities as of December 31, 2005. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $108,970,000 at December 31, 2005, was reported on the balance sheet as "Obligations related to inventory not owned." Creditors, if any, of these VIEs have no recourse against the Company.

              The Company will continue to secure land and lots using options. Including the deposits and other costs capitalized in connection with the VIEs above, the Company had total costs incurred to acquire land and lots at December 31, 2005 of approximately $41,570,000, including $26,861,000 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $574,603,000. The maximum exposure to loss is limited to the deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

              Recent accounting pronouncements:

              In December 2004, the FASB revised FAS No. 123 through the issuance of FAS No. 123-R "Share Based Payment", revised ("FAS 123-R"). FAS 123-R was effective for the Company commencing July 1, 2005. FAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair value based method in FAS 123-R is similar to the fair-value-based method in FAS No. 123 in most respects, subject to certain key differences. As the Company previously adopted the fair value recognition provisions of FAS No. 123 prospectively for all stock awards granted, commencing on July 1, 2002, the impact of the modified prospective adoption of FAS 123-R did not have a significant impact on the financial position or results of operations of the Company. The Company amortizes compensation expense on a straight line basis over the vesting period of each option grant. For the six months ended December 31, 2005, the Company recorded pretax compensation expense associated with stock awards of $267,000. Total compensation cost related to nonvested awards not yet recognized of $3,920,000 will be recognized according to vesting schedules through March 2015. The Company utilizes the Black-Scholes option pricing model to calculate the compensation expense associated with stock options.

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

(B)           Acquisitions:

              PEACHTREE ACQUISIITON:

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

              REALEN ACQUISITION:

              On July 28, 2004, pursuant to a Purchase Agreement of the same date, the Company completed its acquisition of all of the issued and outstanding partnership interests in Realen Homes L. P., a Pennsylvania limited partnership ("Realen Homes"), from Realen General Partner, LLC, a Pennsylvania limited liability company, and DB Homes Venture L.P., a Pennsylvania limited partnership. The Company acquired the limited partner's interest in Realen Homes and a subsidiary of the Company, RHGP LLC, acquired the general partner's interest and serves as the general partner of Realen Homes.

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

(C)           Mortgage, Other Note Obligations, and Revolving Credit Facility:

              The $536,652,000 outstanding balance at December 31, 2005 consists of $429,000,000 outstanding under the Revolving Credit Facility, which is discussed below, $105,000,000 outstanding pursuant to the sale and issuance of trust preferred securities discussed below, and $2,652,000 under mortgage obligations secured by land held for development and sale and improvements. The maximum balance outstanding under construction and inventory loan agreements at any month end during the six months ended December 31, 2005 was $536,652,000. The average month end balance during the six months ended December 31, 2005 was $456,611,000.

              At December 31, 2005, the Company had approximately $429,000,000 outstanding under the Revolving Credit Facility. In addition, approximately $41,874,000 of letters of credit and other assurances of the availability of funds have been provided under the Revolving Credit Facility.

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

              The Revolving Credit Facility has a three-year term and borrowings and advances bear interest on a per annum basis equal to the LIBOR Market Index Rate plus a non-default variable spread ranging from 175 basis points to 237.5 basis points, depending upon the Company's leverage ratio. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. The December 31, 2005 interest rate was 6.76% which includes the 237.5 basis point spread.

              The Company is required to maintain certain financial ratios and customary covenants as set forth in the Revolving Credit Facility. See Note (K) of Notes to Consolidated Financial Statements for disclosure of subsequent event related to the amended and restated Revolving Credit Facility, effective January 24, 2006.

              On November 23, 2005, the Company issued $75,000,000 of trust preferred securities which mature on January 30, 2036 and are callable, in whole or in part, at par plus accrued interest on or after January 30, 2011. For the first ten years, the securities have a fixed interest rate of 8.61% per annum. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 360 basis points per annum, resetting quarterly. In the event the Company fails to meet certain financial covenants, the applicable rate of interest will be increased by 300 basis points until such time as the Company is in compliance with the financial covenants, then the interest rate will return to its original amount. The transaction is treated as debt for financial statement purposes. The Company used proceeds from the sale of these securities to repay outstanding obligations under the Revolving Credit Facility discussed above.

              On September 20, 2005, the Company issued $30,000,000 of trust preferred securities which mature on September 30, 2035 and are callable, in whole or in part, at par plus accrued interest on or after September 30, 2010. For the first ten years, the securities have a fixed interest rate of 8.52% per annum. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 380 basis points per annum, resetting quarterly. The transaction is treated as debt for financial statement purposes. The Company used proceeds from the sale of these securities for land purchases and general corporate purposes. The obligations relating to the trust preferred securities are subordinated to the Revolving Credit Facility.

              On December 21, 2004 and in accordance with the terms of the Company's Convertible Subordinated 7% Note issued to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, the third and final installment due of $1,000,000 was converted, at $1.50 per share, into 666,668 shares of the Company's common stock.

(D)           Redeemable Common Stock:

              In connection with the Company's acquisition of Parker and Lancaster Corporation on October 13, 2000, the Company issued 300,000 shares of common stock of the Company to the former shareholders of Parker and Lancaster Corporation. The former shareholders of Parker and Lancaster Corporation have the right to cause the Company to repurchase the common stock approximately five years after the closing of the acquisition at a price of $3.33 per share. The redemption feature of these shares expired during the quarter ended December 31, 2005.

              In connection with the Company's acquisition of Masterpiece Homes on July 28, 2003, the Company sold 30,000 shares of common stock of the Company to the president of Masterpiece Homes at $8 per share. The president of Masterpiece Homes has the right to cause the Company to repurchase the common stock at $8 per share by giving notice to the Company no later than the earlier of December 31, 2006 or 30 days after termination of his employment, as specified in his employment agreement.

(E)           Employee Retirement and Deferred Compensation Plans

              EMPLOYEE RETIREMENT PLAN

              On December 1, 2005, the Company adopted a non-qualified target defined benefit retirement plan, effective as of September 1, 2005, which covers a select group of management employees of the Company. This Supplemental Executive Retirement Plan (the "SERP") is intended to provide to each participant an annual supplemental retirement benefit based upon their years of service with the Company and highest average compensation for five consecutive years. The annual supplemental benefit for each participant will be adjusted based on the actual performance of the SERP compared to the target. The benefit is payable for life with a minimum of 10 years guaranteed. In order to qualify for normal retirement benefits, a Participant must attain age 65 with at least five years of participation in the SERP. Early retirement will be permitted beginning at age 55, after 5 years of participation in the Plan. Early retirement benefits will be adjusted actuarially to reflect the early retirement date.

              If a participant terminates employment with the Company prior to attaining his or her normal retirement date, other than by reason of early retirement, death or disability, the participant will forfeit all benefits under the SERP.

              The Company can amend or terminate the SERP at any time. However, no termination will affect the participants' accrued benefits as determined in accordance with the SERP or delay any payments to a participant beyond the time that such amount would otherwise be payable without regard to the amendment.

              The Company used a 4% annual compensation increase, a 8% expected long-term rate of return on plan assets, and a 5% discount rate in its calculation of the present value of its projected benefit obligation. The discount rate used represented the Moody's AA bond rate for long-term bonds as of September 2005. The Company recognized the following costs, assets and liabilities related to the SERP for the period ended December 31, 2005:

                       Net Periodic Pension Cost:
                       Service Cost                                                       $  180,000
                       Interest Cost                                                      $  103,000
                       Amortization of prior service cost                                 $  111,000
                                                                                          ----------
                       Total Net Periodic Pension Cost                                    $  394,000

              DEFERRED COMPENSATION PLAN

              In addition to the retirement benefits provided by the SERP, under the Executive Compensation Deferral Plan (the "Deferral Plan"), participants will have the ability to defer a portion of their compensation which will be credited to an account maintained by the Company for the participant. Amounts contributed by participants are always vested. Participant deferral accounts will be maintained by the Company for recordkeeping purposes only. Participants will have no interest in any assets which may be set aside by the Company to meet its obligations under the Deferral Plan.

(F)           Earnings Per Share:

              The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator used in the computation for the three and six months ended December 31, 2005 and 2004 are shown in the following table:


                                                               Three Months Ended           Six Months Ended
                                                                                 December 31,
                                                            -------------------------------------------------
                                                               2005            2004     2005          2004
                                                            ----------      --------  ---------    ----------

                                                                                 (Unaudited)
                                                                                (in thousands)
              Weighted average common shares issued             18,698        18,031     18,698       18,031
              Unconditional shares issuable                          -            28          -           48
              Less:  Average treasury shares
                Outstanding                                       (149)         (515)      (150)        (545)
                                                            ----------      --------  ---------    ---------
              Basic EPS shares                                  18,549        17,544     18,548       17,534
              Effect of assumed shares issued under
                treasury stock method for stock options            339           562        342          566
              Effect of partial conversion of $3 million
                Convertible Subordinated 7% Note                     -           667          -          667
                                                            ----------      --------  ---------    ---------
              Diluted EPS shares                                18,888        18,773     18,890       18,767
                                                            ==========      ========  =========    =========

              Net income available for
                common  Shareholders                        $   15,416       $ 8,230  $  23,194       $16,432
              Effect of partial conversion of $3 million
                Convertible Subordinated 7% Note                     -            11          -            22
                                                            ----------      --------  ---------    ---------
              Adjusted net income for diluted EPS           $   15,416       $ 8,241  $  23,194       $16,454
                                                            ==========      ========  =========    =========

(G)           Residential Properties Completed or under Construction:

              Residential properties completed or under construction consist of the following:



                                                                      December 31,               June 30,
                                                                          2005                     2005
                                                                      ------------             -----------
                                                                                (in thousands)
             Under contract for sale (backlog)                        $  184,218                 $ 128,137
             Unsold                                                       73,079                    62,718
                                                                      ----------                 ---------
             Total residential properties completed
                  or under construction                               $  257,297                 $ 190,855
                                                                      ==========                 =========

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

(J)           Commitments and Contingencies:

              As of December 31, 2005, the Company owned or controlled approximately 18,000 building lots. As part of the aforementioned building lots, the Company had contracted to purchase, or has under option, undeveloped land and improved lots for an aggregate purchase price of approximately $574,603,000 which is expected to yield approximately 9,765 building lots. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is usually contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers.

(K)           Subsequent Events:

              On January 24, 2006, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc. as guarantor, entered into an Amended and Restated Revolving Credit and Loan Agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provided for the following amendments to the terms of its December 22, 2004 revolving credit facility discussed in note (C) above:

              o The revolving sublimit was increased from $500,000,000 to $650,000,000.

              o The accordion feature of the Revolving Credit Facility was increased from $650,000,000 to $750,000,000.

              o The interest rate was lowered from the LIBOR Market Index Rate plus a non-default variable spread ranging from 175 basis points to 237.5 basis points to the LIBOR Market Index Rate plus a non-default variable spread ranging from 165 basis points to 225 basis points.

              o The maturity date of the Revolving Credit Facility was extended from December 20, 2007 to December 20, 2008.

              o The loan to value or loan to cost advance rate ranges were increased from 50% to 90% of the lower of the appraised value or cost of the real estate to 50% to 95% of the lower of the appraised value or cost of the real estate.

                   ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Orleans Homebuilders, Inc. and its subsidiaries (collectively, the "Company", "OHB" or "Orleans") market, develop and build high-quality, single-family homes, townhomes and condominiums to serve various homebuyer segments, including first-time, first move-up, second move-up, luxury and active adult. The Company believes this broad range of home designs allows it to capitalize on favorable economic and demographic trends within its markets. The Company is currently engaged in residential real estate development in the following fourteen markets: southeastern Pennsylvania; central New Jersey; southern New Jersey; Orange County New York; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Orlando, Palm Coast, and Palm Bay Florida; Chicago, Illinois; and Phoenix, Arizona. The Company's Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina. The Company has operated in its Pennsylvania and New Jersey markets for over 85 years and began operations in its North Carolina and Virginia markets in fiscal 2001 through the acquisition of Parker & Lancaster Corporation, a privately-held residential homebuilder. The Company entered the Orlando and Palm Coast, Florida markets on July 28, 2003 through its acquisition of Masterpiece Homes, Inc. ("Masterpiece Homes"), a privately-held residential homebuilder. On July 28, 2004, the Company entered the Chicago, Illinois market through the acquisition of Realen Homes, L.P. ("Realen Homes"), an established privately-held homebuilder with operations in southeastern Pennsylvania and Chicago, Illinois. On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired, through a wholly-owned subsidiary, certain real estate assets from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which, at the time the Company acquired the assets, were wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, "Peachtree Residential Properties"). In December 2005, the Company entered the Phoenix, Arizona market as a start-up operation via the purchase of an undeveloped parcel of land. The Company anticipates revenue in this market during fiscal year 2007. The Results of Operations include the activity of Realen Homes from July 28, 2004 through December 31, 2005 as well as the revenue and expenses associated with certain real estate assets acquired from Peachtree Residential Properties from December 22, 2004 through December 30, 2005. Unless otherwise indicated, the term the "Company" includes the accounts of Realen Homes.

References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ended June 30th of that year. For example, the phrases "fiscal 2006" or "2006 fiscal year" refer to the fiscal year ended June 30, 2006. When used in this report, "northern region" refers to the Company's markets in Pennsylvania, New Jersey and New York, which includes the southeastern Pennsylvania operations of Realen Homes that were acquired on July 28, 2004; "southern region" refers to the Company's markets in North Carolina and Virginia; "Florida region" refers to the Company's market in Florida, and "midwestern region" refers to the Company's market in Illinois.

At December 31, 2005, backlog was $599,127,000 representing 1,392 homes compared to a backlog of $601,016,000 representing 1,580 homes at December 31, 2004. At December 31, 2005, the Company was selling in 85 active communities and owned or controlled approximately 18,000 building lots compared to 85 active communities and approximately 16,000 owned or controlled building lots at December 31, 2004. The Company considers a community active and open for sale if it has five or more lots available for sale in that community.

Over the past 40 years, the Company has developed an expertise in all aspects of site selection, land planning, entitlement and land development through its experience in the highly regulated southeastern Pennsylvania and New Jersey markets. The Company has experienced land acquisition professionals with local market expertise and maintains oversight of land acquisitions at the corporate level. The Company's development and local market expertise has allowed it to assemble an attractive land position. More than 8,900 of the Company's lots are located in the supply-constrained southeastern Pennsylvania and New Jersey markets. The Company believes the restrictions on the development of new lots in these markets contribute to its land position having a market value significantly higher than its contract purchase price.

Results of Operations

The following table sets forth certain details as to residential sales activity. The information provided is for the three and six months ended December 31, 2005 and 2004 in the case of residential revenue earned and new orders, and as of December 31, 2005 and 2004 in the case of backlog.

A sales contract or potential sale is classified as a new order and, therefore, becomes a part of backlog, at the time a homebuyer executes a contract to purchase a home from the Company.

The Company experienced a cancellation rate of approximately 21% for the quarter ended December 31, 2005, compared to a historical cancellation rate of approximately 15%. The increased cancellation rate is primarily attributable to investor cancellations in the Company's Florida region.


                                                                   Six Months Ended December 31,
                                                            2005                                 2004
                                               -------------------------------     -------------------------------
                                                                  (Dollars in thousands)
NORTHERN REGION (1)                                                    Average                             Average
Pennsylvania and New Jersey:                    Amount      Homes       Price        Amount      Homes      Price
Residential revenue earned                      $149,198      326       $ 458       $135,701      309       $ 439
New orders                                       139,242      257         542        140,546      274         513
Backlog                                          240,565      466         516        287,664      625         460

SOUTHERN REGION(2)
North Carolina, South Carolina
  and Virginia:
Residential revenue earned                      $138,883      355       $ 391        $98,713      279       $ 354
New orders                                       188,967      430         439        103,065      277         374
Backlog                                          208,375      448         465        161,035      410         393

FLORIDA REGION
Residential revenue earned                       $35,727      151       $ 237        $33,831      206       $ 164
New orders                                        49,063      152         323         37,727      179         211
Backlog                                           99,538      360         276         56,744      292         194

MIDWESTERN REGION (3)
Residential revenue earned                       $55,067      132       $ 417        $48,345      133       $ 363
New orders                                        47,493      111         428         46,240      120         385
Backlog                                           50,649      118         429         95,573      253         378

COMBINED REGIONS
Residential revenue earned                     $ 378,875      964       $ 393      $ 316,590      927       $ 342
New orders                                       424,765      950         447        328,118      850         386
Backlog                                          599,127    1,392         430        601,016    1,580         380

(1) Information on residential revenue earned and new orders for the six months ending December 31, 2004 includes the acquired operations of Realen Homes' Southeastern Pennsylvania region from the date of acquisition, July 28, 2004, through December 31, 2005.

(2) Information on residential revenue earned and new orders for the six months ending December 31, 2005 includes amounts acquired from Peachtree Residential Properties for the period beginning December 23, 2004, the date the Company acquired the assets, through December 31, 2005.

(3) Information on residential revenue earned and new orders is for the period beginning July 28, 2004, the date the Company entered this market through its acquisition of Realen Homes, through December 31, 2005.



                                                                 Three Months Ended December 31,
                                                             2005                                2004
                                               -------------------------------     -------------------------------
                                                                  (Dollars in thousands)
NORTHERN REGION (1)                                                    Average                             Average
Pennsylvania and New Jersey:                     Amount      Homes      Price       Amount       Homes      Price
Residential revenue earned                       $90,145       189      $ 477       $68,418       154       $ 444
New orders                                        47,078        81        581        63,109       110         574
Backlog                                          240,565       466        516       287,664       625         460

SOUTHERN REGION(2)
North Carolina, South Carolina
  and Virginia:
Residential revenue earned                       $79,083       199      $ 397       $58,265       163       $ 357
New orders                                        75,307       172        438        56,177       147         382
Backlog                                          208,375       448        465       161,035       410         393

FLORIDA REGION
Residential revenue earned                       $17,848        72      $ 248       $19,428       117       $ 166
New orders                                        17,024        52        327        15,998        73         219
Backlog                                           99,538       360        276        56,744       292         194

MIDWESTERN REGION (3)
Residential revenue earned                       $33,836        80      $ 423       $32,167        88       $ 366
New orders                                        24,007        56        429        22,037        54         408
Backlog                                           50,649       118        429        95,573       253         378

COMBINED REGIONS
Residential revenue earned                     $ 220,912       540      $ 409     $ 178,278       522       $ 342
New orders                                       163,416       361        453       157,321       384         410
Backlog                                          599,127     1,392        430       601,016     1,580         380

(1) Information on residential revenue earned and new orders for the three months ending December 31, 2004 includes the acquired operations of Realen Homes' Southeastern Pennsylvania region from the date of acquisition, July 28, 2004, through December 31, 2005.

(2) Information on residential revenue earned and new orders for the three months ending December 31, 2005 includes amounts acquired from Peachtree Residential Properties for the period beginning December 23, 2004, the date the Company acquired the assets, through December 31, 2005.

(3) Information on residential revenue earned and new orders is for the period beginning July 28, 2004, the date the Company entered this market through its acquisition of Realen Homes, through December 31, 2005.

                  Three and Six Months Ended December 31, 2005

Orders and Backlog

New orders for the six months ended December 31, 2005 increased $96,647,000, or 29.5%, to $424,765,000 on 950 homes, compared to $328,118,000 on 850 homes for the six months ended December 31, 2004. The average price per home of new orders increased by approximately 15.8% to $447,000 for the six months ended December 31, 2005 compared to $386,000 for the six months ended December 31, 2004.

New orders for the three months ended December 31, 2005 increased $6,095,000, or 3.9%, to $163,416,000 on 361 homes, compared to $157,321,000 on 384 homes for the three months ended December 31, 2004. The average price per home of new orders increased by approximately 10.5% to $453,000 for the three months ended December 31, 2005 compared to $410,000 for the three months ended December 31, 2004.

The backlog at December 31, 2005 decreased $1,889,000, or 0.3%, to $599,127,000 on 1,392 homes compared to the backlog at December 31, 2004 of $601,016,000 on 1,580 homes. The decrease in the backlog was attributable to decreases in new orders in the northern region which were partially offset by increases in new orders in the southern and Florida, and midwestern regions. The average price per home included in the Company's backlog increased 13.2% to $430,000 at December 31, 2005 compared to $380,000 at December 31, 2004.

NORTHERN REGION:

New orders for the six months ended December 31, 2005 decreased $1,304,000 to $139,242,000, or 1.0%, on 257 homes, compared to $140,546,000 on 274 homes for the six months ended December 31, 2004. The decrease in new orders is attributable to the delay in the start of new communities to replace communities that were sold out at the conclusion of fiscal 2005 as well as delays in the opening of new model homes in these replacement communities. The delays are due to significant government regulations imposed on developers and homebuilders in the northern region. The decrease was offset by increases in new orders in the communities acquired as part of the Realen Homes acquisition. New orders for the acquired Realen Homes communities increased $13,143,000 to $35,451,000, or 58.9%, on 76 homes for the six months ended December 31, 2005 compared to $22,308,000 on 49 homes for the six months ended December 31, 2004. The increase in new orders in the acquired Realen Homes communities was attributable to the Company's introduction of improved product types in these acquired communities. The average price per home of new orders increased by 5.7% to $542,000 for the six months ended December 31, 2005 compared to $513,000 for the six months ended December 31, 2004. The Company believes that it has been able to increase sales prices due to the demand for new homes resulting from the growing population coupled with the limited supply of entitled lots for residential housing in Pennsylvania and New Jersey due to significant governmental regulations imposed on developers and land builders.

New orders for the three months ended December 31, 2005 decreased $16,031,000 to $47,078,000, or 25.4%, on 81 homes, compared to $63,109,000 on 110 homes for the three months ended December 31, 2004. The decrease in new orders is attributable to the delay in the start of new communities to replace communities that were sold out at the conclusion of fiscal 2005. The delays are due to significant government regulations imposed on developers and homebuilders in the northern region. In addition, the Company has experienced some slowing of potential homebuyers visiting its sales communities during the last three months. The Company believes this is due to a reduction in consumer confidence during the second quarter of its fiscal year coupled with a delay in the opening of new model homes in the Company's replacement communities. However, the Company has experienced some improvement in potential homebuyer traffic at the start of the third quarter as compared to the second quarter of fiscal 2006. The average price per home of new orders increased by 1.2% to $581,000 for the three months ended December 31, 2005 compared to $574,000 for the three months ended December 31, 2004. The change in the average price per home of new orders was impacted by a shift in the mix of new orders for the three months ended December 31, 2005 compared to the three months ended December 31, 2004. Specifically, multi-family product, which typically has a lower price point than single family product, comprised a larger percentage of new orders than single family product for the three months ended December 31, 2005 when compared to the three months ended December 31, 2004. This shift in product mix reduced the increase in the average selling price when compared with the prior year. The Company still believes that the strong demand for new homes resulting from the growing population coupled with the limited supply of entitled lots for residential housing in Pennsylvania and New Jersey due to significant governmental regulations imposed on developers and land builders will continue to have a positive impact on home pricing trends in the northern region.

The Company had 26 active selling communities in the northern region as of December 31, 2005 compared to 25 active selling communities as of December 31, 2004.

SOUTHERN REGION:

New orders for the six months ended December 31, 2005 increased $85,902,000 to $188,967,000, or 83.3%, on 430 homes, compared to $103,605,000 on 277 homes for the six months ended December 31, 2004. The increase in new orders was attributable to new orders of $24,730,000 on 51 homes related to the eight communities acquired from Peachtree Residential Properties as well as the opening of new communities during the six months ended December 31, 2005. The new communities replaced existing communities that were sold-out during fiscal 2005. The average price per home of new orders increased by 17.4% to $439,000 for the six months ended December 31, 2005 compared to $374,000 for the six months ended December 31, 2004. This increase in the average price per home of new orders is attributable to two factors. First, the Company increased prices in a majority of those communities in the region open during the six months ended December 31, 2005 when compared with the same communities and products offered for sale in the comparable prior year period. Second, the Company opened new communities in the region during the six months ended December 31, 2005 that have higher price points than the communities they are replacing that were open during the six months ended December 31, 2004.

New orders for the three months ended December 31, 2005 increased $19,130,000 to $75,307,000, or 34.1%, on 172 homes, compared to $56,177,000 on 147 homes for the three months ended December 31, 2004. The increase in new orders was attributable to new orders of $11,391,000 on 22 homes related to the eight communities acquired from Peachtree Residential Properties as well as the opening of new communities during the three months ended December 31, 2005. The new communities replaced existing communities that were sold-out during fiscal 2005. The average price per home of new orders increased by 14.7% to $438,000 for the three months ended December 31, 2005 compared to $382,000 for the three months ended December 31, 2004. This increase in the average price per home of new orders is attributable to two factors. First, the Company increased prices in a majority of those communities in the region open during the three months ended December 31, 2005 when compared with the same communities and products offered for sale in the comparable prior year period. Second, the Company opened new communities in the region during the three months ended December 31, 2005 that have higher price points than the communities they are replacing that were open during the three months ended December 31, 2004.

The Company had 47 active selling communities in the southern region as of December 31, 2005 and December 31, 2004.

FLORIDA REGION:

New orders for the six months ended December 31, 2005 increased $11,336,000 to $49,063,000, or 30.1%, on 152 homes, compared to $37,727,000 on 179 homes for the six months ended December 31, 2004. The increase in new order dollars was attributable to pricing increases resulting from growing demand for new housing as well a shift in the region towards move-up product which commands greater pricing power than entry level product. The decrease in the number of new orders was attributable to development delays which have postponed the opening of several new communities in the region. The increase in the demand for new housing and the movement towards move-up product has had a positive impact on the average price per home of new orders. The average price per home of new orders increased by 53.1% to $323,000 for the six months ended December 31, 2005 compared to $211,000 for the six months ended December 31, 2004.

New orders for the three months ended December 31, 2005 increased $1,026,000 to $17,024,000, or 6.4%, on 52 homes, compared to $15,998,000 on 73 homes for the three months ended December 31, 2004. The increase in new order dollars was attributable to pricing increases resulting from growing demand for new housing as well a shift in the region towards move-up product which commands greater pricing power than entry level product. The decrease in the number of new orders was attributable to development delays which have postponed the opening of several new communities in the region. The increase in the demand for new housing and the movement towards move-up product has had a positive impact on the Company's average price per home of new orders. The average price per home of new orders increased by 49.3% to $327,000 for the three months ended December 31, 2005 compared to $219,000 for the three months ended December 31, 2004.

The Company had four active selling communities in the Florida region as of December 31, 2005, compared to eight active selling communities as of December 31, 2004. Despite the reduction in the number of communities, the Company expects a continued increase in residential revenue and units sold in the Florida region as the Company owns or controls 2,174 lots at December 31, 2005 compared to 1,641 lots at December 31, 2004. The Company anticipates having seven active selling communities in the region by the end of the fiscal year 2006.

MIDWESTERN REGION:

The Company entered the midwestern region through the acquisition of Realen Homes on July 28, 2004. New orders for six months ended December 31, 2005 increased $1,253,000 to $47,493,000, or 2.7%, on 111 homes compared to $46,240,000 on 120 homes for the six months ended December 31, 2004. The average price per home of new orders increased by 11.2% to $428,000 for the six months ended December 31, 2005 compared to $385,000 for the six months ended December 31, 2004. The increase in average price per home of new orders was attributable to price increases in a majority of those communities open during the six months ended December 31, 2005 when compared with the same communities and products offered for sale in the comparable prior year period.

New orders for three months ended December 31, 2005 increased $1,970,000 to $24,007,000, or 8.9%, on 56 homes compared to $22,037,000 on 54 homes for the three months ended December 31, 2004. The average price per home of new orders increased by 5.2% to $429,000 for the three months ended December 31, 2005 compared to $408,000 for the three months ended December 31, 2004. The increase in average price per home of new orders was attributable to price increases in a majority of those communities open during the three months ended December 31, 2005 when compared with the same communities and products offered for sale in the comparable prior year period.

The Company had 8 active selling communities in the midwestern region as of December 31, 2005, compared to 5 active selling communities as of December 31, 2004.

Total Earned Revenues

Total earned revenues for the six months ended December 31, 2005 increased $64,122,000, to $384,292,000, or 20.0%, compared to $320,170,000 for the six months ended December 31, 2004. Residential revenue earned from the sale of residential homes included 964 homes totaling $378,875,000 during the six months ended December 31, 2005, as compared to 927 homes totaling $316,590,000 during the six months ended December 31, 2004. The average selling price per home delivered in the six months ended December 31, 2005 increased by approximately 14.9% to $393,000 for the six months ended December 31, 2005 compared to $342,000 for the six months ended December 31, 2004.

Total earned revenues for the three months ended December 31, 2005 increased $44,643,000, to $224,651,000, or 24.8%, compared to $180,008,000 for the three months ended December 31, 2004. Residential revenue earned from the sale of residential homes included 540 homes totaling $220,912,000 during the three months ended December 31, 2005, as compared to 522 homes totaling $178,278,000 during the three months ended December 31, 2004. The average selling price per home delivered in the three months ended December 31, 2005 increased by approximately 19.6% to $409,000 for the three months ended December 31, 2005 compared to $342,000 for the three months ended December 31, 2004.

NORTHERN REGION:
Residential revenue earned for the six months ended December 31, 2005 increased $13,497,000 to $149,198,000, or 10.0%, on 326 homes delivered as compared to
$135,701,000 on 309 homes delivered during the six months ended December 31, 2004. The increase in residential revenue earned and new home deliveries is a result of increased homebuilding production in the region coupled with a shift in the mix of homes delivered. Specifically, multi-family product, which typically has a shorter building cycle than single family product, comprised a larger percentage of the total homes delivered in the region during the six months ended December 31, 2005 than single family product when compared to the six months ended December 31, 2004. The average selling price per home delivered in the six months ended December 31, 2005 increased 4.3% to $458,000 for the six months ended December 31, 2005 compared to $439,000 for the six months ended December 31, 2004.

Residential revenue earned for the three months ended December 31, 2005 increased $21,727,000 to $90,145,000, or 31.8%, on 189 homes delivered as compared to $68,418,000 on 154 homes delivered during the three months ended December 31, 2004. The increase in residential revenue earned and new home deliveries is a result of increased homebuilding production in the region coupled with a shift in the mix of homes delivered. Specifically, multi-family product, which typically has a shorter building cycle than single family product, comprised a larger percentage of the total homes delivered in the region during the three months ended December 31, 2005 than single family product when compared to the three months ended December 31, 2004. The average selling price per home delivered in the three months ended December 31, 2005 increased 7.4% to $477,000 for the three months ended December 31, 2005 compared to $444,000 for the three months ended December 31, 2004.

SOUTHERN REGION:

Residential revenue earned for the six months ended December 31, 2005 increased $40,170,000 to $138,883,000, or 40.7%, on 355 homes delivered as compared to
$98,713,000 on 279 homes delivered during the six months ended December 31, 2004. The increase in residential revenue earned and homes delivered was attributable to continued new order growth as the Company continues to expand in the region. The 8 communities acquired from Peachtree Residential Properties contributed $21,640,000 on 49 homes during the six months ended December 31, 2005. The average price per home delivered increased 10.5% to $391,000 for the six months ended December 31, 2005 compared to $354,000 for the six months ended December 31, 2004. The increase in the average price per home delivered was attributable to increases in the average price per home of new orders in fiscal 2006 coupled with an increase in revenue attributable to customer-selected options. In addition, a change in the product mix of homes delivered during the six months ended December 31, 2005 compared to the six months ended December 31, 2004 contributed to the increase in the average price per home delivered. Specifically, the Company delivered a larger percentage of luxury and move-up homes during the six months ended December 31, 2005 than during the six months ended December 31, 2004.

Residential revenue earned for the three months ended December 31, 2005 increased $20,818,000 to $79,083,000, or 35.7%, on 199 homes delivered as compared to $58,265,000 on 163 homes delivered during the three months ended December 31, 2004. The increase in residential revenue earned and homes delivered was attributable to continued new order growth as the Company continues to expand in the region. The 8 communities acquired from Peachtree Residential Properties contributed $10,354,000 on 23 homes during the three months ended December 31, 2005. The average price per home delivered increased 11.2% to $397,000 for the three months ended December 31, 2005 compared to $357,000 for the three months ended December 31, 2004. The increase in the average price per home delivered was attributable to increases in the average price per home of new orders in fiscal 2006 coupled with an increase in revenue attributable to customer-selected options. In addition, a change in the product mix of homes delivered during the three months ended December 31, 2005 compared to the three months ended December 31, 2004 contributed to the increase in the average price per home delivered. Specifically, the Company delivered a larger percentage of luxury and move-up homes during the three months ended December 31, 2005 than during the three months ended December 31, 2004.

FLORIDA REGION:

Residential revenue earned for the six months ended December 31, 2005 increased $1,896,000 to $35,727,000, or 5.6%, on 151 homes, compared to $33,831,000 on 206 homes for the six months ended December 31, 2004. The increase is primarily attributable to a 44.5% increase in the average selling price per home delivered to $237,000 for the six months ended December 31, 2005 compared to $164,000 for the six months ended December 31, 2004. The increase in the average selling price per home delivered is attributable to the demand for new housing as well a shift in the region toward move-up product which commands greater pricing power than entry level product.

Residential revenue earned for the three months ended December 31, 2005 decreased $1,580,000 to $17,848,000, or 8.1%, on 72 homes, compared to $19,428,000 on 117 homes for the three months ended December 31, 2004. The decrease is primarily attributable to government related delays in recording the record plats and obtaining building permits in some of the region's communities. The average price per home delivered increased 49.4% to $248,000 for the three months ended December 31, 2005 compared to $166,000 for the three months ended December 31, 2004. The increase in the average selling price per home delivered is attributable to the demand for new housing as well a shift in the region towards move-up product which commands greater pricing power than entry level product.

MIDWESTERN REGION:

The Company entered the midwestern region on July 28, 2004 through the acquisition of Realen Homes. Residential revenue for the six months ended December 31, 2005, increased $6,722,000 to $55,067,000, or 13.9%, on 132 homes, compared to $48,345,000 on 133 homes for the six months ended December 31, 2004. The increase is primarily attributable to a 14.9% increase in the average selling price per home to $417,000 for the six months ended December 31, 2005 compared to $363,000 for the six months ended December 31, 2004.

Residential revenue for the three months ended December 31, 2005, increased $1,669,000 to $33,836,000, or 5.2%, on 80 homes, compared to $32,167,000 on 88 homes for the three months ended December 31, 2004. The increase is primarily attributable to a 15.6% increase in the average selling price per home to $423,000 for the three months ended December 31, 2005 compared to $366,000 for the three months ended December 31, 2004.

Other Income

Other income consists primarily of property management fees and mortgage processing income. Other income for the six months ended December 31, 2005 increased $576,000 to $4,064,000, or 16.5%, compared to $3,488,000 for the six months ended December 31, 2004. The increase is primarily attributable to increases in mortgage processing revenue as a result of the increase in residential property revenue of the Company and interest income earned during the six months ended December 31, 2005 compared to the six months ended December 31, 2004.

Other income for the three months ended December 31, 2005 increased $699,000 to $2,386,000, or 41.4%, compared to $1,687,000 for the three months ended December 31, 2004. The increase is primarily attributable to increases in mortgage processing revenue as a result of the increase in residential property revenue of the Company and interest income earned during the three months ended December 31, 2005 compared to the three months ended December 31, 2004.

Costs and Expenses

Costs and expenses for the six months ended December 31, 2005 increased $52,298,000 to $345,536,000, or 17.8%, compared with the six months ended December 31, 2004. The cost of residential properties for the six months ended December 31, 2005 increased $41,042,000 to $292,587,000, or 16.3%, when compared with the six months ended December 31, 2004. The increase in cost of residential properties was primarily attributable to the overall increase in residential revenue as noted above. The consolidated gross profit margin for the six months ended December 31, 2005 increased 2.2% to 22.8% compared to 20.5% for the six months ended December 31, 2004.

Interest included in the costs and expenses of residential properties and land sold for the six months ended December 31, 2005 and December 31, 2004 was $5,430,000 and $4,821,000, respectively. The interest incurred during the construction periods is capitalized to inventory and then expensed to the cost of residential properties in the period in which the home settles.

The increase in gross profit margin is primarily attributable to the change in product mix toward more homes for move-up buyers and the introduction of Orleans models at the communities the Company acquired from Realen Homes. In addition, the gross profit margin is favorably affected by the consolidated reduced inventory step-up amortization related to acquisition accounting for inventory delivered during the six months ended December 31, 2005 as compared to the six months ended December 31, 2004.

Costs and expenses for the three months ended December 31, 2005 increased $32,742,000 to $199,295,000, or 19.7%, compared with the three months ended December 31, 2004. The cost of residential properties for the three months ended December 31, 2005 increased $27,348,000 to $169,302,000, or 19.3%, when compared with the three months ended December 31, 2004. The increase in cost of residential properties was primarily attributable to the overall increase in residential revenue as noted above. The consolidated gross profit margin for the three months ended December 31, 2005 increased 3.0% to 23.4% compared to 20.4% for the three months ended December 31, 2004.

Interest included in the costs and expenses of residential properties and land sold for the three months ended December 31, 2005 and December 31, 2004 was $3,211,000 and $2,618,000, respectively. The interest incurred during the construction periods is capitalized to inventory and then expensed to the cost of residential properties in the period in which the home sale to the Company's customer settles.

The increase in gross profit margin is primarily attributable to the change in product mix toward more homes for move-up buyers and the introduction of Orleans models at the communities the Company acquired from Realen Homes. In addition, the gross profit margin is favorably affected by the consolidated reduced inventory step-up amortization related to acquisition accounting for inventory delivered during the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.

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


Selling, General & Administrative Expenses

For the six months ended December 31, 2005, selling, general and administrative expenses increased $9,320,000 to $48,575,000, or 23.7%, when compared with the six months ended December 31, 2004. Variable selling expense as a percentage of revenue for the six months ended December 31, 2005 is consistent with that for the six months ended December 31, 2004. Fixed selling, general and administrative expenses for the six months ended December 31, 2005 are higher than that for the six months ended December 31, 2004 due to pension expense recognized in connection with the Company's adoption of a supplemental executive retirement plan, forfeited deposits and land pre-acquisition costs related to abandoned land development projects, as well as incentive compensation, sales start-up, and advertising expenditures.

The selling, general and administrative expenses as a percentage of residential revenue earned for the six months ended December 31, 2005 increased 0.4% to 12.8% as compared to the 12.4% for the six months ended December 31, 2004. The increased percentage is primarily due to the increased fixed selling, general and administrative expenses discussed above.

For the three months ended December 31, 2005, selling, general and administrative expenses increased $4,068,000 to $27,228,000, or 17.6%, when compared with the three months ended December 31, 2004. Variable selling expense as a percentage of revenue for the three months ended December 31, 2005 is consistent with that for the three months ended December 31, 2004. Fixed selling, general and administrative expenses for the three months ended December 31, 2005 are higher than that for the three months ended December 31, 2004 due to pension expense recognized in connection with the Company's adoption of an supplemental executive retirement plan, forfeited deposits and land pre-acquisition costs related to abandoned land development projects, as well as incentive compensation, and advertising expenditures.

The selling, general and administrative expenses as a percentage of residential revenue earned for the three months ended December 31, 2005 decreased 0.7% to 12.3% as compared to the 13.0% for the three months ended December 31, 2004. The decreased percentage is primarily attributable to the ability to obtain economies of scale through a reduction of the fixed selling, general and administrative costs acquired in the Realen acquisition.

Income Tax Expense

Income tax expense for the six months ended December 31, 2005 increased $5,062,000 to $15,562,000, or 48.2% from $10,500,000 for the six months ended
December 31, 2004. Income tax expense as a percentage of income from operations before income taxes was 40.2% and 39.0% for the six months ended December 31, 2005 and 2004, respectively. The increase in income tax expense for the six months ended December 31, 2005 is attributable to an increase in pre-tax net income during the six months ended December 31, 2005 compared to the six months ended December 31, 2004 coupled with a higher effective tax rate. The increase in the effective tax rate is due to a decrease in favorable permanent differences from pervious acquisitions, partially offset by the inclusion of tax credits for the tax deduction of qualified production activities provided by the American Jobs Creation Act of 2004.

Income tax expense for the three months ended December 31, 2005 increased $4,715,000 to $9,940,000, or 90.2% from $5,225,000 for the three months ended
December 31, 2004. Income tax expense as a percentage of income from operations before income taxes was 39.2% and 38.8% for the three months ended December 31, 2005 and 2004, respectively. The increase in income tax expense for the three months ended December 31, 2005 is attributable to an increase in pre-tax net income during the three months ended December 31, 2005 compared to the three months ended December 31, 2004 coupled with a higher effective tax rate. The increase in the effective tax rate is due to a decrease in favorable permanent differences from pervious acquisitions, partially offset by the inclusion of tax credits for the tax deduction of qualified production activities provided by the American Jobs Creation Act of 2004.

Net Income

Net income for the six months ended December 31, 2005 increased $6,762,000, or 41.2%, to $23,194,000, compared with $16,432,000 for the six months ended December 31, 2004. The increase in net income was attributable to increased residential revenue earned during the six months ended December 31, 2005 coupled with improved gross profit margins.

Net income for the three months ended December 31, 2005 increased $4,715,000, or 87.3%, to $15,416,000, compared with $8,230,000 for the three months ended December 31, 2004. The increase in net income was attributable to increased residential revenue earned during the three months ended December 31, 2005 coupled with improved gross profit margins.

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

Trust Preferred Securities

On November 23, 2005, the Company issued $75,000,000 of trust preferred securities which mature on January 30, 2036 and are callable, in whole or in part, at par plus accrued interest on or after January 30, 2011. For the first ten years, the securities have a fixed interest rate of 8.61% per annum. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 360 basis points per annum, resetting quarterly. In the event the Company fails to meet certain financial covenants, the applicable rate of interest will be increased by 300 basis points until such time as the Company is in compliance with the financial covenants, then the interest rate will return to its original amount. The transaction is treated as debt for financial statement purposes. The Company used proceeds from the sale of these securities to repay outstanding obligations under the Revolving Credit Facility discussed above.

On September 20, 2005, the Company issued $30,000,000 of trust preferred securities which mature on September 30, 2035 and are callable, in whole or in part, at par plus accrued interest on or after September 30, 2010. For the first ten years, the securities have a fixed interest rate of 8.52% per annum. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 380 basis points per annum, resetting quarterly. The transaction is treated as debt for financial statement purposes. The Company used proceeds from the sale of these securities for land purchases and general corporate purposes. The obligations relating to the trust preferred securities are subordinated to the Revolving Credit Facility.

Revolving Credit Facility

At December 31, 2005, the Company had $29,126,000 of borrowing capacity under its secured revolving credit facility discussed below. A majority of the Company's debt is variable rate, based on 30-day LIBOR or the prime rate, and therefore, the Company is exposed to market risk in connection with interest rate changes. At December 31, 2005, the 30-day LIBOR and prime rates of interest were 4.39% and 7.25%, respectively.

On January 24, 2006, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc. as guarantor, entered into an Amended and Restated Revolving Credit and Loan Agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provided for the following amendments to the terms of its December 22, 2004 revolving credit facility:

                  The revolving sublimit was increased from $500,000,000 to $650,000,000.

                  The accordion feature of the Revolving Credit Facility was increased from $650,000,000 to $750,000,000.

                  The interest rate was lowered from the LIBOR Market Index Rate plus a non-default variable spread ranging from 175 basis points to 237.5 basis points to the LIBOR Market Index Rate plus a non-default variable spread ranging from 165 basis points to 225 basis points.

                  The maturity date of the Revolving Credit Facility was extended from December 20, 2007 to December 20, 2008.

                  The loan to value or loan to cost advance rate ranges were increased from 50% to 90% of the lower of the appraised value or cost of the real estate to 50% to 95% of the lower of the appraised value or cost of the real estate.

In connection with the Amended and Restated Credit Agreement, Orleans Homebuilders entered into and amended Guaranty Agreement.

Employee Retirement Plan

On December 1, 2005, the Company adopted a non-qualified target defined benefit retirement plan, effective as of September 1, 2005, which covers a select group of management employees of the Company. This Supplemental Executive Retirement Plan (the "SERP") is intended to provide to each participant an annual supplemental retirement benefit based upon their years of service with the Company and highest average compensation for five consecutive years. The annual supplemental benefit for each participant will be adjusted based on the actual performance of the SERP compared to the target. The benefit is payable for life with a minimum of 10 years guaranteed. In order to qualify for normal retirement benefits, a Participant must attain age 65 with at least five years of participation in the SERP. Early retirement will be permitted beginning at age 55, after 5 years of participation in the Plan. Early retirement benefits will be adjusted actuarially to reflect the early retirement date.

If a participant terminates employment with the Company prior to attaining his or her normal retirement date, other than by reason of early retirement, death or disability, the participant will forfeit all benefits under the SERP.

The Company can amend or terminate the SERP at any time. However, no termination will affect the participants' accrued benefits as determined in accordance with the SERP or delay any payments to a participant beyond the time that such amount would otherwise be payable without regard to the amendment.

The Company used a 4% annual compensation increase, a 8% expected long-term rate of return on plan assets, and a 5% discount rate in its calculation of the present value of its projected benefit obligation. The discount rate used represented the Moody's AA bond rate for long-term bonds as of September 2005. The Company recognized the following costs, assets and liabilities related to the SERP for the period ended December 31, 2005:


            Net Periodic Pension Cost:
            Service Cost                                              $  180,000
            Interest Cost                                             $  103,000
            Amortization of prior service cost                        $  111,000
                                                                      ----------
            Total Net Periodic Pension Cost                           $  394,000

Deferred Compensation Plan

In addition to the retirement benefits provided by the SERP, under the Executive Compensation Deferral Plan (the "Deferral Plan"), participants will have the ability to defer a portion of their compensation which will be credited to an account maintained by the Company for the participant. Amounts contributed by participants are always vested. Participant deferral accounts will be maintained by the Company for recordkeeping purposes only. Participants will have no interest in any assets which may be set aside by the Company to meet its obligations under the Deferral Plan.

Share Repurchase Program

In September 2005, the Board of Directors authorized the repurchase of up to one million shares of the Company's common stock. The repurchases, which represent up to 5% of the Company's 18.7 million shares of common stock currently outstanding, will be made from time to time through open market purchases or privately negotiated transactions at the Company's discretion and in accordance with the rules of the Securities and Exchange Commission. The amount and timing of the repurchases will depend on market conditions and other factors.

During the six months ended December 31, 2005, the Company repurchased 90,900 shares of its common stock for a total purchase price of $1,744,143.

Cash Flow Statement

Net cash used in operating activities for the six months ended December 31, 2005 was $151,509,000, compared to net cash used in operating activities for the prior year six month period of $158,496,000. The decrease in net cash used in operating activities during the six months ended December 31, 2005 was primarily attributable to an increase in net income partially offset by a net increase in cash used for real estate held for development and sale and accounts payable and other liabilities. Net cash used in investing activities for the six months ended December 31, 2005 was $678,000, compared to $57,286,000 for the prior fiscal period. This decrease was primarily related to the acquisition of Realen Homes on July 28, 2004. Net cash provided by financing activities for the six months ended December 31, 2005 was $132,310,000, compared to $201,583,000 for the prior fiscal period. The decrease in net cash provided by financing activities is primarily attributable to borrowings used to acquire Realen Homes during the six months ended December 31, 2004.

Lot Positions

As of December 31, 2005, the Company owned or controlled approximately 18,000 building lots. Included in the aforementioned lots, the Company had contracted to purchase, or has under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $574,603,000 that are expected to yield approximately 9,765 building lots.

Undeveloped Land Acquisitions

In recent years, the process of acquiring desirable undeveloped land has become extremely competitive, particularly in the northern region, mostly due to the lack of available parcels suitable for development. In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land by forfeiture of its deposit under the agreement. For the six months ended December 31, 2005, the Company forfeited $240,000 of land deposits and expensed an additional $687,000 of pre-acquisition costs related to the cancellation of purchase agreements. Included in the balance sheet captions "Inventory not owned
- Variable Interest Entities" and "Land deposits and costs of future development," at December 31, 2005 the Company had $35,990,000 invested in 71 parcels of undeveloped land, of which $21,587,000 is deposits, a portion of which is non-refundable. At December 31, 2005 overall undeveloped parcels of land under contract had an aggregate purchase price of approximately $481,649,000 and were expected to yield approximately 8,682 building lots.

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

At December 31, 2005, the Company had contracted to purchase or had under option approximately 1,083 improved building lots for an aggregate purchase price of approximately $92,954,000. At December 31, 2005, the Company had $5,580,000 invested in these improved building lots, of which $5,274,000 is deposits. There were no deposits forfeited during the six months ended December 31, 2005 with respect to improved building lots.

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

Recent Accounting Pronouncements

In December 2004, the FASB revised FAS No. 123 through the issuance of FAS No. 123-R "Share Based Payment", revised ("FAS 123-R"). FAS 123-R was effective for the Company commencing July 1, 2005. FAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair value based method in FAS 123-R is similar to the fair-value-based method in FAS No. 123 in most respects, subject to certain key differences. As the Company previously adopted the fair value recognition provisions of FAS No. 123 prospectively for all stock awards granted, commencing on July 1, 2002, the impact of the modified prospective adoption of FAS 123-R did not have a significant impact on the financial position or results of operations of the Company. The Company amortizes compensation expense on a straight line basis over the vesting period of each option grant. For the six months ended December 31, 2005, the Company recorded pretax compensation expense associated with stock awards of $267,000. Total compensation cost related to nonvested awards not yet recognized of $3,920,000 will be recognized according to vesting schedules through March 2015. The Company utilizes the Black-Scholes option pricing model to calculate the compensation expense associated with stock options.

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

     o The Company may not be successful in its effort to identify, complete or integrate acquisitions, or to enter new markets through start-up operations, which could disrupt the activities of the Company's current business, adversely affect the Company's results of operations and future growth, or cause losses.

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

     o The Company's substantial indebtedness could adversely affect it financial condition and prevent it form fulfilling its debt service obligations.

     o To service the Company's indebtedness, the Company requires a significant amount of cash. The Company's ability to generate cash depends on many factors beyond its control.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company's principal market risk exposure continues to be interest rate risk. A majority of the Company's debt is variable based on LIBOR or the prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, an increase or decrease in interest rates of 100 basis points will result in a corresponding increase or decrease in cost of sales and interest charges incurred by the Company of approximately $4,290,000 in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered. The Company believes that reasonably possible near-term interest rate changes will not result in a material negative effect on future earnings, fair values or cash flows of the Company. Generally, the Company has been able to recover any increased costs of borrowing through increased selling prices; however, there is no assurance the Company will be able to continue to increase selling prices to cover the effects of any increase in near-term interest rates.

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

                           PART II. OTHER INFORMATION


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands, except per share data)

                       In September 2005, the Board of Directors authorized
              the repurchase of up to one million shares of the Company's common stock. The repurchases, which represent up to 5% of the Company's 18.7 million shares of common stock currently outstanding, will be made from time to time through open market purchases or privately negotiated transactions at the Company's discretion and in accordance with the rules of the Securities and Exchange Commission. The amount and timing of the repurchases will depend on market conditions and other factors. The Company repurchased the following shares of common stock during the second quarter of 2005:

                                                                                               Total Number of
                                 Total          Average         Shares Purchased               Maximum Number
                                 Number          Price             as Part of                of Shares That May
                               of Shares         Paid              Publically                 Yet Be Purchased
Period                         Purchased       per Share         Announced Plans               Under the Plan
-----------------------------------------------------------------------------------------------------------------
November 1 - 30, 2005           30,200          $ 19.58              30,200                        969,800

December 1 - 31, 2005           60,700          $ 18.99              60,700                        909,100


Item 4.       Submission of Matters to a Vote of Security Holders.

              On December 1, 2005, the Company held its Annual Meeting of Stockholders pursuant to a notice dated October 18, 2005. Definitive proxy materials were filed with the Securities and Exchange Commission prior to the meeting. A total of 17,906,915 shares were voted at the meeting constituting 96.5% of the 18,561,220 shares entitled to vote.

              At the Annual Meeting, the ten nominees (Benjamin D. Goldman, Jerome S. Goodman, Robert N. Goodman, Andrew N. Heine, David Kaplan, Lewis Katz, Jeffrey P. Orleans, Robert M. Segal, John
              W. Temple and Michael T.Vesey) for election to the Company's Board of Directors were all elected. The results of the vote were as follows:

                                                              Shares for Which
                                      Share Voted For        Vote was Withheld
                                      ---------------        ------------------
              Benjamin D. Goldman       17,118,603                788,312
              Jerome S. Goodman         17,526,201                380,714
              Robert N. Goodman         16,657,314              1,249,601
              Andrew N. Heine           17,485,705                441,210
              David Kaplan              17,484,741                422,174
              Lewis Katz                17,425,121                481,794
              Jeffrey P. Orleans        17,423,165                483,750
              Robert M. Segal           17,434,353                472,562
              John W. Temple            17,497,015                409,900
              Michael T. Vesey          17,435,373                471,542

Item 6.          Exhibits.


                  4.1 In accordance with Regulation S-K, Item 601(b)(4)(iii)(A) certain instruments respecting long-term debt of the Company have been omitted; the Company agrees to furnish a copy of any such instrument to the SEC upon request.

                  10.1** Supplemental Executive Retirement Plan, effective September 1, 2005.

                  10.2** Executive Compensation Deferral Plan, effective June 1, 2005.

                  10.3* Amended and Restated Revolving Credit Loan Agreement among Greenwood Financial, Inc. and certain other subsidiaries of Orleans Homebuilders, Inc., Orleans Homebuilders, Inc. and Wachovia Bank, National Association and certain other lenders, dated January 24, 2006.

                  10.4* Guaranty by Orleans Homebuilders, Inc. dated January 24, 2006.

                  10.5 Junior Subordinated Indenture by and between OHI Financing, Inc. and JMorgan Chase Bank, National Association, dated November 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 30, 2005).

                  10.6 Amended and Restated Trust Agreement by and Among OHI Financing, Inc., JPMorgan Chase Bank, National Association and the Administrative Trustees named herein, dated November 23, 2005 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 30, 2005).

                  10.7 Parent Guarantee Agreement by and between Orleans Homebuilders, Inc. and JPMorgan Chase Bank, National Assoication dated November 23, 2005 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 30, 2005).

                  10.8** First Amendment to Employment Agreement by and between Orleans Homebuilders, Inc. and Robert Fitzsimmons dated December 31, 2005.

                  10.9** First Amendment to Employment Agreement by and between Orleans Homebuilders, Inc. and Jeffrey P. Orleans dated December 31, 2005.

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

** Management contract or compensatory plan or arrangement filed herewith electronically.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ORLEANS HOMEBUILDERS, INC.
                                          (Registrant)

         February 9, 2006                 Michael T. Vesey
                                          ----------------
                                          Michael T. Vesey
                                          President and Chief Operating Officer


         February 9, 2006                 Joseph A. Santangelo
                                          --------------------
                                          Joseph A. Santangelo
                                          Treasurer, Secretary and Chief
                                          Financial Officer

                                       EXHIBIT INDEX

                  4.1 In accordance with Regulation S-K, Item 601(b)(4)(iii)(A) certain instruments respecting long-term debt of the Company have been omitted; the Company agrees to furnish a copy of any such instrument to the SEC upon request.

                  10.1** Supplemental Executive Retirement Plan, effective September 1, 2005.

                  10.2** Executive Compensation Deferral Plan, effective June 1, 2005.

                  10.3* Amended and Restated Revolving Credit Loan Agreement among Greenwood Financial, Inc. and certain other subsidiaries of Orleans Homebuilders, Inc., Orleans Homebuilders, Inc. and Wachovia Bank, National Association and certain other lenders, dated January 24, 2006.

                  10.4* Guaranty by Orleans Homebuilders, Inc. dated January 24, 2006.

                  10.5 Junior Subordinated Indenture by and between OHI Financing, Inc. and JMorgan Chase Bank, National Association, dated November 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 30, 2005).

                  10.6 Amended and Restated Trust Agreement by and Among OHI Financing, Inc., JPMorgan Chase Bank, National Association and the Administrative Trustees named herein, dated November 23, 2005 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 30, 2005).

                  10.7 Parent Guarantee Agreement by and between Orleans Homebuilders, Inc. and JPMorgan Chase Bank, National Assoication dated November 23, 2005 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 30, 2005).

                  10.8** First Amendment to Employment Agreement by and between Orleans Homebuilders, Inc. and Robert Fitzsimmons dated December 31, 2005.

                  10.9** First Amendment to Employment Agreement by and between Orleans Homebuilders, Inc. and Jeffrey P. Orleans dated December 31, 2005.

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

** Management contract or compensatory plan or arrangement filed herewith electronically.