Form 10-Q
period 2006-03-31
ORLEANS HOMEBUILDERS INC
filed 2006-05-08
CIK 38570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer            Accelerated filer            Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    No

Number of shares of common stock, par value $0.10 per share, outstanding as of
May 8, 2006: 18,401,207
(excluding 296,924 shares held in Treasury).

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Back to Contents

Orleans Homebuilders, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands)

	March 31, 2006 (Unaudited)	June 30, 2005

Assets
Cash and cash equivalents	$42,246	$62,576
Restricted cash - due from title company	9,972	28,785
Restricted cash - customer deposits	19,752	20,100
Real estate held for development and sale:
Residential properties completed or under construction	340,005	190,855
Land held for development or sale and improvements	504,605	398,290
Inventory not owned - Variable Interest Entities	138,657	88,252
Property and equipment, at cost, less accumulated depreciation	3,392	3,420
Deferred taxes	3,106	2,802
Intangible assets	4,111	6
Goodwill	20,514	20,514
Receivables, deferred charges and other assets	21,489	18,532
Land deposits and costs of future development	27,579	27,408

Total Assets	$1,135,428	$861,540

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$32,121	$47,689
Accrued expenses	71,637	65,253
Customer deposits	30,722	27,738
Obligations related to inventory not owned - Variable Interest Entities	126,117	79,585
Mortgage and other note obligations	498,605	399,030
Subordinated notes	105,000	—
Other notes payable	5,890	9,400

Total Liabilities	870,092	628,695

Commitments and contingencies (See Note J)

Redeemable common stock	240	889

Shareholders’ Equity:
Common stock, $.10 par, 23,000,000 shares authorized,
18,698,131 shares issued at March 31, 2006
and June 30, 2005	1,870	1,870
Capital in excess of par value - common stock	71,764	70,450
Retained earnings	195,300	160,407
Treasury stock, at cost (296,924 and 176,911 shares held at
March 31, 2006 and June 30, 2005, respectively)	(3,838)	(771)

Total Shareholders’ Equity	265,096	231,956

Total Liabilities and Shareholders’ Equity	$1,135,428	$861,540

See accompanying notes which are an integral part of the consolidated financial statements.

Back to Contents

Orleans Homebuilders, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,

	2006	2005	2006	2005

Earned revenues
Residential properties	$207,843	$198,120	$586,718	$514,710
Land sales	—	250	1,353	342
Other income	2,072	1,612	6,136	5,100

	209,915	199,982	594,207	520,152

Costs and expenses
Residential properties	161,411	160,523	453,998	412,068
Land sales	—	250	1,150	338
Other	1,407	972	4,631	3,293
Selling, general and administrative	25,864	20,894	74,439	60,149
Interest:
Incurred	10,779	6,913	26,497	12,951
Less capitalized	(10,779)	(6,878)	(26,497)	(12,887)

	188,682	182,674	534,218	475,912

Income from operations before income taxes	21,233	17,308	59,989	44,240
Income tax expense	8,424	6,735	23,986	17,235

Net income	$12,809	$10,573	$36,003	$27,005

Basic earnings per share	$0.69	$0.58	$1.94	$1.52

Diluted earnings per share	$0.68	$0.56	$1.91	$1.44

Dividends declared per share	$0.02	$—	$0.06	$—

Basic weighted average shares outstanding	18,445	18,339	18,514	17,798

Diluted weighted shares outstanding	18,781	18,893	18,854	18,812

See accompanying notes which are an integral part of the consolidated financial statements.

Back to Contents

Orleans Homebuilders, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(dollars in thousands)

	Common Stock				Treasury Stock

	Shares Issued and Outstanding	Amount	Capital in Excess of Par Value - Common Stock	Retained Earnings	Share Held	Amount	Total

Balance at June 30, 2005	18,698,131	$1,870	$70,450	$160,407	176,911	$(771)	$231,956

Redeemable common stock sold / expired			649				649

Shares awarded under Stock Award Plan			427		(14,126)	62	489

Fair market value of stock options issued			104				104

Stock options, net			(115)		(40,000)	174	59

Tax benefit of stock option exercises			249				249

Treasury stock purchase					174,139	(3,303)	(3,303)

Dividends declared				(1,110)			(1,110)

Net income				36,003			36,003

Balance at March 31, 2006	18,698,131	$1,870	$71,764	$195,300	296,924	$(3,838)	$265,096

See accompanying notes which are an integral part of the consolidated financial statements.

Back to Contents

Orleans Homebuilders, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended March 31,

	2006	2005

Cash flows from operating activities:
Net income	$36,003	$27,005
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	928	1,051
Amortization of note discount	50	—
Deferred taxes	(304)	(89)
Stock based compensation expense	392	226
Changes in operating assets and liabilities:
Restricted cash - due from title company	18,813	—
Restricted cash - customer deposits	348	(3,051)
Real estate held for development and sale	(255,465)	(195,053)
Receivables, deferred charges and other assets	(2,957)	(6,852)
Land deposits and costs of future developments	(4,044)	(10,473)
Accounts payable and other liabilities	(13,746)	(13,008)
Customer deposits	2,984	4,423

Net cash used in operating activities	(216,998)	(195,821)

Cash flows from investing activities:
Purchases of property and equipment	(894)	(452)
Acquisitions, net of cash acquired	—	(56,635)

Net cash used in investing activities	(894)	(57,087)

Cash flows from financing activities:
Borrowings from loans secured by real estate assets	190,959	628,811
Repayment of loans secured by real estate assets	(91,384)	(384,649)
Borrowings from unsecured line of credit	—	135,948
Repayments of unsecured line of credit	—	(135,948)
Borrowings from subordinated notes	105,000	—
Borrowings from other note obligations	—	5,179
Repayment of other note obligations	(3,560)	(2,168)
Sale/(purchase) of treasury stock	(3,303)	268
Proceeds from Stock Award Plan	284	—
Tax benefit form exercise of stock options	249	—
Proceeds from stock options exercised	59	137
Common stock dividend paid	(742)	—

Net cash provided by financing activities	197,562	247,578

Net decrease in cash and cash equivalents	(20,330)	(5,330)
Cash and cash equivalents at beginning of year	62,576	32,962

Cash and cash equivalents at end of period	$42,246	$27,632

Supplemental disclosure of cash flow activities:
Interest paid, net of amounts capitalized	$—	$64

Income taxes paid	$25,919	$14,512

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

Accounting for variable interest entities:

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). The FASB issued a revised FIN 46 in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE.

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

At March 31, 2006, the Company consolidated twenty-two VIEs as a result of its options to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these twenty-two VIEs totaling $12,890,000 and incurred additional pre-acquisition costs totaling $2,500,000. The Company's deposits and any costs incurred prior to acquisition of the land or lots represent the Company’s maximum exposure to loss. The fair value of the VIEs inventory is reported as “Inventory not owned – Variable Interest Entities.” The Company recorded $138,657,000 in Inventory Not Owned - Variable Interest Entities as of March 31, 2006. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $126,117,000 at March 31, 2006, was reported on the balance sheet as “Obligations related to inventory not owned – Variable Interest Entities.” Creditors, if any, of these VIEs have no recourse against the Company.

Back to Contents

The Company will continue to secure land and lots using options. Including the deposits and other costs capitalized in connection with the VIEs discussed in the prior paragraph, the Company had total costs incurred to acquire land and lots at March 31, 2006 of approximately $40,135,000, including $24,300,000 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $605,613,000. The maximum exposure to loss is limited to the deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

Accounting for share based payments:

In December 2004, the FASB revised FAS No. 123 through the issuance of FAS No. 123-R “Share Based Payment”, revised (“FAS 123-R”).  FAS 123-R was effective for the Company commencing July 1, 2005.  FAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  The fair value based method in FAS 123-R is similar to the fair-value-based method in FAS No. 123 in most respects, subject to certain key differences.  As the Company previously adopted the fair value recognition provisions of FAS No. 123 prospectively for all stock awards granted, commencing on July 1, 2002, the impact of the modified prospective adoption of FAS 123-R did not have a significant impact on the financial position or results of operations of the Company. The Company amortizes compensation expense on a straight line basis over the vesting period of each option grant. The Company utilizes the Black-Scholes option pricing model to calculate the compensation expense associated with stock options. For the nine months ended March 31, 2006, the Company recorded pretax compensation expense associated with stock awards of $392,000. Total compensation cost related to nonvested awards not yet recognized of $3,804,000 will be recognized according to vesting schedules through March 2015. For the nine months ended March 31, 2006, the Company recognized a $249,000 tax benefit resulting from the disqualified disposition of shares issued to employees in connection with the exercise of incentive stock options.

Accounting for income taxes:

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" (FSP FAS 109-1). FSP FAS 109-1 clarifies that the deduction will be treated as a "special deduction" as described in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed.   The Company files a consolidated return on a calendar year.  Accordingly, the Company began reflecting the special deduction with respect to its operations effective January 1, 2005.  The expected impact was and will be to lower the effective tax provision in the periods in which the deduction may be claimed and that this benefit will increase as the deduction is phased in under the statute.

Back to Contents

(B)	Acquisitions:

Peachtree Acquisition:

On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired, through a wholly-owned subsidiary, the real estate assets described below (the “Assets”) from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which, at the time the Company acquired the assets, were wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, “Peachtree Residential Properties”).

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

Realen Acquisition:

On July 28, 2004, pursuant to a Purchase Agreement of the same date, the Company completed its acquisition of all of the issued and outstanding partnership interests in Realen Homes L. P., a Pennsylvania limited partnership (“Realen Homes”), from Realen General Partner, LLC, a Pennsylvania limited liability company, and DB Homes Venture L.P., a Pennsylvania limited partnership. The Company acquired the limited partner’s interest in Realen Homes and a subsidiary of the Company, RHGP LLC, acquired the general partner's interest and serves as the general partner of Realen Homes.

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

The Company accounted for the acquisition as a purchase in accordance with SFAS No. 141, “Business Combinations.” The purchase price was allocated to goodwill for $13,327,000 which is defined as the fair value of assets and liabilities acquired in excess of the purchase price and to intangible assets for $500,000. The intangible assets represent the intangible value of the backlog acquired from Realen Homes. The intangible value of the backlog was amortized into cost of sales as the acquired backlog was delivered. The Company amortized the remaining $6,000 of the intangible value of the backlog acquired from Realen Homes during the three months ended September 30, 2005.

Masterpiece Acquisition:

On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes and entered into an employment agreement with the president of Masterpiece Homes. Masterpiece Homes is an established homebuilder located in Orange City, Florida. The terms of the stock purchase agreement and employment agreement are as follows: (i) $3,900,000 in cash, at closing; and (ii) $2,130,000 payable January 1, 2005 (the “Contingent Stock Payment”), unless prior to that date the president is terminated for cause or terminates his employment without good reason, as defined in the employment agreement; (iii) sale of 30,000 shares of the Company’s common stock at $8 per share with a put option at the same price, (iv) stock options to purchase 45,000 shares of the Company’s common stock at $10.64 per share vesting equally on December 31, 2004, 2005 and 2006; and (v) contingent payments representing 25% of the pre-tax profits of Masterpiece Homes for the calendar years ended December 31, 2004, 2005 and 2006. The Company also incurred approximately $405,000 in acquisition costs to complete this transaction. The aforementioned costs are considered part of the purchase price of Masterpiece Homes, except for the following items that are considered part of, and contingent upon, the employment agreement: (a) $710,000 of the $2,130,000 paid January 10, 2005; (b) stock options to purchase 45,000 shares of the Company’s common stock at $10.64 per share; and (c) contingent payments representing 25% of the pre-tax profits of Masterpiece Homes for the calendar years ended December 31, 2004, 2005 and 2006.

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

Back to Contents

From July 28, 2003 through March 31, 2006, the Company recorded $308,000 in pretax compensation expense associated with the stock options granted pursuant to the employment agreement with the president of Masterpiece Homes, recognized $3,763,000 in contingent payments representing 25% of the pre-tax profits of Masterpiece Homes, and paid the Contingent Stock Payment of $2,130,000 on January 1, 2005 as required under the terms of the acquisition agreement.

(C)	Mortgage and other note obligations and subordinated notes:

The $603,605,000 outstanding balance at March 31, 2006 consists of $495,950,000 outstanding under the Revolving Credit Facility, which is discussed below, $105,000,000 outstanding pursuant to the sale and issuance of trust preferred securities discussed below, and $2,655,000 under mortgage obligations secured by land held for development and sale and improvements. The average month end balance during the nine months ended March 31, 2006 was $500,947,000.

At March 31, 2006, the Company had approximately $495,950,000 outstanding under the Revolving Credit Facility. In addition, approximately $42,468,000 of letters of credit and other assurances of the availability of funds have been provided under the Revolving Credit Facility.

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc. as guarantor, entered into a Revolving Credit and Loan Agreement for a $500,000,000 Senior Secured Revolving Credit and Letter of Credit Facility (the “Revolving Credit Facility”) with various banks as lenders. The Revolving Credit Facility was amended on January 24, 2006 via the Amended and Restated Revolving Credit and Loan Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provided for the following amendments to the terms of its December 22, 2004 revolving credit facility:

•	The revolving sublimit was increased from $500,000,000 to $650,000,000.

•	The accordion feature of the Revolving Credit Facility was increased from $650,000,000 to $750,000,000.

•
The interest rate was lowered from the LIBOR Market Index Rate plus a non-default variable spread ranging from 175 basis points to 237.5 basis points to the LIBOR Market Index Rate plus a non-default variable spread ranging from 165 basis points to 225 basis points.

•	The maturity date of the Revolving Credit Facility was extended from December 20, 2007 to December 20, 2008.

Back to Contents

•
The loan to value or loan to cost advance rate ranges were increased from 50% to 90% of the lower of the appraised value or cost of the real estate to 50% to 95% of the lower of the appraised value or cost of the real estate.

Under and subject to the terms of the Amended and Restated Credit Agreement, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for investment in joint ventures, for working capital and for such other appropriate purposes as may be approved by the lenders. The Company is required to maintain certain financial ratios and customary covenants as set forth in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement is primarily collateralized by real estate held for development and sale. In addition, in connection with the Amended and Restated Credit Agreement, Orleans Homebuilders entered into an amended and restated Guaranty Agreement.

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

On December 21, 2004 and in accordance with the terms of the Company’s Convertible Subordinated 7% Note issued to Jeffrey P. Orleans, Chairman and Chief Executive Officer of the Company, the third and final installment due of $1,000,000 was converted, at $1.50 per share, into 666,668 shares of the Company’s common stock.

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

Back to Contents

In connection with the Company’s acquisition of Masterpiece Homes on July 28, 2003, the Company sold 30,000 shares of common stock of the Company to the president of Masterpiece Homes at $8 per share. The president of Masterpiece Homes has the right to cause the Company to repurchase the common stock at $8 per share by giving notice to the Company no later than the earlier of December 31, 2006 or 30 days after termination of his employment, as specified in his employment agreement.

(E)	Employee Retirement and Deferred Compensation Plans

Employee Retirement Plan

On December 1, 2005, the Company adopted a non-qualified target defined benefit retirement plan, effective as of September 1, 2005, which covers a group of management employees of the Company. This Supplemental Executive Retirement Plan (the “SERP”) is intended to provide to each participant an annual supplemental retirement benefit based upon their years of service with the Company and highest average compensation for five consecutive years. The annual supplemental benefit for each participant will be adjusted based on the actual performance of the SERP compared to the target. The benefit is payable for life with a minimum of 10 years guaranteed. In order to qualify for normal retirement benefits, a Participant must attain age 65 with at least five years of participation in the SERP. Early retirement will be permitted beginning at age 55, after 5 years of participation in the Plan. Early retirement benefits will be adjusted actuarially to reflect the early retirement date.

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

The Company used a 4% annual compensation increase and a 5% discount rate in its calculation of the present value of its projected benefit obligation. The discount rate used represented the Moody’s AA bond rate for long-term bonds as of September 2005. The Company recognized the following costs related to the SERP for the period ended March 31, 2006:

	Three Months Ended	Nine Months Ended
	March 31, 2006	March 31, 2006
Net periodic pension cost:
Service cost	$134,000	$314,000
Interest cost	77,000	180,000
Amortization of prior service cost	83,000	194,000

Total net periodic pension cost	$294,000	$688,000

Deferred Compensation Plan

On December 1, 2005, the Company adopted an Executive Compensation Deferral Plan (the “Deferral Plan”) effective as of June 1, 2005. Under the Plan, participants will have the ability to defer a portion of their compensation which will be credited to an account maintained by the Company for the participant. Amounts contributed by participants are always vested. Participant deferral accounts will be maintained by the Company for recordkeeping purposes only. Participants will have no interest in any assets which may be set aside by the Company to meet its obligations under the Deferral Plan.

Back to Contents

(F)	Earnings Per Share:

The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator used in the computation for the three and nine months ended March 31, 2006 and 2005 are shown in the following table:

	Three Months Ended		Nine Months Ended
	March 31,

	2006	2005	2006	2005

	(Unaudited) (in thousands)
Weighted average common shares issued	18,698	18,698	18,698	18,250
Unconditional shares issuable	—	—	—	32
Less: Average treasury shares Outstanding	(253)	(359)	(184)	(484)

Basic EPS shares	18,445	18,339	18,514	17,798
Effect of assumed shares issued under
treasury stock method for stock options	336	554	340	566
Effect of partial conversion of $3 million
Convertible Subordinated 7% Note	—	—	—	448

Diluted EPS shares	18,781	18,893	18,854	18,812

Net income available for common Shareholders	$12,809	$10,573	$36,003	$27,005
Effect of partial conversion of $3 million
Convertible Subordinated 7% Note	—	—	—	22

Adjusted net income for diluted EPS	$12,809	$10,573	$36,003	$27,027

(G)	Residential Properties Completed or under Construction:

Residential properties completed or under construction consist of the following:

	March 31, 2006	June 30, 2005

	(in thousands)
Under contract for sale (backlog)	$224,558	$128,137
Unsold	115,447	62,718

Total residential properties completed or under construction	$340,005	$190,855

Back to Contents

(H)	Restricted Stock Award:

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

As of March 31, 2006, the Company owned or controlled approximately 18,989 building lots. As part of the aforementioned building lots, the Company had contracted to purchase, or had under option, undeveloped land and improved lots for an aggregate purchase price of approximately $605,613,000 which are expected to yield approximately 10,054 building lots. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is usually contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers.

Back to Contents

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Orleans Homebuilders, Inc. and its subsidiaries (collectively, the “Company”, “OHB” or “Orleans”) market, develop and build high-quality, single-family homes, townhomes and condominiums to serve various homebuyer segments, including first-time, first move-up, second move-up, luxury and active adult. The Company believes this broad range of home designs allows it to capitalize on favorable economic and demographic trends within its markets. The Company is currently engaged in residential real estate development in the following fourteen markets: southeastern Pennsylvania; central New Jersey; southern New Jersey; Orange County New York; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Orlando, Palm Coast, and Palm Bay Florida; Chicago, Illinois; and Phoenix, Arizona. The Company’s Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina. The Company has operated in its Pennsylvania and New Jersey markets for over 85 years and began operations in its North Carolina and Virginia markets in fiscal 2001 through the acquisition of Parker & Lancaster Corporation, a privately-held residential homebuilder. The Company entered the Orlando and Palm Coast, Florida markets on July 28, 2003 through its acquisition of Masterpiece Homes, Inc. (“Masterpiece Homes”), a privately-held residential homebuilder. On July 28, 2004, the Company entered the Chicago, Illinois market through the acquisition of Realen Homes, L.P. (“Realen Homes”), an established privately-held homebuilder with operations in southeastern Pennsylvania and Chicago, Illinois. On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired, through a wholly-owned subsidiary, certain real estate assets from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which, at the time the Company acquired the assets, were wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, “Peachtree Residential Properties”). In December 2005, the Company entered the Phoenix, Arizona market as a start-up operation via the purchase of an undeveloped parcel of land. The Company anticipates generating its first revenues in the Phoenix market in the last quarter of fiscal 2007. The Results of Operations include the activity of Realen Homes from July 28, 2004 through March 31, 2006 as well as the revenue and expenses associated with certain real estate assets acquired from Peachtree Residential Properties from December 22, 2004 through March 31, 2006. Unless otherwise indicated, the term the “Company” includes the accounts of Realen Homes.

References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ended June 30th of that year. For example, the phrases “fiscal 2006” or “2006 fiscal year” refer to the fiscal year ended June 30, 2006. When used in this report, “northern region” refers to the Company’s markets in Pennsylvania, New Jersey and New York, which includes the southeastern Pennsylvania operations of Realen Homes that were acquired on July 28, 2004; “southern region” refers to the Company’s markets in North Carolina and Virginia; “Florida region” refers to the Company’s market in Florida, and “midwestern region” refers to the Company’s market in Illinois.

At March 31, 2006, backlog was $588,048,000 representing 1,298 homes compared to a backlog of $665,441,000 representing 1,713 homes at March 31, 2005. At March 31, 2006, the Company was selling in 86 active selling communities and owned or controlled approximately 18,989 building lots compared to 85 active selling communities and approximately 16,119 owned or controlled building lots at March 31, 2005. The Company considers a community active if it has five or more lots available for sale in that community.

Back to Contents

After considerable increases in new orders and new home pricing in the prior fiscal years, the Company has experienced a softening of demand beginning in the second quarter of fiscal 2006 and continuing through the third quarter of fiscal 2006, primarily in its northern and Florida regions. The Company believes this softening in certain regions is consistent with the trend in the housing industry, as record level sales for three consecutive years adjust toward more sustainable levels.

Several factors contributing to the overall decline in new orders for the housing industry include rising interest rates, decreasing home price affordability and an increasing supply of homes as investors exit various markets. In addition to these overall housing industry trends, the Company has encountered delays in the opening of new communities due to increasingly restrictive regulations and moratoriums by governments, particularly in the Company’s northern region, and an increase in new order cancellation rates, particularly in the Company’s Florida region, as investors exit the market. The Company believes these overall factors will continue to place downward pressure on new orders and new order pricing in the near-term, thereby negatively impacting future revenue growth and gross margins. Despite these pressures, the Company believes the long-term outlook for the housing industry remains positive, as the population increases and new households are formed, mortgage interest rates remain relatively low compared to historical levels and employment opportunities continue to grow.

Results of Operations

The following table sets forth certain details as to residential sales activity. The information provided is for the three and nine months ended March 31, 2006 and 2005 in the case of residential revenue earned and new orders, and as of March 31, 2006 and 2005 in the case of backlog.

A sales contract or potential sale is classified as a new order and, therefore, becomes a part of backlog, at the time a homebuyer executes a contract to purchase a home from the Company.

	Nine Months Ended March 31,

	2006			2005

	(Dollars in thousands)

Northern Region (1)			Average			Average
Pennsylvania and New Jersey:	Amount	Homes	Price	Amount	Homes	Price

Residential revenue earned	$239,303	510	$469	$214,202	481	$445
New orders	191,509	349	549	256,977	526	489
Backlog	202,727	374	542	325,594	705	462

Southern Region(2)
North Carolina, South Carolina
and Virginia:
Residential revenue earned	$210,328	527	$399	$161,708	452	$358
New orders	288,994	639	452	198,484	517	384
Backlog	236,957	485	489	192,919	477	404

Back to Contents

Florida Region
Residential revenue earned	$60,086	248	$242	$53,052	310	$171
New orders	62,952	193	326	70,799	320	221
Backlog	89,068	304	293	70,595	329	215

Midwestern Region (3)
Residential revenue earned	$77,001	183	$421	$85,748	233	$368
New orders	78,074	179	436	64,403	169	381
Backlog	59,296	135	439	76,333	202	378

Combined Regions
Residential revenue earned	$586,718	1,468	$400	$514,710	1,476	$349
New orders	621,529	1,360	457	590,663	1,532	386
Backlog	588,048	1,298	453	665,441	1,713	388

(1) Information on residential revenue earned and new orders for the nine months ending March 31, 2006 includes the acquired operations of Realen Homes’ Southeastern Pennsylvania region from the date of acquisition, July 28, 2004, through March 31, 2006.

(2) Information on residential revenue earned and new orders for the nine months ending March 31, 2006 includes amounts acquired from Peachtree Residential Properties for the period beginning December 23, 2004, the date the Company acquired the assets, through March 31, 2006.

(3) Information on residential revenue earned and new orders is for the period beginning July 28, 2004, the date the Company entered this market through its acquisition of Realen Homes, through March 31, 2006.

	Three Months Ended March 31,

	2006			2005

	(Dollars in thousands)

Northern Region (1)			Average			Average
Pennsylvania and New Jersey:	Amount	Homes	Price	Amount	Homes	Price

Residential revenue earned	$90,105	184	$490	$78,501	172	$456
New orders	52,267	92	568	116,431	252	462
Backlog	202,727	374	542	325,594	705	462

Southern Region(2)
North Carolina, South Carolina
and Virginia:
Residential revenue earned	$71,445	172	$415	$62,995	173	$364
New orders	100,027	209	479	94,880	240	395
Backlog	236,957	485	489	192,919	477	404

Back to Contents

Florida Region
Residential revenue earned	$24,359	97	$251	$19,221	104	$185
New orders	13,889	41	339	33,072	141	235
Backlog	89,068	304	293	70,595	329	215

Midwestern Region (3)
Residential revenue earned	$21,934	51	$430	$37,403	100	$374
New orders	30,581	68	450	18,163	49	371
Backlog	59,296	135	439	76,333	202	378

Combined Regions
Residential revenue earned	$207,843	504	$412	$198,120	549	$361
New orders	196,764	410	480	262,546	682	385
Backlog	588,048	1,298	453	665,441	1,713	388

(1) Information on residential revenue earned and new orders for the three months ending March 31, 2006 includes the acquired operations of Realen Homes’ Southeastern Pennsylvania region from the date of acquisition, July 28, 2004, through March 31, 2006.

(2) Information on residential revenue earned and new orders for the three months ending March 31, 2006 includes amounts acquired from Peachtree Residential Properties for the period beginning December 23, 2004, the date the Company acquired the assets, through March 31, 2006.

(3) Information on residential revenue earned and new orders is for the period beginning July 28, 2004, the date the Company entered this market through its acquisition of Realen Homes, through March 31, 2006.

Three and Nine Months Ended March 31, 2006

Orders and Backlog and Cancellations

New orders for the nine months ended March 31, 2006 increased $30,866,000, or 5.2%, to $621,529,000 on 1,360 homes, compared to $590,663,000 on 1,532 homes for the nine months ended March 31, 2005. The average price per home of new orders increased by approximately 18.4% to $457,000 for the nine months ended March 31, 2006 compared to $386,000 for the nine months ended March 31, 2005.

New orders for the three months ended March 31, 2006 decreased $65,782,000, or 25.1%, to $196,764,000 on 410 homes, compared to $262,546,000 on 682 homes for the three months ended March 31, 2005. The average price per home of new orders increased by approximately 24.7% to $480,000 for the three months ended March 31, 2006 compared to $385,000 for the three months ended March 31, 2005.

The backlog at March 31, 2006 decreased $77,393,000, or 11.6%, to $588,048,000 on 1,298 homes compared to the backlog at March 31, 2005 of $665,441,000 on 1,713 homes. The decrease in the backlog was attributable to decreases in new orders in the northern and Florida regions which were partially offset by increases in new orders in the southern and midwestern regions. The average price per home included in the Company’s backlog increased 16.8% to $453,000 at March 31, 2006 compared to $388,000 at March 31, 2005.

Back to Contents

The Company experienced a cancellation rate of approximately 19% and 20% for the nine and three months ended March 31, 2006, respectively, compared to a cancellation rate of approximately 15% in fiscal 2005. The Company believes the increase in the cancellation rates is primarily attributable to investors exiting the Palm Coast market in the Company’s Florida region.

Northern Region:

New orders for the nine months ended March 31, 2006 decreased $65,468,000 to $191,509,000, or 25.5%, on 349 homes, compared to $256,977,000 on 526 homes for the nine months ended March 31, 2005. The decrease in new orders is attributable to softening demand coupled with delays in the start of new communities to replace communities that were sold-out at the conclusion of fiscal 2005. The delays are due to significant government regulations imposed on developers and homebuilders in the northern region. The average price per home of new orders increased by 12.3% to $549,000 for the nine months ended March 31, 2006 compared to $489,000 for the nine months ended March 31, 2005. The increase in the average price per home of new orders was impacted by a shift in the mix of new orders for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005. Specifically, single family homes, which typically have higher price points than multi-family homes, comprised a larger percentage of new orders than multi-family homes for the nine months ended March 31, 2006 when compared to the nine months ended March 31, 2005.

New orders for the three months ended March 31, 2006 decreased $64,164,000 to $52,267,000, or 55.1%, on 92 homes, compared to $116,431,000 on 252 homes for the three months ended March 31, 2005. The decrease in new orders is attributable to softening demand in the region coupled with delays in the start of new communities to replace communities that were sold-out at the conclusion of fiscal 2005. The delays are due to significant government regulations imposed on developers and homebuilders in the northern region. The average price per home of new orders increased by 22.9% to $568,000 for the three months ended March 31, 2006 compared to $462,000 for the three months ended March 31, 2005. The increase in the average price per home of new orders was impacted by a shift in the mix of new orders for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Specifically, single family homes, which typically have higher price points than multi-family homes, comprised a larger percentage of new orders than multi-family homes for the three months ended March 31, 2006 when compared to the three months ended March 31, 2005.

The Company had 26 active selling communities in the northern region as of March 31, 2006 and 2005.

Southern Region:

New orders for the nine months ended March 31, 2006 increased $90,510,000 to $288,994,000, or 45.6%, on 639, homes compared to $198,484,000 on 517 homes for the nine months ended March 31, 2005. The increase in new orders was attributable to the opening of new communities during the nine months ended March 31, 2006. The new communities replaced existing communities that were sold-out during fiscal 2005. The average price per home of new orders increased by 17.7% to $452,000 for the nine months ended March 31, 2006 compared to $384,000 for the nine months ended March 31, 2005. This increase in the average price per home of new orders is attributable to two factors. First, the Company increased prices in a majority of those communities in the region open during the nine months ended March 31, 2006 when compared with the same communities and homes offered for sale in the comparable prior year period. Second, the Company opened new communities in the region during the nine months ended March 31, 2006 that have higher price points than the communities they are replacing that were open during the nine months ended March 31, 2005.

Back to Contents

New orders for the three months ended March 31, 2006 increased $5,147,000 to $100,027,000, or 5.4%, on 209 homes, compared to $94,880,000 on 240 homes for the three months ended March 31, 2005. The decrease in the number of new orders is primarily attributable to softening demand in the Company’s Richmond, Virginia market. The increase in the new order dollars was attributable to positive pricing trends in existing communities and the opening of new communities that have higher price points than the communities they are replacing. These trends have resulted in an increase in the average price per home of new orders of 21.3% to $479,000 for the three months ended March 31, 2006 compared to $395,000 for the three months ended March 31, 2005.

The Company had 46 active selling communities in the southern region as of March 31, 2006 and 2005.

Florida Region:

New orders for the nine months ended March 31, 2006 decreased $7,847,000 to $62,952,000, or 11.1%, on 193 homes, compared to $70,799,000 on 320 homes for the nine months ended March 31, 2005. The decrease in new orders was primarily attributable to two factors. First, the region experienced approval and land development related delays which have postponed the opening of several new communities. Second, the region experienced a higher percentage of cancellations during the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005 as investors exit various markets in the region. The average price per home of new orders increased by 47.5% to $326,000 for the nine months ended March 31, 2006 compared to $221,000 for the nine months ended March 31, 2005. The increase in the average price per home of new order was attributable to a shift towards move-up homes as opposed to entry level homes.

New orders for the three months ended March 31, 2006 decreased $19,183,000 to $13,889,000, or 58.0%, on 41 homes, compared to $33,072,000 on 141 homes for the three months ended March 31, 2005. The decrease in new orders was attributable to two factors. First, the region experienced approval and land development related delays which have postponed the opening of several new communities. Second, the region experienced a higher percentage of cancellations during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 as investors exit various markets in the region. The average price per home of new orders increased by 44.3% to $339,000 for the three months ended March 31, 2006 compared to $235,000 for the three months ended March 31, 2005. The increase in the average price per home of new order was attributable to a shift towards move-up homes as opposed to entry level homes.

The Company had five active selling communities in the Florida region as of March 31, 2006, compared to seven active selling communities as of March 31, 2005. The Company expects an increase in the number of active selling communities for the Florida region in the next fiscal year. The Company owns or controls 2,332 lots at March 31, 2006 compared to 1,764 lots at March 31, 2005.

Back to Contents

Midwestern Region:

The Company entered the midwestern region through the acquisition of Realen Homes on July 28, 2004. New orders for nine months ended March 31, 2006 increased $13,671,000 to $78,074,000, or 21.2%, on 179 homes compared to $64,403,000 on 169 homes for the nine months ended March 31, 2005. The increase in new orders was primarily attributable to an increase in the average price per home of new orders during the nine months ended March 31, 2006 when compared to the nine months ended March 31, 2005. The average price per home of new orders increased by 14.4% to $436,000 for the nine months ended March 31, 2006 compared to $381,000 for the nine months ended March 31, 2005. The increase in average price per home of new orders was attributable to price increases in a majority of those communities open during the nine months ended March 31, 2006 when compared with the same communities and products offered for sale in the comparable prior year period.

New orders for three months ended March 31, 2006 increased $12,418,000 to $30,581,000, or 68.4%, on 68 homes compared to $18,163,000 on 49 homes for the three months ended March 31, 2005. The increase in new orders was attributable to increases in the number of active selling communities and the average price per home of new orders during the three months ended March 31, 2006 when compared to the three months ended March 31, 2005. The average price per home of new orders increased by 21.3% to $450,000 for the three months ended March 31, 2006 compared to $371,000 for the three months ended March 31, 2005. The increase in average price per home of new orders was attributable to price increases in a majority of those communities open during the three months ended March 31, 2006 when compared with the same communities and products offered for sale in the comparable prior year period.

The Company had nine active selling communities in the midwestern region as of March 31, 2006, compared to six active selling communities as of March 31, 2005.

Total Earned Revenues

Total earned revenues for the nine months ended March 31, 2006 increased $74,055,000, to $594,207,000, or 14.2%, compared to $520,152,000 for the nine months ended March 31, 2005. Residential revenue earned from the sale of residential homes included 1,468 homes totaling $586,718,000 during the nine months ended March 31, 2006, as compared to 1,476 homes totaling $514,710,000 during the nine months ended March 31, 2005. The average selling price per home delivered in the nine months ended March 31, 2006 increased by approximately 14.6% to $400,000 for the nine months ended March 31, 2006 compared to $349,000 for the nine months ended March 31, 2005.

Total earned revenues for the three months ended March 31, 2006 increased $9,933,000, to $209,915,000, or 5.0%, compared to $199,982,000 for the three months ended March 31, 2005. Residential revenue earned from the sale of residential homes included 504 homes totaling $207,843,000 during the three months ended March 31, 2006, as compared to 549 homes totaling $198,120,000 during the three months ended March 31, 2005. The average selling price per home delivered in the three months ended March 31, 2006 increased by approximately 14.1% to $412,000 for the three months ended March 31, 2006 compared to $361,000 for the three months ended March 31, 2005.

Northern Region:

Residential revenue earned for the nine months ended March 31, 2006 increased $25,101,000 to $239,303,000, or 11.7%, on 510 homes delivered as compared to $214,202,000 on 481 homes delivered during the nine months ended March 31, 2005. The increase in residential revenue earned and new home deliveries is a result of increased homebuilding production in the region coupled with a shift in the mix of homes delivered. Specifically, multi-family homes comprised a larger percentage of the total homes delivered in the region during the nine months ended March 31, 2006 than single family product when compared to the nine months ended March 31, 2005. The average selling price per home delivered in the nine months ended March 31, 2006 increased 5.4% to $469,000 for the nine months ended March 31, 2006 compared to $445,000 for the nine months ended March 31, 2005.

Back to Contents

Residential revenue earned for the three months ended March 31, 2006 increased $11,604,000 to $90,105,000, or 14.8%, on 184 homes delivered as compared to $78,501,000 on 172 homes delivered during the three months ended March 31, 2005. The increase in residential revenue earned and new home deliveries is a result of increased homebuilding production in the region coupled with an increase in the average sales price per home delivered. The average selling price per home delivered in the three months ended March 31, 2006 increased 7.5% to $490,000 for the three months ended March 31, 2006 compared to $456,000 for the three months ended March 31, 2005.

Southern Region:

Residential revenue earned for the nine months ended March 31, 2006 increased $48,620,000 to $210,328,000, or 30.1%, on 527 homes delivered as compared to $161,708,000 on 452 homes delivered during the nine months ended March 31, 2005. The increase in residential revenue earned and homes delivered was attributable to continued new order growth as the Company continues to expand in the region. The average price per home delivered increased 11.5% to $399,000 for the nine months ended March 31, 2006 compared to $358,000 for the nine months ended March 31, 2005. The increase in the average price per home delivered was attributable to increases in the average price per home of new orders in fiscal 2006 and a change in the product mix of homes delivered during the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005. Specifically, the Company delivered a larger percentage of luxury and move-up homes during the nine months ended March 31, 2006 than during the nine months ended March 31, 2005.

Residential revenue earned for the three months ended March 31, 2006 increased $8,450,000 to $71,445,000, or 13.4%, on 172 homes delivered as compared to $62,995,000 on 173 homes delivered during the three months ended March 31, 2005. The increase in residential revenue earned was attributable to an increase in the average price per home delivered as the Company delivered a larger percentage of luxury and move-up homes during the three months ended March 31, 2006 than during the three months ended March 31, 2005. The average price per home delivered increased 14.0% to $415,000 for the three months ended March 31, 2006 compared to $364,000 for the three months ended March 31, 2005.

Florida Region:

Residential revenue earned for the nine months ended March 31, 2006 increased $7,034,000 to $60,086,000, or 13.3%, on 248 homes, compared to $53,052,000 on 310 homes for the nine months ended March 31, 2005. The increase in residential revenue earned is primarily attributable to a 41.5% increase in the average selling price per home delivered to $242,000 for the nine months ended March 31, 2006 compared to $171,000 for the nine months ended March 31, 2005. The increase in the average selling price per home delivered is attributable to the demand for new housing as well a shift in the region toward move-up homes which command greater pricing power than entry level homes. The decrease in the number of homes delivered is primarily attributable to a decrease in the number of new orders resulting from speculative homebuyer cancellations and government-related delays in recording the record plats and obtaining building permits in some of the Company’s new communities in the region.

Back to Contents

Residential revenue earned for the three months ended March 31, 2006 increased $5,138,000 to $24,359,000, or 26.7%, on 97 homes, compared to $19,221,000 on 104 homes for the three months ended March 31, 2005. The increase in residential revenue earned is primarily attributable to a 35.7% increase in the average selling price per home delivered to $251,000 for the three months ended March 31, 2006 compared to $185,000 for the three months ended March 31, 2005. The increase in the average selling price per home delivered is primarily attributable to the demand for new housing as well a shift in the region toward move-up homes which command greater pricing power than entry level homes.

Midwestern Region:

The Company entered the midwestern region on July 28, 2004 through the acquisition of Realen Homes. Residential revenue earned for the nine months ended March 31, 2006, decreased $8,747,000 to $77,001,000, or 10.2%, on 183 homes, compared to $85,748,000 on 233 homes for the nine months ended March 31, 2005. The decrease in residential revenue earned is primarily due to the significant backlog acquired and delivered in the prior fiscal year when compared to the available backlog deliverable in the current fiscal year. The average selling price per home delivered in the nine months ended March 31, 2006 increased 14.4% to $421,000 for the nine months ended March 31, 2006 compared to $368,000 for the nine months ended March 31, 2005.

Residential revenue earned for the three months ended March 31, 2006, decreased $15,469,000 to $21,934,000, or 41.4%, on 51 homes, compared to $37,403,000 on 100 homes for the three months ended March 31, 2005. The decrease in residential revenue earned is primarily due to the significant backlog acquired and delivered in the prior fiscal year when compared to the available backlog deliverable in the current fiscal year. The average price per home delivered increased 15.0% to $430,000 for the three months ended March 31, 2006 compared to $374,000 for the three months ended March 31, 2005.

Other Income

Other income consists primarily of property management fees and mortgage processing income. Other income for the nine months ended March 31, 2006 increased $1,036,000 to $6,136,000, or 20.3%, compared to $5,100,000 for the nine months ended March 31, 2005. The increase is primarily attributable to increases in mortgage processing revenue and interest income earned during the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005. The increase in the mortgage processing revenue is attributable to the Company’s increased residential property revenue coupled with an improved mortgage capture rate for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005.

Other income for the three months ended March 31, 2006 increased $460,000 to $2,072,000, or 28.5%, compared to $1,612,000 for the three months ended March 31, 2005. The increase is primarily attributable to increases in mortgage processing revenue as a result of the increase in residential property revenue of the Company and interest income earned during the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in the mortgage processing revenue is attributable to the Company’s increased residential property revenue coupled with an improved mortgage capture rate for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Back to Contents

Costs and Expenses

Costs and expenses for the nine months ended March 31, 2006 increased $58,306,000 to $534,218,000, or 12.3%, compared with the nine months ended March 31, 2005. The cost of residential properties for the nine months ended March 31, 2006 increased $41,930,000 to $453,998,000, or 10.2%, when compared with the nine months ended March 31, 2005. The increase in cost of residential properties was primarily attributable to the overall increase in residential revenue as noted above. The consolidated gross profit margin for the nine months ended March 31, 2006 increased 2.7% to 22.6% compared to 19.9% for the nine months ended March 31, 2005.

The increase in gross profit margin is primarily attributable to the change in product mix toward more homes for move-up and luxury buyers and the introduction of new models at the communities the Company acquired from Realen Homes. In addition, the gross profit margin is favorably affected by the consolidated reduced inventory step-up amortization related to acquisition accounting for inventory delivered during the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005.

Interest included in the costs and expenses of residential properties and land sold for the nine months ended March 31, 2006 and March 31, 2005 was $8,648,000 and $6,423,000, respectively. The interest incurred during the construction periods is capitalized to inventory and then expensed to the cost of residential properties in the period in which the home settles.

Costs and expenses for the three months ended March 31, 2006 increased $6,008,000 to $188,682,000, or 3.3%, compared with the three months ended March 31, 2005. The cost of residential properties for the three months ended March 31, 2006 increased $888,000 to $161,411,000, or 0.6%, when compared with the three months ended March 31, 2005. The consolidated gross profit margin for the three months ended March 31, 2006 increased 3.3% to 22.3% compared to 19.0% for the three months ended March 31, 2005.

The increase in gross profit margin is primarily attributable to the change in product mix toward more homes for move-up and luxury buyers and the introduction of new models at the communities the Company acquired from Realen Homes. In addition, the gross profit margin is favorably affected by the consolidated reduced inventory step-up amortization related to acquisition accounting for inventory delivered during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Interest included in the costs and expenses of residential properties and land sold for the three months ended March 31, 2006 and March 31, 2005 was $3,218,000 and $1,696,000, respectively. The interest incurred during the construction periods is capitalized to inventory and then expensed to the cost of residential properties in the period in which the home settles.

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

Selling, General & Administrative Expenses

For the nine months ended March 31, 2006, selling, general and administrative expenses increased $14,290,000 to $74,439,000, or 23.8%, when compared with the nine months ended March 31, 2005. The increase was attributable to increases in both variable and fixed selling, general and administrative expenses. Variable expenses increased due to an increase in outside broker commissions and incentive compensation during the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005. Fixed selling, general and administrative expenses for the nine months ended March 31, 2006 are higher than for the nine months ended March 31, 2005 primarily due to expenses recognized in connection with the Company’s adoption of a supplemental executive retirement plan, forfeited deposits and land pre-acquisition costs related to abandoned land development projects and advertising expenditures.

Back to Contents

The selling, general and administrative expenses as a percentage of residential revenue earned for the nine months ended March 31, 2006 increased 1.0% to 12.7% as compared to the 11.7% for the nine months ended March 31, 2005. The increased percentage is primarily due to the increased variable selling and fixed selling, general and administrative expenses discussed above.

For the three months ended March 31, 2006, selling, general and administrative expenses increased $4,970,000 to $25,864,000, or 23.8%, when compared with the three months ended March 31, 2005. The increase was attributable to increases in both variable selling and fixed selling, general and administrative expenses. Variable expenses increased due to an increase in outside broker commissions and incentive compensation during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. Fixed selling, general and administrative expenses for the three months ended March 31, 2006 are higher than for the three months ended March 31, 2005 primarily due to expenses recognized in connection with the Company’s adoption of a supplemental executive retirement plan, forfeited deposits and land pre-acquisition costs related to abandoned land development projects and advertising expenditures.

The selling, general and administrative expenses as a percentage of residential revenue earned for the three months ended March 31, 2006 increased 1.9% to 12.4% as compared to the 10.5% for the three months ended March 31, 2005. The increased percentage is primarily due to the increased variable selling and fixed selling, general and administrative expenses discussed above.

Income Tax Expense

Income tax expense for the nine months ended March 31, 2006 increased $6,751,000 to $23,986,000, or 39.2% from $17,235,000 for the nine months ended March 31, 2005. Income tax expense as a percentage of income from operations before income taxes was 40.0% and 39.0% for the nine months ended March 31, 2006 and 2005, respectively. The increase in income tax expense for the nine months ended March 31, 2006 is attributable to an increase in pre-tax income during the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005 coupled with a higher effective tax rate. The increase in the effective tax rate is due to a decrease in favorable permanent differences from previous acquisitions, partially offset by the inclusion of tax credits for the tax deduction of qualified production activities provided by the American Jobs Creation Act of 2004.

Income tax expense for the three months ended March 31, 2006 increased $1,689,000 to $8,424,000, or 25.1% from $6,735,000 for the three months ended March 31, 2005. Income tax expense as a percentage of income from operations before income taxes was 39.7% and 38.9% for the three months ended March 31, 2006 and 2005, respectively. The increase in income tax expense for the three months ended March 31, 2006 is attributable to an increase in pre-tax income during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 coupled with a higher effective tax rate. The increase in the effective tax rate is due to a decrease in favorable permanent differences from previous acquisitions, partially offset by the inclusion of tax credits for the tax deduction of qualified production activities provided by the American Jobs Creation Act of 2004.

Back to Contents

Net Income

Net income for the nine months ended March 31, 2006 increased $8,998,000, or 33.3%, to $36,003,000, compared with $27,005,000 for the nine months ended March 31, 2005. The increase in net income was attributable to increased residential revenue earned during the nine months ended March 31, 2006 coupled with improved gross profit margins.

Net income for the three months ended March 31, 2006 increased $2,236,000, or 21.1%, to $12,809,000, compared with $10,573,000 for the three months ended March 31, 2005. The increase in net income was attributable to increased residential revenue earned during the three months ended March 31, 2006 coupled with improved gross profit margins.

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

Trust Preferred Securities

On November 23, 2005, the Company issued $75,000,000 of trust preferred securities which mature on January 30, 2036 and are callable, in whole or in part, at par plus accrued interest on or after January 30, 2011. For the first ten years, the securities have a fixed interest rate of 8.61% per annum. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 360 basis points per annum, resetting quarterly. In the event the Company fails to meet certain financial covenants, the applicable rate of interest will be increased by 300 basis points until such time as the Company is in compliance with the financial covenants, then the interest rate will return to its original amount. The transaction is treated as debt for financial statement purposes. The Company used proceeds from the sale of these securities to repay outstanding obligations under the Revolving Credit Facility discussed below.

On September 20, 2005, the Company issued $30,000,000 of trust preferred securities which mature on September 30, 2035 and are callable, in whole or in part, at par plus accrued interest on or after September 30, 2010. For the first ten years, the securities have a fixed interest rate of 8.52% per annum. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 380 basis points per annum, resetting quarterly. The transaction is treated as debt for financial statement purposes. The Company used proceeds from the sale of these securities to fund land purchases and residential construction. The obligations relating to the trust preferred securities are subordinated to the Revolving Credit Facility.

Revolving Credit Facility

At March 31, 2006, the Company had $111,581,000 of borrowing capacity under its secured revolving credit facility discussed below, of which $66,376,000 was available to be drawn based upon the Company’s borrowing base. A majority of the Company’s debt is variable rate, primarily based on 30-day LIBOR, and therefore, the Company is exposed to market risk in connection with interest rate changes. At March 31, 2006, the 30-day LIBOR rate of interest was 4.83%

Back to Contents

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc. as guarantor, entered into a Revolving Credit and Loan Agreement for a $500,000,000 Senior Secured Revolving Credit and Letter of Credit Facility (the “Revolving Credit Facility”) with various banks as lenders. The Revolving Credit Facility was amended on January 24, 2006 via the Amended and Restated Revolving Credit and Loan Agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provided for the following amendments to the terms of its December 22, 2004 revolving credit facility:

•	The revolving sublimit was increased from $500,000,000 to $650,000,000.

•	The accordion feature of the Revolving Credit Facility was increased from $650,000,000 to $750,000,000.

•
The interest rate was lowered from the LIBOR Market Index Rate plus a non-default variable spread ranging from 175 basis points to 237.5 basis points to the LIBOR Market Index Rate plus a non-default variable spread ranging from 165 basis points to 225 basis points.

•	The maturity date of the Revolving Credit Facility was extended from December 20, 2007 to December 20, 2008.

•
The loan to value or loan to cost advance rate ranges were increased from 50% to 90% of the lower of the appraised value or cost of the real estate to 50% to 95% of the lower of the appraised value or cost of the real estate.

Under and subject to the terms of the Amended and Restated Credit Agreement, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for investment in joint ventures, for working capital and for such other appropriate purposes as may be approved by the lenders. The Company is required to maintain certain financial ratios and customary covenants as set forth in the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement is primarily collateralized by real estate held for development and sale. In addition, in connection with the Amended and Restated Credit Agreement, Orleans Homebuilders entered into an amended and restated Guaranty Agreement.

Employee Retirement Plan

On December 1, 2005, the Company adopted a non-qualified target defined benefit retirement plan, effective as of September 1, 2005, which covers a group of management employees of the Company. This Supplemental Executive Retirement Plan (the “SERP”) is intended to provide to each participant an annual supplemental retirement benefit based upon their years of service with the Company and highest average compensation for five consecutive years. The annual supplemental benefit for each participant will be adjusted based on the actual performance of the SERP compared to the target. The benefit is payable for life with a minimum of 10 years guaranteed. In order to qualify for normal retirement benefits, a Participant must attain age 65 with at least five years of participation in the SERP. Early retirement will be permitted beginning at age 55, after 5 years of participation in the Plan. Early retirement benefits will be adjusted actuarially to reflect the early retirement date.

Back to Contents

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

The Company used a 4% annual compensation increase and a 5% discount rate in its calculation of the present value of its projected benefit obligation. The discount rate used represented the Moody’s AA bond rate for long-term bonds as of September 2005. The Company recognized the following related to the SERP for the period ended March 31, 2006:

	Three Months Ended	Nine Months Ended
	March 31, 2006	March 31, 2006

Net periodic pension cost:
Service cost	$134,000	$314,000
Interest cost	77,000	180,000
Amortization of prior service cost	83,000	194,000

Total net periodic pension cost	$294,000	$688,000

Deferred Compensation Plan

On December 1, 2005, the Company adopted an Executive Compensation Deferral Plan (the “Deferral Plan”) effective as of June 1, 2005. Under the Plan, participants will have the ability to defer a portion of their compensation which will be credited to an account maintained by the Company for the participant. Amounts contributed by participants are always vested. Participant deferral accounts will be maintained by the Company for recordkeeping purposes only. Participants will have no interest in any assets which may be set aside by the Company to meet its obligations under the Deferral Plan.

Share Repurchase Program

In September 2005, the Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. The repurchases, which represent up to 5% of the Company’s 18.7 million shares of common stock currently outstanding, will be made from time to time through open market purchases or privately negotiated transactions at the Company’s discretion and in accordance with the rules of the Securities and Exchange Commission. The amount and timing of the repurchases will depend on market conditions and other factors.

During the nine months ended March 31, 2006, the Company repurchased 174,139 shares of its common stock for a total purchase price of $3,303,000.

Cash Flow Statement

Net cash used in operating activities for the nine months ended March 31, 2006 was $216,998,000, compared to net cash used in operating activities for the prior year nine monthperiod of $195,821,000. The increase was primarily attributable to an increase in cash used for real estate held for development and sale and a decrease in cash used for land deposits and costs of future development and receivables, deferred charges and other assets. The increase in net cash used in operating activities was partially offset by increases in net income and restricted cash during the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005. Net cash used in investing activities for the nine months ended March 31, 2006 was $894,000, compared to $57,087,000 for the prior fiscal period. This decrease was primarily related to the acquisition of Realen Homes on July 28, 2004. Net cash provided by financing activities for the nine months ended March 31, 2006 was $197,562,000, compared to $247,578,000 for the prior fiscal period. The decrease in net cash provided by financing activities in the current year is primarily attributable to increased borrowings in the prior year used to acquire Realen Homes during the nine months ended March 31, 2005.

Back to Contents

Lot Positions

As of March 31, 2006, the Company owned or controlled approximately 18,989 building lots. Included in the aforementioned lots, the Company had contracted to purchase, or has under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $605,613,000 that are expected to yield approximately 10,054 building lots.

Undeveloped Land Acquisitions

In recent years, the process of acquiring desirable undeveloped land has become extremely competitive, particularly in the northern region, mostly due to the lack of available parcels suitable for development. In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land by forfeiture of its deposit under the agreement. For the nine months ended March 31, 2006, the Company forfeited $240,000 of land deposits and expensed an additional $1,015,000 of pre-acquisition costs related to the cancellation of purchase agreements. Included in the balance sheet captions “Inventory not owned - Variable Interest Entities” and “Land deposits and costs of future development,” at March 31, 2006 the Company had $35,618,000 invested in 76 parcels of undeveloped land, of which $20,121,000 is deposits, a portion of which is non-refundable. At March 31, 2006 overall undeveloped parcels of land under contract had an aggregate purchase price of approximately $508,289,000 and were expected to yield approximately 9,076 building lots.

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

Back to Contents

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

At March 31, 2006, the Company had contracted to purchase or had under option approximately 978 improved building lots for an aggregate purchase price of approximately $97,324,000. At March 31, 2006, the Company had $4,517,000 invested in these improved building lots, of which $4,179,000 is deposits. There were no deposits forfeited during the nine months ended March 31, 2006 with respect to improved building lots.

The Company expects to utilize primarily the Revolving Credit Facility as described above as well as other existing capital resources, to finance the acquisitions of undeveloped land and improved lots described above. The Company anticipates completing a majority of these acquisitions during the next several years.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission.

Recent Accounting Pronouncements

In December 2004, the FASB revised FAS No. 123 through the issuance of FAS No. 123-R “Share Based Payment”, revised (“FAS 123-R”).  FAS 123-R was effective for the Company commencing July 1, 2005.  FAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  The fair value based method in FAS 123-R is similar to the fair-value-based method in FAS No. 123 in most respects, subject to certain key differences.  As the Company previously adopted the fair value recognition provisions of FAS No. 123 prospectively for all stock awards granted, commencing on July 1, 2002, the impact of the modified prospective adoption of FAS 123-R did not have a significant impact on the financial position or results of operations of the Company. The Company amortizes compensation expense on a straight line basis over the vesting period of each option grant. The Company utilizes the Black-Scholes option pricing model to calculate the compensation expense associated with stock options. For the nine months ended March 31, 2006, the Company recorded pretax compensation expense associated with stock awards of $392,000. Total compensation cost related to nonvested awards not yet recognized of $3,804,000 will be recognized according to vesting schedules through March 2015. For the nine months ended March 31, 2006, the Company recognized a $249,000 tax benefit resulting from the disqualified disposition of shares issued to employees in connection with the exercise of incentive stock options.

Back to Contents

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

Many factors, including those listed below, could cause the Company’s actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

•
Continued increases in interest rates or a decrease in the availability of mortgage financing could lead to fewer home sales, which could adversely affect the Company’s total earned revenues and earnings.

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

Back to Contents

•
Adverse changes in national, regional or local economic conditions, such as decreases in employment levels or job growth, increases in interest rates or decreases in consumer confidence, could have a negative impact on the Company’s operations and reduce revenues.

•
The Company recently experienced an increase in the rate of customer cancellations and it is impossible to predict whether there will be further increases in the future. Additional increases in the rate of customer cancellations could lead to fewer home sales and a decrease in revenues.

•
The Company may not be successful in its effort to identify, complete or integrate acquisitions, or to enter new markets through start-up operations, which could disrupt the activities of the Company’s current business, adversely affect the Company’s results of operations and future growth, or cause losses.

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

•	The Company’s business, total earned revenues and earnings may be adversely affected by adverse weather conditions or natural disasters.

Back to Contents

•	The Company may be subject to environmental liabilities that could adversely affect its results of operations or the value of its properties.

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

•	The Company has entered into several transactions with related parties, including entities controlled by Mr. Jeffrey P. Orleans, which may create conflicts of interest.

•	Acts of war or terrorism may seriously harm the Company’s business.

•	The Company’s substantial indebtedness could adversely affect it financial condition and prevent it form fulfilling its debt service obligations.

•	To service the Company’s indebtedness, the Company requires a significant amount of cash. The Company’s ability to generate cash depends on many factors beyond its control.

Back to Contents

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company’s principal market risk exposure continues to be interest rate risk. A majority of the Company’s debt is variable based on LIBOR or the prime rate, and, therefore, affected by changes in market interest rates. Based on current operations, an increase or decrease in interest rates of 100 basis points will result in a corresponding increase or decrease in cost of sales and interest charges incurred by the Company of approximately $4,960,000 in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered. The Company believes that reasonably possible near-term interest rate changes will not result in a material negative effect on future earnings, fair values or cash flows of the Company. Generally, the Company has been able to recover any increased costs of borrowing through increased selling prices; however, there is no assurance the Company will be able to continue to increase selling prices to cover the effects of any increase in near-term interest rates.

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

The Company's management, with the participation of the Company's Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms and also to ensure information required to be disclosed is accumulated and communicated to management. There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Back to Contents

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands, except per share data)

In September 2005, the Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. The repurchases, which represent up to 5% of the Company’s 18.7 million shares of common stock currently outstanding, will be made from time to time through open market purchases or privately negotiated transactions at our discretion and in accordance with the rules of the Securities and Exchange Commission. The amount and timing of the repurchases will depend on market conditions and other factors. The Company repurchased the following shares of common stock during the third quarter of 2006:

				Total Number of Maximum Number of Shares That May Yet Be Purchased Under the Plan
	Total Number of Shares Purchased	Average Price Paid Per Share	Shares Purchased as Part of Publicly Announced Plans

Period

January 1 – 31, 2006	26,539	$18.78	26,539	882,561
February 1 – 28, 2006	4,000	$19.25	4,000	878,561
March 1 – 31, 2006	52,700	$18.66	52,700	825,861

Item 6.	Exhibits.

3.1*	Certificate of Incorporation

4.1
In accordance with Regulation S-K, Item 601(b)(4)(iii)(A) certain instruments respecting long-term debt of the Company have been omitted; the Company agrees to furnish a copy of any such instrument to the SEC upon request.

10.1**
Amendment to Orleans Homebuilders, Inc. Supplemental Executive Retirement Plan, dated March 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2006).

31.1*	Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Joseph A. Santangelo pursuant to Section 302 Sarbanes-Oxley Act of 2002.

Back to Contents

32.1*	Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael T. Vesey pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.3*	Certification of Joseph A. Santangelo pursuant to Section 906 Sarbanes-Oxley Act of 2002.

* Exhibits filed herewith electronically.

** Management contract or compensatory plan or arrangement.

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORLEANS HOMEBUILDERS, INC. (Registrant)

May 8, 2006	Michael T. Vesey

Michael T. Vesey President and Chief Operating Officer

May 8, 2006	Joseph A. Santangelo

Joseph A. Santangelo Treasurer, Secretary and Chief Financial Officer

Back to Contents

EXHIBIT INDEX

3.1*	Certificate of Incorporation

4.1
In accordance with Regulation S-K, Item 601(b)(4)(iii)(A) certain instruments respecting long-term debt of the Company have been omitted; the Company agrees to furnish a copy of any such instrument to the SEC upon request.

10.1**
Amendment to Orleans Homebuilders, Inc. Supplemental Executive Retirement Plan, dated March 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2006).

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

** Management contract or compensatory plan or arrangement.

1