Form 10-K
period 2006-06-30
ORLEANS HOMEBUILDERS INC
filed 2006-09-11
CIK 38570

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6830

ORLEANS HOMEBUILDERS, INC.

(formerly FPA Corporation)

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-0874323 (I.R.S. Employer Identification No.)	One Greenwood Square, #101 3333 Street Road Bensalem, PA 19020 (Address of Principal Executive Office)

(215) 245-7500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Stock, $.10 Par Value Per Share (also formerly registered under Section 12(g) of the Act)	American Stock Exchange

Securities Registered Pursuant to Section

12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes No

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of December 31, 2005 was $84,598,473.

Number of shares of the registrant’s outstanding Common Stock as of September 8, 2006 was 18,360,807 shares (excluding 337,324 shares held in Treasury).

Documents incorporated by reference:

Part III is incorporated by reference to the proxy statement for the annual meeting of Stockholders scheduled to be held in December 2006.

TABLE OF CONTENTS

PART I

Back to Contents

PART I

Item 1. Business.

General

Orleans Homebuilders, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, “OHB”, “Orleans”, “we”, “us”, or “our”) market, develop and build high-quality, single-family homes, townhomes and condominiums to serve various types of homebuyers, including first-time, first move-up, second move-up, luxury, empty nester and active adult. The Company believes this broad range of home designs gives it flexibility to address economic and demographic trends within its markets. The Company has been in operation since 1918 and is currently engaged in residential real estate development in the following fourteen markets: southeastern Pennsylvania; central New Jersey; southern New Jersey; Orange County, New York; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Orlando, Palm Coast, and Palm Bay Florida; Chicago, Illinois; and Phoenix, Arizona. The Company’s Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina. The Company has operated in its Pennsylvania and New Jersey markets for over 85 years and began operations in its North Carolina and Virginia markets in fiscal 2001 through the acquisition of Parker & Lancaster Corporation (“PLC”), a privately-held residential homebuilder. The Company entered the Orlando and Palm Coast, Florida markets on July 28, 2003 through its acquisition of Masterpiece Homes, Inc. (“Masterpiece Homes”), a privately-held residential homebuilder. On July 28, 2004, the Company entered the Chicago, Illinois market through the acquisition of Realen Homes, L.P. (“Realen Homes”), an established privately-held homebuilder with operations in southeastern Pennsylvania and Chicago, Illinois. On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired, through a wholly-owned subsidiary, certain real estate assets from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which, at the time the Company acquired the assets, were wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, “Peachtree Residential Properties”). In December 2005, the Company entered the Phoenix, Arizona market as a start-up operation via the purchase of an undeveloped parcel of land.

References to a given fiscal year in this Annual Report on Form 10-K are to the fiscal year ended June 30th of that year. For example, the phrases “fiscal 2006”, “2006 fiscal year” or “year ended June 30, 2006” refer to the fiscal year ended June 30, 2006. When used in this report, the “northern region” segment refers to the Company’s markets in Pennsylvania, New Jersey and New York, which includes the southeastern Pennsylvania operations of Realen Homes that were acquired on July 28, 2004; the “southern region” segment refers to the Company’s markets in North Carolina and Virginia; the “Florida region” segment refers to the Company’s market in Florida; the “midwestern region” segment refers to the Company’s market in Illinois, and the “western region” segment refers to the Company’s market in Arizona.

Back to Contents

During fiscal 2006, the Company delivered 2,303 homes, as compared to 2,507 homes delivered during fiscal 2005. Earned revenues from residential property activities increased by 7% during fiscal 2006 to $975,483,000 as compared to $911,004,000 in fiscal 2005. The Company’s backlog at June 30, 2006 was $334,676,000, representing 715 homes, which was 40% less than the backlog of $553,237,000, representing 1,406 homes, at June 30, 2005. At June 30, 2006, the Company was selling in 89 communities and owned or controlled approximately 16,900 building lots, as compared to 78 communities and approximately 17,100 owned or controlled building lots at June 30, 2005.

Jeffrey P. Orleans, Chairman of the Board and Chief Executive Officer of the Company, beneficially owns (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended) approximately 61% of the Company’s issued and outstanding shares of common stock, par value $.10 per share (“Common Stock”).

The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The Company makes available free of charge through the Company’s website (www.orleanshomes.com) its annual reports on Form 10-K, quarterly reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. You can read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You can obtain information about the operation of the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company makes its filings with the SEC electronically and the SEC maintains a website that contains this information, which you can access over the Internet at http://www.sec.gov.

Homebuilding

The Company’s activities in developing residential communities include the sale of residential properties and, on a limited basis, the sale of land and developed homesites to other builders. The Company occasionally participates in joint ventures in certain of these activities.

Northern Region. The Company’s northern region is comprised of its Southeastern Pennsylvania, Central New Jersey, Southern New Jersey, and Orange County New York markets. The Company conducts business in the northern region under the Orleans Homebuilders brand name. In the northern region, the Company currently builds homes predominantly targeted toward move-up, luxury, empty nester and active adult homebuyers with an average regional home sales price of $518,000 in backlog as of June 30, 2006. During fiscal 2006, the Company delivered 796 homes in its northern region, generating $393 million, or 40.3% of its residential revenue. During fiscal 2005, the Company delivered 852 homes in the northern region, generating $385 million, or 42.2% of its residential revenue.

Back to Contents

Southern Region. The Company’s southern region is comprised of its Richmond and Tidewater, Virginia and Charlotte, Raleigh and Greensboro, North Carolina markets. The Company entered these markets in October 2000 through its acquisition of PLC and conducts business in these markets under the Orleans Homebuilders brand name. The Company in the southern region currently builds homes predominantly targeted toward the move-up homebuyer with an average regional home sales price of $509,000 in backlog as of June 30, 2006. During fiscal 2006, the Company delivered 862 homes in its southern region, generating $372 million, or 38.1% of its residential revenue. During fiscal 2005, the Company delivered 827 homes in the southern region, generating $304 million or 33.4% of its residential revenue.

Florida Region. In its Florida region, the Company has operations in the Orlando, Palm Coast and Palm Bay markets. The Company entered the Florida region through its acquisition of Masterpiece Homes in July 2003. The Company conducts business in this region under its Masterpiece Homes brand name. The Company in the Florida region currently builds homes predominantly targeted toward the first-time and move-up homebuyers with an average regional home sales price of $313,000 in backlog as of June 30, 2006. During fiscal 2006, the Company delivered 366 homes in its Florida region, generating $92 million, or 9.4% of its residential revenue. During fiscal 2005, the Company delivered 456 homes in the Florida region, generating $82 million or 9.0% of its residential revenue.

Midwestern Region. In its midwestern region, the Company has operations in the Chicago area. The Company entered this market through its acquisition of Realen Homes in July 2004. The Company in the midwestern region currently builds homes predominantly targeted toward the move-up homebuyer with an average regional home sales price of $461,000 in backlog as of June 30, 2006. For fiscal 2006, in the midwestern region the Company delivered 279 homes, generating $119 million, or 12.2% of its residential revenue. During fiscal 2005, the Company delivered 372 homes in its Midwest region, generating $140 million or 15.4% of its residential revenue.

Back to Contents

The following tables set forth certain information with respect to our residential communities and residential revenues by region and type of home. For additional financial information, including information relating to the Company’s profits, see Item 7 and Item 8 in this annual report.

Residential Communities as of June 30, 2006

Region	Number of communities	Home price range	Backlog in thousands	Number of homes in backlog	Average sales price in backlog

Northern	33	$237,000 - $1,087,000	$100,523	194	$518,000
Southern	43	158,000 - 947,000	153,644	302	509,000
Florida	4	161,000 - 298,000	43,171	138	313,000
Midwestern	9	272,000 - 510,000	37,338	81	461,000

Total	89		$334,676	715

Residential Revenue by Type of Home for the Fiscal Year Ended June 30:

(in thousands)

	2006		2005		2004

Type of Home	Residential Revenue	Percent of Revenue	Residential Revenue	Percent of Revenue	Residential Revenue	Percent of Revenue

Single family	$823,769	85%	$753,267	83%	$448,818	83%
Townhouses	110,300	11%	145,420	16%	81,112	15%
Condominiums	41,414	4%	12,317	1%	10,815	2%

Total	$975,483	100%	$911,004	100%	$540,745	100%

Back to Contents

The following table sets forth certain details as to residential sales activity and net income. The information provided is for the fiscal years ended June 30, 2006, 2005 and 2004 in the case of revenues earned, new orders and net income and as of June 30, 2006, 2005 and 2004 in the case of backlog. The Company classifies a sales contract or potential sale as a new order for backlog purposes at the time a homebuyer executes a contract to purchase a home from the Company.

	Year Ended June 30,

	(in thousands, except homes data)

	2006	2005	2004

Northern Region New Jersey and Pennsylvania (1)
Residential revenue	$392,727	$384,645	$274,606
Homes	796	852	669
Average Price	$493	$451	$410
New Orders	$242,729	$352,347	$294,384
Homes	455	727	670
Average Price	$533	$485	$439
Backlog	$100,523	$250,521	$209,712
Homes	194	535	463
Average Price	$518	$468	$453
Net Income	$38,415	$40,467	$35,252
Southern Region North Carolina, South Carolina and Virginia (2)
Residential revenue	$371,981	$304,132	$204,798
Homes	862	827	651
Average Price	$432	$368	$315
New Orders	$367,334	$306,280	$237,232
Homes	791	788	698
Average Price	$464	$389	$340
Backlog	$153,644	$158,291	$128,267
Homes	302	373	337
Average Price	$509	$424	$381
Net Income	$21,510	$11,702	$4,806
Florida Region (3)
Residential revenue	$91,945	$82,269	$61,341
Homes	366	456	433
Average Price	$251	$180	$142
New Orders	$48,914	$115,623	$72,527
Homes	145	496	454
Average Price	$337	$233	$160
Backlog	$43,171	$86,202	$52,848
Homes	138	359	319
Average Price	$313	$240	$166
Net Income	$3,533	$2,952	$2,260
Midwestern Region (4)
Residential revenue	$118,830	$139,958	$—
Homes	279	372	—
Average Price	$426	$376	$—
New Orders	$97,945	$100,503	$—
Homes	221	245	—
Average Price	$443	$410	$—
Backlog	$37,338	$58,223	$—
Homes	81	139	—
Average Price	$461	$419	$—
Net Income	$6,956	$7,065	$—
Western Region (5)
Net Loss	$(321)	$—	$—
Corporate and Unallocated
Net Loss	$(7,052)	$(6,602)	$(4,239)
Combined Regions
Residential revenue	$975,483	$911,004	$540,745
Homes	2,303	2,507	1,753
Average Price	$424	$363	$308
New Orders	$756,922	$874,753	$604,143
Homes	1,612	2,256	1,822
Average Price	$470	$388	$332
Backlog	$334,676	$553,237	$390,827
Homes	715	1,406	1,119
Average Price	$468	$393	$349
Net Income	$63,041	$55,584	$38,079
(1)

Information on residential revenue, new orders, and net income includes the acquired operations of Realen Homes’ Southeastern Pennsylvania region from July 28, 2004, the date of acquisition, through June 30, 2006.

(2)

Information on residential revenue, new orders, and net income includes amounts acquired from Peachtree Residential Properties for the period beginning December 23, 2004, the date the Company acquired the assets, through June 30, 2006.

(3)

Information on residential revenue, new orders, and net income is for the period beginning July 28, 2003, the date the Company entered this region through its acquisition of Masterpiece Homes, through June 30, 2006.

(4)

Information on residential revenue, new orders, and net income is for the period beginning July 28, 2004, the date the Company entered this region through its acquisition of Realen Homes, through June 30, 2006.

(5)

Information on net loss is for the period beginning December 1, 2005, the date the Company entered this region, through June 30, 2006. The region did not generate residential revenue or new orders for the period beginning December 1, 2005, the date the Company entered this region, through June 30, 2006.

Back to Contents

For information regarding the Company’s net income and assets in each segment, see Note 14 to the Consolidated Financial Statements contained in this report.

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

A large majority of the Company’s single-family detached homes are constructed after contracts are signed and mortgage approval has been obtained. The Company generally begins construction of condominium and townhouse buildings after it has obtained customer commitments for at least 50% of the homes in that building. Depending on the market conditions and the specific community, the Company may also build speculative homes. In the past, most of these speculative homes are sold while under construction. The Company, however, experienced an increase in speculative inventory during the year ended June 30, 2006 primarily as a result of higher cancellation rates. The Company monitors its speculative inventory to help achieve an adequate return on investment. The Company does not manufacture any of the materials or other items used in the development of its communities, nor does it maintain substantial inventories of materials. The Company has not experienced significant delays in obtaining materials needed to date and has long-standing relationships with many of its major suppliers and contractors. None of the Company’s suppliers accounted for more than 10% of its total purchases in fiscal 2006.

Back to Contents

Purchasing and Budgeting

The Company has established relationships with a number of vendors and suppliers in each of its markets and believes these relationships reduce its exposure to any market shortages of labor or materials. The Company has negotiated price arrangements that it believes are favorable with regional suppliers to purchase items such as lumber, appliances, plumbing fixtures, floor coverings and other high-quality equipment and materials. The Company has established budgets for all of its home designs and offered options. These budgets are modified and adjusted by local division management to reflect the specifications needed to meet market demands and local cost variances.

Sales and Marketing

The Company markets its homes to various types of homebuyers according to the specific needs of each market. The Company advertises extensively using newspapers, industry publications, direct mail, radio, billboards and its own brochures. The Company has developed and maintains its websites, www.orleanshomes.com and www.masterpiecehomesflorida.com, to provide prospective homebuyers with information regarding its communities, available home designs and price ranges, as well as a multimedia gallery offering panoramic video tours and streaming video presentations of some of its homes.

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

Back to Contents

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

Land Policy

The Company acquires land in order to provide an adequate and well-located supply for its residential building operations. The Company’s strategy for land acquisition and development is dictated by specific market conditions where it conducts its operations. In general, the Company seeks to minimize the overall risk associated with acquiring undeveloped land by structuring purchase agreements that allow it to control the process of obtaining environmental and other regulatory approvals, but defer the acquisition of the land until the approval process has been substantially completed. In its southern and Florida regions, the Company also acquires improved lots from land developers on a lot takedown basis. Under a typical agreement with a land developer, a minimal number of lots are purchased initially, and the remaining lot takedowns are subject to the terms of an option agreement. At June 30, 2006, all but one of the Company’s agreements to purchase undeveloped land was structured in this manner. In evaluating possible opportunities to acquire land, the Company considers a variety of factors including feasibility of development, proximity to developed areas, population growth patterns, customer preferences, estimated cost of development and availability and cost of financing.

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

Back to Contents

As of June 30, 2006, the Company owned building lots that would yield 8,637 homes. As of June 30, 2006, the Company also had under option land and improved lots for an aggregate purchase price of approximately $511,349,000 that would yield 8,241 homes for a total owned or controlled lot position of 16,878. Generally, the Company structures its land acquisitions so that it has the right to cancel the agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, the agreements are generally contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. As of June 30, 2006, the Company had incurred costs associated with the acquisition and development of these parcels aggregating approximately $40,310,000, including approximately $22,965,000 of cash deposits. Contingent upon the Company obtaining all required regulatory approvals, it anticipates completing a majority of these acquisitions during the next several years. During fiscal 2006, the Company forfeited approximately $4,512,000 in land deposits and pre-acquisition costs related to the cancellation of contracts to purchase both improved lots and undeveloped land.

The following table sets forth the Company’s land positions as of June 30, 2006.

Region	Lots owned	Lots under option agreement (controlled)	Total lots owned or controlled

Northern	3,522	4,337	7,859
Southern	2,905	1,589	4,494
Florida	987	757	1,744
Midwestern	956	1,278	2,234
Western	267	280	547

Total	8,637	8,241	16,878

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

Back to Contents

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

Warranty Program and Construction Defect Claims

The Company provides all of its homebuyers with a one to two year limited warranty on workmanship and materials and a ten-year limited warranty covering structural items. The extent of the warranties may vary depending on the state in which the Company operates. The Company’s contracts with its subcontractors and suppliers generally require them to indemnify the Company for any claims for defective materials or workmanship arising for up to one year from the date of completion of the item, thereby reducing the Company’s warranty exposure. Because of increasing insurance costs and an analysis of its claims history, in certain regions the Company self-insures the first $2 million of each general liability claim. Until February 2004, general liability claims were fully insured, subject to applicable policy limits and exclusions.

Cost Sharing Arrangements and Joint Ventures

From time to time, the Company has developed and owned communities through joint ventures with other parties. More recently, in the northern region, the Company has partnered with other homebuilders and developers to acquire land and/or to develop or improve common off-site facilities, such as sewer treatment plants. Most of these agreements are established as cost sharing arrangements whereby the homebuilders and developers share in the cost of acquiring the parcel or developing or improving the off-site facility. Determinations by the Company to enter into these agreements have been based upon a number of factors, including the opportunity to limit its financial exposure involved in the acquisition of larger parcels of land and the ability to pool resources with other homebuilders and developers with respect to completion of the regulatory approval process for a particular parcel. Once the approval process is complete and the land has been acquired, each company will typically take ownership of a segment of the parcel and begin its own land development and construction process. In some communities in the southern region, as an alternative to land acquisition financing, the Company has partnered with developers to construct and sell homes on the developers’ lots. At the time of settlement, the developers receive a fixed amount for the cost of the lot and a portion of the profits from the sale of the home. The Company will continue to evaluate all opportunities related to cost sharing agreements and joint ventures; however, as of June 30, 2006, and historically, these arrangements have not been material to the Company’s operations.

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

During fiscal 2006, approximately 48% of the Company’s homebuyers utilized the services of its mortgage business compared to 33% during fiscal 2005. For fiscal 2006, the Company derived less than 1% of its total earned revenues from this business.

Employees

As of June 30, 2006, the Company employed 359 executive, administrative and clerical personnel, 273 sales personnel and 356 construction supervisory personnel and laborers, for a total of 988 employees.

The level of construction and sales employees varies throughout the year in relation to the level of activities at the Company’s various communities. The Company considers its relations with its employees to be good.

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

In January 1983, the New Jersey Supreme Court rendered a decision known as the “Mount Laurel II” decision, which has the effect of requiring certain municipalities in New Jersey to provide housing for persons of low and moderate income. In order to comply with such requirements, municipalities in New Jersey may require developers, including the Company, in connection with the development of residential communities, to contribute funds or otherwise assist in the achievement of the municipalities’ fair share of low or moderate-income housing. To satisfy these requirements, these municipalities generally approve additional lots within the residential communities the Company is developing and require the Company to build low and moderate income housing on those lots. The Company’s gross profit on homes built on the lots approved for low and moderate income housing is usually substantially less than the gross profit it recognizes on other homes in those communities. The Company had no residential revenue for low and moderate income housing units in fiscal 2006, 2005 and 2004. In addition, the Company contributed $50,000, $618,000 and $398,000 to municipalities in fiscal 2006, fiscal 2005, and fiscal 2004, respectively, in order to satisfy low and moderate income housing requirements for municipalities in which the Company builds. Further, as of June 30, 2006, the Company had commitments with two municipalities in New Jersey for affordable housing contributions totaling approximately $2,100,000 which are payable in installments through June 2010. The affordable housing contributions are expensed through cost of sales when houses are delivered.

Back to Contents

In recent years, regulation by federal and state authorities relating to the sale and advertising of condominium interests and residential real estate has become more restrictive and extensive. In order to advertise and sell condominiums and residential real estate in many jurisdictions, including Pennsylvania, New Jersey and New York, the Company has been required to prepare a registration statement or other disclosure document and, in some cases, to file such materials with a designated regulatory agency.

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

Environmental Regulation and Litigation

Development and sale of real property creates a potential for environmental liability on the part of the developer, owner, or any mortgage lender for its own acts or omissions as well as those of prior owners of the subject property or adjacent parcels. While the Company does not currently have any material environmental liabilities of which it is aware, in the future, if hazardous substances are discovered on or emanating from any of its properties, the Company, as well as any prior owners or operators, may be held liable for costs and liabilities relating to these hazardous substances. Environmental studies are generally undertaken in connection with property acquisitions by the Company and it endeavors to obtain Phase I environmental site assessments on all properties acquired. Further governmental regulation with respect to environmental matters affecting residential development could impose substantial additional expense on the Company, which could adversely affect the results of operations or the value of properties owned, or under contract of purchase by the Company.

Back to Contents

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

Seasonality

The sale and construction of homes may be adversely affected by harsh weather conditions in some of the regions in which the Company operates, including hurricanes in the Florida region and snow and ice in other regions. Residential revenue is typically lowest in the first fiscal quarter and highest in the fourth fiscal quarter.

Item 1A. Risk Factors.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by statute. Generally words such as “may”, “will”, “should”, “could”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, and “believe” or the negative of or other variation on these and other similar expressions identify forward-looking statements. These forward-looking statements including, without limitation, statements with respect to potential liabilities relating to litigation currently pending against us, anticipated future dividends, anticipated delivery of homes in backlog, expected warranty costs, future land acquisitions and the availability of sufficient capital for us to meet our operating needs are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Back to Contents

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements.

Many factors, including those listed below, could cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements:

The competitive conditions in the homebuilding industry could increase our costs, reduce our total earned revenues and earnings and otherwise adversely affect our results of operations or limit our growth.

The homebuilding industry is highly competitive and fragmented. We compete in each of our markets with a number of national, regional and local builders for customers, undeveloped land and homesites, raw materials and labor. Some of our competitors have greater financial resources, more established market positions and better opportunities for land and homesite acquisitions than we do and have lower costs of capital, labor and material than us. The competitive conditions in the homebuilding industry could, among other things:

•	make it difficult for us to acquire suitable land or homesites at acceptable prices and terms which could adversely affect our ability to build homes;
•	require us to increase selling commissions and other incentives which could reduce our profit margins;
•	result in delays in construction if we experience a delay in procuring materials or hiring trades people or laborers;
•	result in lower sales volume and total earned revenues; and
•	increase our costs and reduce our earnings.

We also compete with resales of existing homes, available rental housing and, to a lesser extent, condominium resales. An oversupply of competitively priced resale or rental homes in the markets in which we operate could adversely affect our ability to sell homes profitably.

Future increases in interest rates, a decrease in the availability of mortgage financing and other economic factors outside our control, such as consumer confidence and declines in employment levels, could lead to fewer home sales, which could adversely affect our total earned revenues and earnings.

Back to Contents

The large majority of our customers finance their purchases through mortgage financing obtained through us or other sources and our business and earnings, therefore, depend on the ability of our customers to obtain mortgages for their home purchases. While mortgage interest rates remain very low when viewed in an historical context, they have recently increased and contributed to the challenging market conditions faced by us and the housing industry. Further increases in mortgage interest rates or decreases in the availability of mortgage financing could cause additional declines in the market for our homes as potential homebuyers may not be able to obtain affordable financing. In particular, because the availability of mortgage financing is an important factor in marketing many of our homes, any limitations or restrictions on the availability of mortgage financing or increases in mortgage interest rates could reduce our home sales, the lending volume at our mortgage brokerage subsidiary and our total earned revenues, earnings and future backlog. Even if our potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. In addition, there have been discussions of possible changes in the federal income tax laws which would remove or limit the deduction for home mortgage interest. Any limitations or restrictions on the availability of mortgage financing, further interest rate increases or limits on the deductibility of home mortgages could adversely affect our sales, which would reduce our revenues.

The homebuilding industry historically has been cyclical and, in addition to increases in interest rates, has been affected significantly by adverse changes in general and local economic conditions such as employment levels and job growth, consumer confidence and income and housing demand. Sales of new homes are also affected by the supply of alternatives to new homes, such as rental properties and used homes, including foreclosed homes. Recent changes in these economic variables have had an adverse affect on consumer demand for, and the pricing of, our homes, causing our sales and revenues to decline and future changes could have further adverse effects.

We may need additional financing to fund our operations or to expand our business, and if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate or expand our business as planned, which could adversely affect our results of operations and future growth.

Our operations require significant amounts of cash. If our business does not achieve the levels of profitability or generate the amount of cash that we anticipate or if we expand through acquisitions or organic growth faster than anticipated, we may need to seek additional debt or equity financing to operate and expand our business. If we are unable to obtain sufficient financing to fund our operations or expansion, it could adversely affect our results of operations and future growth. Our significant level of debt could make it more difficult for us to obtain additional debt financing in the future. We may be unable to obtain additional financing on satisfactory terms or at all. If we raise additional funds by incurring additional debt, we will incur increased debt service costs and may become subject to restrictive financial and other covenants which could limit our ability to operate our business as we desire. Also, increases in interest rates can make it more difficult and expensive for us to obtain the funds we need to operate our business.

Back to Contents

The financing agreements governing our debt contain various covenants that limit our discretion in the operation of our business and could lead to acceleration of debt.

Our senior secured revolving credit facility contains financial and other restrictive covenants and requirements that limit our ability to engage in certain activities. For example, we are subject to covenants requiring us to maintain a minimum consolidated tangible net worth and minimum leverage ratios and there are various financial covenants with respect to the value of land in certain stages of development that we may own and limits on the number of units which are not subject to a bona-fide agreement of sale that may be in our inventory. In addition, the agreements and instruments governing our other debt, such as our trust preferred securities, contain other covenants and requirements. Failure to comply with any of the covenants or requirements in our existing or future financing agreements or instruments could result in an event of default under those agreements or instruments. Our senior secured revolving credit facility also contains a cross-default provision so that a default under the agreements or instruments governing our other debt could cause a default under our senior secured revolving credit facility. Further, a default under our senior secured revolving credit facility could prevent us from making payments required by our trust preferred securities. If not cured, a payment default of other event of default could result in the acceleration of all or most of our debt and permit lenders to foreclose upon any collateral securing that debt. In addition, lenders may be able to terminate any commitments they made to supply us with further funds. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. The limitations imposed by our financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We cannot assure you that we will be able to obtain waivers or amendments of the covenants in our financing agreements and instruments, if necessary, upon acceptable terms or at all.

We may not be able to acquire suitable land at reasonable prices, which could result in cost increases we are unable to recover and reduce our total earned revenues and earnings.

We have experienced an increase in competition for available land and developed homesites in some of our markets as a result of a reduced availability of suitable parcels of land and developed homesites in these markets. Our ability to continue our homebuilding activities over the long-term depends upon our ability to locate and acquire suitable parcels of land or developed homesites to support our homebuilding operations. As competition for land increases, the cost of acquiring it may rise and the availability of suitable parcels at acceptable prices may decline. If we are unable to acquire suitable land or developed homesites at reasonable prices, it could limit our ability to develop new communities or result in increased land costs that we may not be able to pass through to our customers. Consequently, this competition could reduce the number of homes we sell or our profit margins and lead to a decrease in our total earned revenues and earnings.

Back to Contents

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to acquire land will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof or incur additional debt. We cannot assure you that we will be able to refinance any of our indebtedness, including our senior secured revolving credit facility on commercially reasonable terms or at all.

We are subject to substantial risks with respect to the land and home inventories we maintain and fluctuations in market conditions may affect our ability to sell our land and home inventories at expected prices, if at all, which could reduce our total earned revenues and earnings.

As a homebuilder, we must constantly locate and acquire new tracts of land for development and developed homesites to support our homebuilding operations. There is a lag between the time we acquire land for development or developed homesites and the time that we can bring the communities built on the acquired land to market and deliver homes. As a result, we face the risk that demand for housing may decline during this period (as has occurred recently) and that we will not be able to dispose of developed properties or undeveloped land or homesites acquired for development at expected prices or within anticipated time frames or at all. The market value of home inventories, undeveloped land and developed homesites can fluctuate significantly because of changing market conditions. In addition, inventory carrying costs (including interest on funds used to acquire land or build homes) can be significant and can adversely affect our performance. Because of these factors, we may be forced to sell homes, land or lots at a loss or for prices that generate lower profit than we anticipate. We may also be required to make material write-downs of the book value of our real estate assets in accordance with generally accepted accounting principles if values decline as we have recently done.

We are subject construction defect, product liability and warranty claims arising in the ordinary course of business that could adversely affect our results of operations.

As a homebuilder, we are subject in the ordinary course of our business to construction defect, product liability and home warranty claims. We generally provide our homebuyers with a one to two year limited warranty covering workmanship and materials and a ten year limited warranty covering major structural defects. Claims arising under these warranties and construction defect and general product liability claims are common in the homebuilding industry and can be costly. Although we maintain construction defect and product liability insurance, the coverage offered by, and availability of, this insurance is currently limited and, where coverage is available, it may be costly. As a result of increasing insurance costs and an analysis of our claims history, we, in certain regions, self insure the first $2 million of each construction defect and product liability claim, whereas until February 2004 these claims were fully insured by third party insurers, subject to applicable policy limits and exclusions. Our product liability insurance and homebuilder protective policies contain limitations with respect to coverage, and these insurance rights may not be adequate to cover all construction defect, product liability and warranty claims for which we may be liable. In the future, coverage could be further restricted and become more costly. In addition, although we generally seek to require our subcontractors and design professionals to indemnify us for liabilities arising from their work, we may be unable to enforce any such contractual indemnities. Uninsured and unindemnified construction defect, product liability and warranty claims, as well as the cost of product liability insurance and our homebuilder protective policy, could adversely affect our results of operations and profitability.

Back to Contents

We may be subject to mold litigation and mold claims arising in the ordinary course of business for which we have no insurance that could adversely affect our results of operations.

Lawsuits have been filed against homebuilders and insurers asserting claims of property damage and personal injury caused by the presence of mold in homes. Some of these lawsuits have resulted in substantial monetary judgments or settlements against homebuilders and their insurers. While we are not currently subject to any claims relating to mold, we may in the future be subject to litigation asserting claims of property damage and personal injury relating to mold. Our insurance carriers have excluded coverage for claims arising from the presence of mold and we have not set aside any funds to pay for potential damages relating to mold claims. Uninsured mold liability and claims against us could adversely affect our results of operations and profitability.

We may be subject to environmental liabilities that could adversely affect our results of operations or the value of our properties.

Our operations are subject to a variety of environmental laws and regulations including those relating to discharges to air and water, storage and disposal of waste, disturbance of wetlands and clean up of contaminated soil or groundwater. Also, development and sale of real property creates a potential for environmental liability on our part as owner and developer, for our own acts as well as the acts of prior owners or operators. If we fail to comply with environmental requirements or regulated materials are discovered on, under or emanating from any of our current or former properties, we may be held liable for costs and liabilities relating to those materials. In addition, environmental hazards on parcels of land adjacent to any of our properties could also negatively impact the value of our properties or result in liabilities. Should a substantial environmental hazard be found on any of our properties or adjacent properties, our results of operations and the value of the contaminated property could be adversely affected. New requirements or more stringent enforcement of existing laws or regulations could also result in increased costs.

Back to Contents

We are dependent on the services of certain key employees and the loss of their services could harm our business.

Our success largely depends on the continuing services of certain key employees, including our Chairman and Chief Executive Officer, Jeffrey P. Orleans, and our President and Chief Operating Officer, Michael T. Vesey. Our continued success also depends on our ability to attract and retain qualified personnel. We believe that Mr. Orleans and Mr. Vesey each possess valuable industry knowledge, experience and leadership abilities that would be difficult in the short-term to replicate. The loss of these or other key employees could harm our operations and business plans.

Shortages of labor or materials and increases in the price of materials can harm our business by delaying construction, increasing costs, or both.

We and the homebuilding industry from time to time have experienced significant difficulties with respect to:

•	shortages of qualified trades people and other labor;
•	shortages of materials; and
•	increases in the cost of certain materials, including lumber, drywall and cement, which are significant components of home construction costs.

These difficulties have in the past and likely will in the future cause unexpected short-term increases in construction costs and cause construction delays for us. We will not be able to recover unexpected increases in construction costs by raising our home prices because, typically, the price of each home is established at the time a customer executes a home sale contract. Furthermore, sustained increases in construction costs may, over time, erode our profit margins. We have historically been able to offset sustained increases in construction costs with increases in the prices of our homes and through operating efficiencies. However, in the future, pricing competition may restrict our ability to pass on any additional costs, and we may not be able to achieve sufficient operating efficiencies to maintain our current profit margins.

Back to Contents

We depend on the continued availability and satisfactory performance of our subcontractors which, if unavailable, could have a material adverse effect on our business by limiting our ability to build and deliver homes.

We conduct our construction operations only as a general contractor. Virtually all construction work is performed by unaffiliated third-party subcontractors. As a consequence, we depend on the continued availability of and satisfactory performance by these subcontractors for the construction of our homes. If these unaffiliated third-party subcontractors do not continue to be available and perform satisfactorily, our ability to build and deliver homes could be limited. This could lead to a reduction in our total earned revenues and earnings and have a material adverse effect on our business.

Our business is subject to governmental regulations that may delay, increase the cost of, prohibit or severely restrict our development and homebuilding projects and reduce our total earned revenues and growth.

We are subject to extensive and complex laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal and use of open spaces. In addition, we and our subcontractors are subject to laws and regulations relating to worker health and safety. We also are subject to a variety of local, state and federal laws and regulations concerning the protection of health and the environment. In some of the markets in which we operate, we are required to pay environmental impact fees, use energy saving construction materials and give commitments to provide certain infrastructure such as roads and sewage systems. We must also obtain permits and approvals from local authorities to complete residential development or home construction. The laws and regulations under which we and our subcontractors operate, and our and their obligations to comply with them, may result in delays in construction and development, cause us to incur substantial compliance and other increased costs, and prohibit or severely restrict development and homebuilding activity in areas in which we operate. If we are unable to continue to develop communities and build and deliver homes as a result of these restrictions or if our compliance costs increase substantially, our total earned revenues and earnings may be reduced.

States, cities and counties in which we operate have adopted, or may adopt, slow or no growth initiatives which would reduce our ability to build and sell homes in these areas and could adversely affect our total earned revenues and earnings.

Several states, cities and counties in which we operate have approved, and others in which we operate may approve, various “slow growth” or “no growth” initiatives and other ballot measures that could reduce the amount of land and building opportunities within those localities. This could lead us to sell fewer homes and reduce our earnings. Approval of slow or no growth measures would reduce our ability to acquire land and to build and sell homes in the affected markets and create additional costs and administration requirements, which in turn could have an adverse effect on our total earned revenues and earnings.

Back to Contents

Expansion of regulation in the housing industry has increased the time required to obtain the necessary approvals to begin construction and has prolonged the time between the initial acquisition of land or land options and the commencement and completion of construction. These delays can increase our costs, decrease our profitability and increase the risks associated with the land inventories we maintain. Municipalities may restrict or place moratoriums on the availability of utilities, such as water and sewer taps. In some areas, municipalities may enact growth initiatives that would restrict the number of building permits available in a given year. If municipalities in which we operate take actions like these, it could have an adverse effect on our business by causing delays, increasing our costs or limiting our ability to build in those municipalities. This, in turn, could reduce the number of homes we sell and decrease our total earned revenues.

Increases in taxes or government fees could increase our costs and adverse changes in tax laws could reduce customer demand for our homes, either of which could reduce our total earned revenues or profitability.

Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, road improvements, and /or low and moderate income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in local real estate taxes could adversely affect our potential customers who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes. In addition, any changes in the income tax laws that would reduce or eliminate tax incentives to homeowners could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our total earned revenues and earnings.

We may not be successful in our effort to identify, complete or integrate acquisitions or to enter new markets through start-up operations, which could disrupt the activities of our current business, adversely affect our results of operations and future growth or cause losses.

A principal component of our business strategy is to continue to grow profitably, including, when appropriate, by acquiring other homebuilders. We may not be successful in implementing our acquisition strategy, and growth may not continue at historical levels or at all. When acquiring another company, we may have difficulty assimilating the operations of acquired businesses, incur unanticipated liabilities or expenses, and our management’s attention may be diverted from our current business. The acquisition of other companies may also result in our entering markets in which we have limited or no experience. The failure to identify or complete business acquisitions, or successfully integrate the businesses we acquire, could adversely affect our results of operations and future growth. In addition, our acquisitions may not be as profitable as we anticipate or could even produce losses.

Back to Contents

Furthermore, we may choose to enter new markets or expand operations in existing markets by starting new operations, rather than by acquiring an existing homebuilding company. If we chose to expand through start-up operations, we would not have the advantage of the experience and brand recognition of an established homebuilding company. As a result, we may incur substantial start-up costs in establishing our operations in new markets, and we may not be successful in taking operations from the start-up phase to profitability. If we are not successful in making start-up operations profitable, we may not be able to recover our investment and may incur losses.

Jeffrey P. Orleans, Chairman and Chief Executive Officer and our majority shareholder, can cause us to take certain actions or preclude use from taking actions without the approval of the other shareholders and may have interests that could conflict with your interests.

Jeffrey P. Orleans, our Chairman and Chief Executive Officer, as of June 30, 2006, beneficially owned approximately 61% of the voting power of our common stock. As a result, Mr. Orleans has the ability to control the outcome of virtually all corporate actions, including the election of all directors, the approval of any merger, the commencement of bankruptcy proceedings, and other significant corporate actions. His interest in exercising control over our business may conflict with the interests of other shareholders. This voting power might also discourage someone from acquiring us or from making a significant equity investment in us, even if we need the investment to meet our obligations and to operate our business.

Our business, total earned revenues and earnings may be adversely affected by adverse weather conditions or natural disasters.

Adverse weather conditions, such as extended periods of rain, snow or cold temperatures and natural disasters, such as hurricanes, tornadoes, floods and fires, can delay completion and sale of homes, damage partially complete or other unsold homes in our inventory and/or negatively impact the demand for homes or increase the cost of building homes. To the extent that adverse weather conditions occur for extended periods or natural disasters occur, our business and quarterly results may be adversely affected. Furthermore, our expansion into Florida could increase our exposure to losses resulting from hurricanes. To the extent our insurance is not adequate to cover business interruption losses or repair costs resulting from these events, our total earned revenues and earnings may be adversely affected.

Back to Contents

Acts of war or terrorism may seriously harm our business.

Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power, including the armed conflict with Iraq, or acts of terrorism, may cause disruption to the economy, our company, our employees and our customers, which could reduce demand for our homes and adversely impact our total earned revenues and earnings.

Item 2. Properties.

The Company leases office space for its corporate headquarters at 3333 Street Road, Bensalem, Pennsylvania 19020, consisting of approximately 30,000 square feet. The Company also leases additional office space in each region for certain centralized support services related to the operations in those regions as described below

State	Region	Locations	Square Feet

New Jersey	Northern	2	8,000
Virginia	Southern	2	17,000
North Carolina	Southern	3	19,300
Florida	Florida	5	17,700
Illinois	Midwestern	1	8,800
Arizona	Western	1	2,600

Item 3. Legal Proceedings.

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

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters.

The principal market on which the Company’s Common Stock is traded is the American Stock Exchange, Inc. (Symbol: OHB).

Back to Contents

The closing price range for the Company’s common stock as reported by the American Stock Exchange for the periods indicated below are as follows:

Fiscal year ended June 30,		High	Low

2006	First Quarter	$27.72	$21.74
	Second Quarter	24.64	18.35
	Third Quarter	20.26	16.95
	Fourth Quarter	21.25	15.45
2005	First Quarter	$22.75	$15.40
	Second Quarter	22.75	17.81
	Third Quarter	21.95	18.13
	Fourth Quarter	23.80	16.50

The number of common stockholders of record of the Company as of July 25, 2006 was approximately 165. The Company began making quarterly dividend payments of $.02 a share beginning with the third quarter of fiscal 2005. Previously, the Company had not paid a cash dividend since December 1982. While the Company anticipates paying a quarterly $0.02 cash dividend on its common stock, there is no assurance that the Company will do so in the future.

In April 2005, Michael T. Vesey, President and Chief Operating Officer, exercised options to acquire 70,000 shares of the Company’s Common Stock. To pay the exercise price, Mr. Vesey used Common Stock he already owned for more than one year. Mr. Vesey attested to ownership of a sufficient number of shares to pay the exercise price and 7,158 shares were withheld from the number of shares of Common Stock issued. Mr. Vesey received the number of shares subject to the options, less the 7,158 shares required to satisfy the option exercise price. The shares of Common Stock used by Mr. Vesey to pay the exercise price were valued at $18.51 each, the closing price of the Company’s Common Stock on the American Stock Exchange on the date Mr. Vesey exercised his options. See Note 10 of Notes to Consolidated Financial Statements for additional discussion of options.

In September 2005, the Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. The repurchases, which represent up to 5% of the Company’s 18.4 million shares of common stock currently outstanding, will be made from time to time through open market purchases or privately negotiated transactions at the Company’s discretion and in accordance with the rules of the Securities and Exchange Commission. The amount and timing of the repurchases will depend on market conditions and other factors. The Company repurchased the following shares of common stock during the fourth quarter of 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plan

April 1 - 30, 2006	—	—	—	825,861
May 1 - 31, 2006	—	—	—	825,861
June 1 - 30, 2006	40,400	$16.86	40,400	785,461

Back to Contents

Item 6. Selected Financial Data.

The following table sets forth the Company’s selected historical consolidated financial data as of and for each of the last five fiscal years ended June 30. The financial data has been derived from the Company’s Audited Consolidated Financial Statements and related notes. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this annual report.

	Fiscal year ended June 30,

	2006	2005(1)	2004(2)	2003	2002

	(in thousands, except homes and per share data)
Statement of earnings data:
Total earned revenues:
Residential properties	$975,483	$911,004	$540,745	$382,570	$351,060
Land sales	2,034	474	787	744	80
Other income	9,676	7,752	5,726	5,171	3,516

Total earned revenues	987,193	919,230	547,258	388,485	354,656
Cost and expenses:
Residential properties	(761,270)	(727,006)	(416,967)	(294,066)	(283,593)
Land sales	(1,685)	(467)	(907)	(875)	(102)
Other	(6,660)	(4,971)	(3,962)	(3,436)	(2,520)
Selling, general and administrative	(114,162)	(95,701)	(62,364)	(44,821)	(39,599)
Interest, net of amounts capitalized	—	(102)	(336)	(232)	(122)

Total costs and expenses	(883,777)	(828,247)	(484,536)	(343,430)	(325,936)
Income from operations before income taxes	103,416	90,983	62,722	45,055	28,720
Income taxes	(40,375)	(35,399)	(24,643)	(17,758)	(10,807)

Net income	$63,041	$55,584	$38,079	$27,297	$17,913
Preferred dividends	—	—	(104)	(210)	(210)

Net income available for common shareholders	$63,041	$55,584	$37,975	$27,087	$17,703

Earnings per share:
Basic	$3.41	$3.09	$2.57	$2.18	$1.51
Diluted	3.35	2.96	2.20	1.65	1.09
Weighted average common shares outstanding:
Basic	18,483	17,978	14,784	12,441	11,745
Diluted	18,824	18,809	17,336	16,652	16,568

Supplemental operating data:
Homes delivered (homes)	2,303	2,507	1,753	1,243	1,322
Average sales price per home delivered	$424	$363	$308	$308	$266
New sales contracts, net of cancellations (homes)	1,612	2,256	1,822	1,348	1,279
Backlog at end of period (homes)	715	1,406	1,119	752	647
Backlog at end of period, contract value	$334,676	$553,237	$390,827	$285,767	$206,064

Back to Contents

	As of June 30,

	2006	2005	2004	2003	2002

	(in thousands)
Balance sheet data:
Residential properties	$272,068	$190,855	$140,401	$109,895	$112,279
Land and improvements	544,574	398,290	161,265	100,791	82,699
Inventory not owned	117,073	88,252	88,995	18,443	—
Land deposits and costs of future developments	26,862	27,408	23,356	19,978	13,116
Total assets	1,060,503	861,540	486,602	290,709	238,499
Obligations related to inventory not owned	103,636	79,585	81,992	17,643	—
Mortgage obligations secured by real estate	422,608	399,030	128,773	106,707	113,058
Subordinated notes	105,000	—	—	—	—
Other notes payable	5,885	9,400	4,018	2,531	4,974
Shareholders’ equity	291,942	231,956	174,905	89,539	61,655

(1)	Includes the operations of Realen Homes for the period subsequent to the July 28, 2004 acquisition date through June 30, 2005.
(2)	Includes the operations of Masterpiece Homes for the period subsequent to the July 28, 2003 acquisition date through June 30, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company primarily develops, builds and markets high quality single-family homes, townhouses and condominiums. During fiscal 2006, the Company operated in the following fourteen markets: Southeastern Pennsylvania; central New Jersey; southern New Jersey; Orange County New York; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Orlando, Palm Coast, and Palm Bay, Florida; Chicago, Illinois and Phoenix, Arizona.

Back to Contents

The Company has been in operation for over 85 years and is a leading homebuilder in the Pennsylvania and New Jersey markets. In each year since 1995, the Company has ranked among the top five homebuilders in the Philadelphia metropolitan area based on the number of new orders. The Company entered the North Carolina and Virginia markets in fiscal 2001 through its acquisition of Parker & Lancaster Corporation, a privately-held residential homebuilder. The Company entered the Orlando and Palm Coast, Florida markets on July 28, 2003 through its acquisition of Masterpiece Homes, Inc. (“Masterpiece Homes”), a privately-held residential homebuilder. On July 28, 2004, the Company entered the Chicago, Illinois market through the acquisition of Realen Homes, L.P. (“Realen Homes”), an established privately-held homebuilder with operations in southeastern Pennsylvania and Chicago, Illinois. On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired, through a wholly-owned subsidiary, certain real estate assets from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which, at the time the Company acquired the assets, were wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, “Peachtree Residential Properties”). In December 2005, the Company entered the Phoenix, Arizona market as a start-up operation via the purchase of an undeveloped parcel of land.

Information in this annual report includes the operations of Masterpiece Homes only to the extent the information relates to periods after the acquisition of Masterpiece Homes on July 28, 2003 and includes the operations of Realen Homes only to the extent the information relates to periods after the acquisition of Realen Homes on July 28, 2004, as well as the revenue and expenses associated with the real estate assets acquired from Peachtree Residential Properties, unless otherwise specifically stated.

Results of Operations

The tables included in “Item 1 – Business” summarize the Company’s revenues, new orders and backlog data for fiscal 2006 with comparable data for fiscal 2005 and 2004. The Company classifies a sales contract as a new order for backlog purposes at the time a homebuyer executes a contract to purchase a home from the Company.

Fiscal Years Ended June 30, 2006 and 2005

Orders and Backlog

New orders for the year ended June 30, 2006 decreased $117,831,000, or 13.5%, to $756,922,000 on 1,612 homes, compared to $874,753,000 on 2,256 homes for the year ended June 30, 2005. The average price per home of new orders increased by approximately 21.1% to $470,000 for the year ended June 30, 2006 compared to $388,000 for the year ended June 30, 2005.

Back to Contents

Challenging market conditions in the housing industry have continued to place downward pressure on the Company’s new order activity through the fourth quarter of fiscal 2006. The major factors contributing to these challenging market conditions include increasing levels of existing and new home inventory as investors continue to exit various markets, decreasing consumer confidence as reluctant homebuyers delay their purchase decisions, and rising interest rates. These market conditions coupled increases in new order cancellation rates as investors step out of a number of the Company’s markets and entitlement-related delays in the Company’s Northern Region will continue to have a negative impact on new orders and new order pricing in the near-term, thereby reducing future revenues and gross margins.

The backlog at June 30, 2006 decreased $218,561,000, or 39.5%, to $334,676,000 on 715 homes compared to the backlog at June 30, 2005 of $553,237,000 on 1,406 homes. The decrease in the backlog was attributable to decreases in new orders in the northern, Florida and midwestern regions, which were partially offset by increases in new orders in the southern region. The average price per home included in the Company’s backlog increased 19.1% to $468,000 at June 30, 2006 compared to $393,000 at June 30, 2005.

The Company experienced a cancellation rate of 23% for the year ended June 30, 2006, compared to 14% and 15% for the year ended June 30, 2005 and 2004, respectively. The increase in the cancellation rate is primarily attributable to investors exiting the Palm Coast market in the Company’s Florida region. The Company anticipates that most of the backlog at June 30, 2006 will be delivered during fiscal year 2007.

Northern Region:

New orders for the year ended June 30, 2006 decreased $109,618,000 to $242,729,000, or 31.1%, on 455 homes, compared to $352,347,000 on 727 homes for the year ended June 30, 2005. The decrease in new orders is attributable to softening demand resulting primarily from a decrease in consumer confidence and rising interest rates coupled with delays in the start of new communities to replace communities that were sold-out or nearly sold-out at the conclusion of the year ended June 30, 2005. The delays are due to significant government regulations imposed on developers and homebuilders in the northern region. The average price per home of new orders increased by 9.9% to $533,000 for the year ended June 30, 2006 compared to $485,000 for the year ended June 30, 2005. The increase in the average price per home of new orders was impacted by a shift in the mix of new orders for the year ended June 30, 2006 compared to the year ended June 30, 2005. Specifically, single family homes, which typically have higher price points than multi-family homes, comprised a larger percentage of new orders than multi-family homes for the year ended June 30, 2006 when compared to the year ended June 30, 2005.

Back to Contents

The Company had 33 active selling communities in the northern region as of June 30, 2006 compared to 24 active selling communities at June 30, 2005. The increase in the community count was primarily attributable to the opening of six new selling communities during the fourth quarter of fiscal 2006.

Southern Region:

New orders for the year ended June 30, 2006 increased $61,054,000 to $367,334,000, or 19.9%, on 791, homes compared to $306,280,000 on 788 homes for the year ended June 30, 2005. The increase in new orders was attributable to an increase in the average price per home of new orders of 19.3% to $464,000 for the year ended June 30, 2006 compared to $389,000 for the year ended June 30, 2005. This increase in the average price per home of new orders is attributable to two factors. First, the Company increased prices in a majority of those communities in the region open during the year ended June 30, 2006 when compared with the same communities and homes offered for sale during the year ended June 30, 2005. Second, the Company opened new communities in the region during the year ended June 30, 2006 that have higher price points than the communities they replaced that were open during the year ended June 30, 2005.

The Company had 43 active selling communities in the southern region as of June 30, 2006 and 2005.

Florida Region:

New orders for the year ended June 30, 2006 decreased $66,709,000 to $48,914,000, or 57.7%, on 145 homes, compared to $115,623,000 on 496 homes for the year ended June 30, 2005. The decrease in new orders was primarily attributable to two factors. First, the region experienced a significantly higher percentage of cancellations during the year ended June 30, 2006 compared to the year ended June 30, 2005 as investors exited various markets in the region. The Company experienced a 58% cancellation rate in the Florida region for the year ended June 30, 2006, compared to 19% for the year ended June 30, 2005. Second, the region experienced approval and land development related delays which have postponed the opening of several new communities. The average price per home of new orders increased by 44.6% to $337,000 for the year ended June 30, 2006 compared to $233,000 for the year ended June 30, 2005. The increase in the average price per home of new order was attributable to a shift toward move-up homes and overall price increases as a result of strong demand during the first quarter of the year ended June 30, 2006.

Back to Contents

The Company had four active selling communities in the Florida region as of June 30, 2006, compared to five active selling communities as of June 30, 2005.

Midwestern Region:

The Company entered the midwestern region through the acquisition of Realen Homes on July 28, 2004. New orders for the year ended June 30, 2006 decreased $2,558,000 to $97,945,000, or 2.6%, on 221 homes compared to $100,503,000 on 245 homes for the year ended June 30, 2005. The decrease in new orders is primarily attributable to softening demand in the market that began during the fourth quarter of fiscal 2006. The average price per home of new orders increased by 8.1% to $443,000 for the year ended June 30, 2006 compared to $410,000 for the year ended June 30, 2005. This increase in the average price per home of new orders is attributable to two factors. First, the Company increased prices in a majority of those communities in the region open during the year ended June 30, 2006 when compared with the same communities and homes offered for sale during the year ended June 30, 2005. Second, the Company opened new communities in the region during the year ended June 30, 2006 that have higher price points than the communities that were open during the year ended June 30, 2005.

The Company had nine active selling communities in the midwestern region as of June 30, 2006, compared to six active selling communities as of June 30, 2005.

Total Earned Revenues

Total earned revenues for the year ended June 30, 2006 increased $67,963,000, to $987,193,000, or 7.4%, compared to $919,230,000 for the year ended June 30, 2005. Residential revenue earned from the sale of residential homes included 2,303 homes totaling $975,483,000 during the year ended June 30, 2006, as compared to 2,507 homes totaling $911,004,000 during the year ended June 30, 2005. The average selling price per home delivered increased by approximately 16.8% to $424,000 for the year ended June 30, 2006 compared to $363,000 for the year ended June 30, 2005.

Northern Region:

Residential revenue earned for the year ended June 30, 2006 increased $8,082,000 to $392,727,000, or 2.1%, on 796 homes delivered as compared to $384,645,000 on 852 homes delivered during the year ended June 30, 2005. The increase in residential revenue earned is a result of an increase in the average selling price per home delivered during the year ended June 30, 2006 of 9.3% to $493,000 compared to $451,000 for the year ended June 30, 2005. The increase in the average selling price per home delivered is attributable to increases in the average selling price per home of new orders during the year ended June 30, 2006 resulting from sales price increases as well as the product mix of homes delivered. Specifically, single family homes, which typically have higher average sales prices than townhomes and condominiums, comprised a larger percentage of the total number of homes delivered in the region during the year ended June 30, 2006 when compared to the year ended June 30, 2005. The mix shift described above also contributed to the decrease in the number of homes delivered during the year ended June 30, 2006 compared to the year ended June 30, 2005.

Back to Contents

Southern Region:

Residential revenue earned for the year ended June 30, 2006 increased $67,849,000 to $371,981,000, or 22.3%, on 862 homes delivered as compared to $304,132,000 on 827 homes delivered during the year ended June 30, 2005. The increase in residential revenue earned and homes delivered was attributable to new order growth in prior quarters and positive home pricing trends in the region. The Company can provide no assurance that these pricing trends will continue. The average price per home delivered increased 17.4% to $432,000 for the year ended June 30, 2006 compared to $368,000 for the year ended June 30, 2005. The increase in the average price per home delivered is attributable to increases in the average price per home of new orders during the year ended June 30, 2006 and a change in the product mix of homes delivered during the year ended June 30, 2006 compared to the year ended June 30, 2005. Specifically, the Company delivered a larger percentage of luxury and move-up homes during the year ended June 30, 2006 than the year ended June 30, 2005.

Florida Region:

Residential revenue earned for the year ended June 30, 2006 increased $9,676,000 to $91,945,000, or 11.8%, on 366 homes, compared to $82,269,000 on 456 homes for the year ended June 30, 2005. The increase in residential revenue earned is primarily attributable to a 39.4% increase in the average selling price per home delivered to $251,000 for the year ended June 30, 2006 compared to $180,000 for the year ended June 30, 2005. The increase in the average selling price per home delivered is attributable to an increase in the average price per home of new orders during the year ended June 30, 2006 and a shift in the region toward move-up homes which command greater pricing power than entry level homes. The decrease in the number of homes delivered is primarily attributable to the mix shift toward move-up homes discussed above.

Midwestern Region:

The Company entered the midwestern region on July 28, 2004 through the acquisition of Realen Homes. Residential revenue earned for the year ended June 30, 2006 decreased $21,128,000 to $118,830,000, or 15.1%, on 279 homes, compared to $139,958,000 on 372 homes for the year ended June 30, 2005. The decrease in residential revenue earned is primarily due to the significant backlog acquired in July 2004 and delivered during the year ended June 30, 2005 compared to the available backlog deliverable during the year ended June 30, 2006. The average selling price per home delivered increased 13.3% to $426,000 for the year ended June 30, 2006 compared to $376,000 for the year ended June 30, 2005.

Back to Contents

Other Income

Other income consists primarily of property management fees and mortgage processing income. Other income for the year ended June 30, 2006 increased $1,924,000 to $9,676,000, or 24.8%, compared to $7,752,000 for the year ended June 30, 2005. The increase is primarily attributable to increases in mortgage processing revenue and interest income earned during the year ended June 30, 2006 compared to the year ended June 30, 2005. The increase in the mortgage processing revenue is attributable to the Company’s increased residential property revenue coupled with an improved mortgage capture rate for the year ended June 30, 2006 compared to the year ended June 30, 2005.

Costs and Expenses

Costs and expenses for the year ended June 30, 2006 increased $55,530,000 to $883,777,000, or 6.7%, when compared with the year ended June 30, 2005. The cost of residential properties for the year ended June 30, 2006 increased $34,264,000 to $761,270,000, or 4.7%, when compared with the year ended June 30, 2005. The increase in cost of residential properties was primarily attributable to the overall increase in residential revenue as noted above. The consolidated gross profit margin for the year ended June 30, 2006 increased 1.8% to 22.0% compared to 20.2% for the year ended June 30, 2005.

The increase in gross profit margin was attributable to a larger percentage of deliveries in certain communities that have higher gross profit margins during the year ended June 30, 2006 compared to the year ended June 30, 2005; a change in product mix toward more homes for move-up and luxury buyers; and the introduction of new models at the communities the Company acquired from Realen Homes. These favorable factors were partially offset by inventory write-downs in the Company’s Florida and northern regions of $1,277,000 and $600,000, respectively, for the year ended June 30, 2006.

Interest included in the costs and expenses of residential properties and land sold for the years ended June 30, 2006 and 2005 was $15,160,000 and $13,210,000, respectively. The interest incurred during the construction periods is capitalized to inventory and then expensed to the cost of residential properties in the period in which the home settles.

The Company sells a variety of home types in various communities and regions, each yielding a different gross profit margin. As a result, depending on the mix of both communities and of home types delivered, the consolidated gross profit margin may fluctuate up or down on a periodic basis and periodic profit margins may not be representative of the consolidated gross profit margin for future years.

Back to Contents

Selling, General & Administrative Expenses

For the year ended June 30, 2006, selling, general and administrative expenses increased $18,461,000 to $114,162,000, or 19.3%, when compared with the year ended June 30, 2005. The increase was attributable to increases in both variable and fixed selling, general and administrative expenses. Variable expenses increased due to an increase in residential property revenue during the year ended June 30, 2006 as compared to the year ended June 30, 2005. Fixed selling, general and administrative expenses for the year ended June 30, 2006 are higher than for the year ended June 30, 2005 primarily due to an increase of $4,223,000 related to land pre-acquisition costs for abandoned land development projects expenses, a $1,739,000 increase in advertising expenditures, and $1,071,000 recognized in connection with the Company’s adoption of a supplemental executive retirement plan.

The selling, general and administrative expenses as a percentage of residential revenue earned for the year ended June 30, 2006 increased 1.2% to 11.7% as compared to the 10.5% for the year ended June 30, 2005. The increased percentage is primarily due to the increased variable selling and fixed selling, general and administrative expenses discussed above.

Income Tax Expense

Income tax expense for the year ended June 30, 2006 increased $4,976,000 to $40,375,000, or 14.1% from $35,399,000 for the year ended June 30, 2005. Income tax expense as a percentage of income from operations before income taxes was 39.0% and 38.9% for the year ended June 30, 2006 and the year ended June 30, 2005, respectively. The increase in income tax expense for the year ended June 30, 2006 was primarily attributable to an increase in pre-tax income during the year ended June 30, 2006 compared to the year ended June 30, 2005. The Company’s tax provision includes tax benefits provided by the American Jobs Creation Act of 2004 of approximately $1,096,000 and $320,000 for the years ended June 30, 2006 and 2005, respectively.

Net Income

Net income for the year ended June 30, 2006 increased $7,457,000, or 13.4%, to $63,041,000, compared with $55,584,000 for the year ended June 30, 2005. The increase in net income was attributable to increased residential revenue earned during the year ended June 30, 2006 coupled with improved gross profit margins.

Back to Contents

Fiscal Years Ended June 30, 2005 and 2004

Orders and Backlog

New orders for fiscal 2005 increased by $270,610,000 or 44.8%, to $874,753,000 on 2,256 homes, compared to $604,143,000 on 1,822 homes for fiscal 2004. The average price per home of new orders increased by approximately 16.9% to $388,000 for the year ended June 30, 2005 compared to $332,000 for the year ended June 30, 2004. The increase in new order dollars was attributable to the Company’s expansion into the midwestern region through the acquisition of Realen Homes, the Company’s growth in its southern region through the acquisition of Peachtree Residential Properties communities, and increased customer demand in the regions where the Company operates. The Company believes that customer demand has increased as a result of growing population, fueled in part by immigration. In addition, historically low interest rates have made housing more affordable for lower income households thereby increasing the overall demand for housing. These factors coupled with the limited supply of entitled lots for residential housing in Pennsylvania and New Jersey due to increased government regulations have positively impacted home pricing trends.

The Company’s backlog at June 30, 2005 increased by $162,410,000, or 41.6%, to $553,237,000 on 1,406 homes compared to the backlog at June 30, 2004 of $390,827,000 on 1,119 homes. The increase in backlog was attributable to an increase in new orders, the Company’s expansion into the midwestern region through its acquisition of Realen Homes on July 28, 2004, and favorable economic conditions for the homebuilding industry in the regions where the Company operates. These favorable economic conditions have resulted in positive home pricing trends and consistent customer demand.

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

Northern Region:

New orders for the year ended June 30, 2005 increased by $57,963,000 to $352,347,000, or 19.7%, on 727 homes compared to $294,384,000 on 670 homes for the year ended June 30, 2004. The increase was primarily attributable to new orders in the communities acquired in the northern region as part of the Realen Homes acquisition. The new communities acquired in the Realen Homes acquisition accounted for $52,291,000 and 121 homes for the year ended June 30, 2005. The net decline in the number of new orders excluding the Realen Homes acquisition is attributable to the delay in the start of new communities due to increased government regulation in the northern region states in which the Company operates. The increase in new order dollars and the decrease in new home orders is also a result of the Company’s efforts to intentionally slow absorption through pricing increases in several new communities to ensure production, pricing and absorption rates are properly balanced to maximize long-term profits.

Back to Contents

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

The Company had 24 active selling communities in the northern region as of June 30, 2005 compared to 19 active selling communities as of June 30, 2004. The increase in the number of active selling communities was primarily attributable to the acquisition of Realen Homes which resulted in the addition of 7 active selling communities in the northern region.

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

The Company had 43 active selling communities in the southern region as of June 30, 2005 compared to 52 active selling communities as of June 30, 2004. The reduction in the number of communities is due to the Company’s trend towards larger communities in order to control fixed selling and marketing costs.

Back to Contents

Florida Region:

In spite of a series of hurricanes that struck the Florida region in September 2004, new orders for the year ended June 30, 2005 increased by $43,096,000 to $115,623,000, or 59.4%, on 496 homes compared to $72,527,000 on 454 homes for the year ended June 30, 2004. The increase in new order dollars was primarily attributable to an increase in the average sales price per home to $233,000 for the year ended June 30, 2005 compared to $160,000 the year ended June 30, 2004. While the hurricanes slowed sales activity in September 2004, they did not result in any substantial physical damage to the Company’s property.

The average price per home of new orders increased by 45.6% to $233,000 for the year ended June 30, 2005 compared to $160,000 for the year ended June 30, 2004. This increase in the average price per home in the Florida region is primarily due to the increased demand for new housing in this region.

The Company had 5 active selling communities in the Florida region as of June 30, 2005 compared to 10 active selling communities as of June 30, 2004. Despite the reduction in the number of communities, the Company expects a continued increase in residential revenue and units sold in the Florida region as the Company owns or controls 2,865 lots at June 30, 2005 compared to 1,638 lots at June 30, 2004.

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

Back to Contents

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

Back to Contents

Florida Region:

In spite of a series of hurricanes that struck the Florida region in September 2004, residential revenue earned for fiscal 2005 increased by $20,928,000 to $82,269,000, or 34.1%, on 456 homes compared to $61,341,000 on 433 homes delivered for fiscal 2004. The increase was primarily attributable to a 26.8% increase in the average selling price per home to $180,000 for the year ended June 30, 2005 compared to the $142,000 for the year ended June 30, 2004. In addition, the Florida region’ s results of operations were included in the Company’s results of operations for the entire twelve month period ended June 30, 2005 compared to the comparable prior year period wherein the company acquired Masterpiece Homes and entered the Florida region on July 28, 2003. The Company did not experience any significant construction delays as a result of the hurricanes that struck Florida.

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

Costs and Expenses

Costs and expenses for fiscal 2005 increased $343,711,000 to $828,247,000, or 70.9%, compared with fiscal 2004. The cost of residential properties for fiscal 2005 increased by $310,039,000 to $727,006,000, or 74.4%, when compared with fiscal 2004. The increase in cost of residential properties was primarily attributable to the increased residential revenue in the Company’s northern, southern, midwestern, and Florida regions as noted above as well as the increase in residential revenue resulting from the Company’s acquisition of Realen Homes and certain assets of Peachtree Residential Properties.

Back to Contents

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

The Company’s consolidated gross profit margin for fiscal 2005 decreased by 2.7% to 20.2% compared to 22.9% for fiscal 2004. The decrease in the consolidated gross profit margin for fiscal 2005 was primarily attributable to a shift in the geographic mix of homes delivered and the impact of purchase accounting. The northern region, which has significantly higher gross profit margins than the southern, midwestern and Florida regions, comprised a smaller percentage of the consolidated residential properties revenue in fiscal 2005 than in fiscal 2004. As a result of the application of purchase accounting under SFAS No. 141 “Business Combinations”, the gross profit margin is affected when the acquired Realen Homes and Peachtree Residential Properties inventory is delivered because the value of the acquired inventory was increased to its fair market value at the time of acquisition which includes builder profit for work already completed. The additional costs recognized in connection with the deliveries of the acquired Realen Homes inventory as a result of the fair value write-up of the acquired inventory was approximately $3,887,000 for the twelve months ended June 30, 2005. The additional costs recognized in connection with the amortization of the intangible value of the acquired Realen Homes backlog delivered during the twelve months ended June 30, 2005 was approximately $494,000. The additional costs recognized in connection with the deliveries of the acquired Peachtree inventory as a result of the fair value write-up of the acquired inventory was approximately $987,000 for the twelve months ended June 30, 2005. It is anticipated that margins will increase in future periods in communities acquired from Realen Homes and Peachtree Residential Properties as the Company repositions products.

The Company sells a variety of home types in various communities and regions, each yielding a different gross profit margin. As a result, depending on the mix of both communities and of home types delivered, the consolidated gross profit margin may fluctuate up or down on a periodic basis and period profit margins may not be representative of the consolidated gross profit margin for the year.

Back to Contents

Selling, General & Administrative Expenses

For fiscal 2005, selling, general and administrative expenses increased by $33,337,000 to $95,701,000, or 53.5%, when compared with fiscal 2004. The increase in selling, general and administrative expenses was due in part to an increase in sales commissions and incentive compensation of approximately $15,100,000 attributable to the Company’s growth in residential revenue and profit. Additionally, the Company incurred approximately $9,100,000 in fixed selling, general and administrative expenses resulting from the Company’s expansion in the northern region and its expansion into the midwestern region through the acquisition of Realen Homes on July 28, 2004. In addition, salaries grew approximately $5,600,000 due to increased headcount related to the Company’s growth exclusive of the Realen acquisition. Finally, selling, general and administrative expenses grew due to increased professional fees necessary to support general corporate matters, the Company’s expansion into new regions, and its Sarbanes-Oxley compliance efforts. The expansion in the northern region and Midwestern region as a result of the Realen Homes acquisition added a total of 15 selling communities to the regions. The remaining increase in selling, general and administrative expenses was primarily attributable to increases in payroll, legal, consulting, advertising, and travel expenses in order to support the expansion of the Company into new regions.

The selling, general and administrative expenses as a percentage of residential revenue for fiscal 2005 improved to 10.5% from 11.5% as compared to fiscal 2004. The decrease in selling, general and administrative expenses as a percentage of revenue is due to the Company’s ability to capitalize on synergies in its acquisitions and spread its fixed costs over a higher revenue base.

Income Tax Expense

Income tax expense for fiscal 2005 increased by $10,756,000, or 43.6%, to $35,399,000 from $24,643,000 for fiscal 2004. The increase in income tax expense for fiscal 2005 is attributable to an increase in income from operations.

Additionally, income tax expense as a percentage of income from operations before income taxes was 38.9% and 39.3% for fiscal 2005 and fiscal 2004, respectively. The slight decrease in the effective tax rate is due primarily to the Company’s fiscal 2005 growth in Florida and the southern region, which have lower state tax rates than the other states in which the Company operates.

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

Costs incurred in fiscal 2005 resulting from the acquisition of Masterpiece Homes included the following items: the amortized portion of the fair market value of the stock options granted to Robert Fitzsimmons, President of Masterpiece Homes; contingent payments to Mr. Fitzsimmons representing 25% of the pre-tax profits of Masterpiece Homes; and deferred payments to Mr. Fitzsimmons that are contingent upon his continued employment with the Company. The costs described above reduced the Company’s consolidated net income for fiscal 2005 by $1,251,000 and are included in selling, general, and administrative expenses in the Company’s Consolidated Statement of Operations.

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

Trust Preferred Securities

On November 23, 2005, the Company issued $75,000,000 of trust preferred securities which mature on January 30, 2036 and are callable, in whole or in part, at par plus accrued interest on or after January 30, 2011. For the first ten years, the securities have a fixed interest rate of 8.61% per annum. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 360 basis points per annum, resetting quarterly. In the event the Company fails to meet certain financial covenants, the applicable rate of interest will be increased by 300 basis points until such time as the Company is in compliance with the financial covenants, then the interest rate will return to the otherwise applicable rate. It is an event of default if the increased interest rate is in effect for four consecutive quarters. The trust preferred securities are treated as debt for financial statement purposes. The Company used proceeds from the sale of these securities to repay outstanding obligations under the Revolving Credit Facility discussed below. The obligations relating to the trust preferred securities are subordinated to the Revolving Credit Facility.

Back to Contents

On September 20, 2005, the Company issued $30,000,000 of trust preferred securities which mature on September 30, 2035 and are callable, in whole or in part, at par plus accrued interest on or after September 30, 2010. For the first ten years, the securities have a fixed interest rate of 8.52% per annum. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 380 basis points per annum, resetting quarterly. The trust preferred securities are treated as debt for financial statement purposes. The Company used proceeds from the sale of these securities to fund land purchases and residential construction. The obligations relating to the trust preferred securities are subordinated to the Revolving Credit Facility.

Revolving Credit Facility

At June 30, 2006, the Company had $183,649,000 of borrowing capacity under its secured revolving credit facility discussed below, of which approximately $55,427,000 was available to be drawn based upon the Company’s borrowing base. A majority of the Company’s debt is variable rate, based on the 30-day LIBOR rate, and therefore, the Company is exposed to market risk in connection with interest rate changes. At June 30, 2006, the 30-day LIBOR rate of interest was 5.33%.

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc. as guarantor, entered into a Revolving Credit and Loan Agreement (the “Revolving Credit Agreement”) for a $500,000,000 Senior Secured Revolving Credit and Letter of Credit Facility with various banks as lenders (as amended and restated, the “Revolving Credit Facility”). The revolving credit facility was amended on January 24, 2006 via the Amended and Restated Revolving Credit and Loan Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement increased the borrowing limit from $500,000,000 to $650,000,000, which may be increased to $750,000,000 under certain circumstances. In connection with the Amended Credit Agreement, Orleans Homebuilders, Inc. entered into an amended Guaranty agreement.

Back to Contents

Under and subject to the terms of the Revolving Credit Facility, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for investment in joint ventures, for working capital and for such other appropriate purposes as may be approved by the lenders. Capitalized terms used below and not otherwise defined have the meanings set forth in the Amended and Restated Credit Agreement.

At June 30, 2006, there was $419,950,000 outstanding under the Revolving Credit Facility. In addition, as of June 30, 2006, approximately $46,401,000 of letters of credit and other assurances of the availability of funds had been provided under the Revolving Credit facility.

The Revolving Credit Facility has an initial three year term and borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to LIBOR Market Index Rate plus a non-default variable spread ranging from 165 basis points to 225 basis points, depending upon the Company’s leverage ratio. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. At June 30, 2006, the interest rate was 7.58% which includes the 225 basis point spread.

The total amount of loans and advances outstanding at any time under the Revolving Credit Facility may not exceed the lesser of the then-current borrowing base availability or the revolving sublimit as defined in the Revolving Credit Facility. The revolving sublimit is $650,000,000, but under certain circumstances may be increased to up to $750,000,000. The borrowing base availability is based on the lesser of the appraised value or cost of real estate owned by the Company that has been admitted to the borrowing base. Various conditions must be satisfied in order for real estate to be admitted to the borrowing base, including that a mortgage in favor of lenders has been delivered to the agent for lenders and that all governmental approvals necessary to begin development of for-sale residential housing, other than building permits and certain other permits borrower in good faith believes will be issued within 120 days, have been obtained. Depending on the stage of development of the real estate, the loan to value or loan to cost advance rate ranges from 50% to 95% of the appraised value or cost of the real estate.

As security for all obligations of borrowers to lenders under the Revolving Credit Facility, lenders have a first priority mortgage lien on all real estate admitted to the borrowing base. In addition, Orleans Homebuilders, Inc. has guaranteed the obligations of the borrowers to lenders pursuant to an amended Guaranty executed by Orleans Homebuilders, Inc. on January 26, 2006. Under the Guaranty, Orleans Homebuilders, Inc. has granted lenders a security interest in any balance or assets in any deposit or other account Orleans Homebuilders, Inc. has with any lender.

Back to Contents

In the event that the Company’s leverage ratio is less than 2.00:1 as shown on its financial statements for two consecutive quarters, and provided that there exists no event of default or any fact or circumstance that, but for delivery of notice or the passage of time (or both) would constitute an event of default and that certain other conditions are met, upon request, the lenders are obligated to release their mortgage liens granted pursuant to the Revolving Credit Facility. After such a release, the requirements for real estate to be admitted to the borrowing base are decreased and a mortgage in favor of lenders will no longer be required for real estate to be admitted to the borrowing base.

The Revolving Credit Facility contains customary covenants that, subject to certain exceptions, limit the ability of the Company to (among other things):

-	Incur or assume other indebtedness, except certain permitted indebtedness;
-	Grant or permit to exist any lien, except certain permitted liens;
-	Enter into any merger, consolidation or acquisition of all or substantially all the assets of another entity;
-	Sell, assign, lease or otherwise dispose of all or substantially all of its assets; or
-	Enter into any transaction with an affiliate that is not a borrower or a guarantor under the Revolving Credit Facility, or a subsidiary of either.

The Revolving Credit Facility also contains various financial covenants. Among other things, the financial covenants require that:

-	As of the last day of each fiscal quarter, the ratio of the Company’s Adjusted EBITDA to Debt Service for the prior four fiscal quarters be not less than 2.25:1;
-

The Company maintain a minimum Consolidated Adjusted Tangible Net Worth equal to an amount not less than the sum of (i) $180,000,000 plus (ii) an amount equal to fifty percent (50%) of the net income of the Company earned during each fiscal quarter that ends on or after December 22, 2004 plus (iii) all of the net proceeds of equity securities issued by the Company or any of its subsidiaries after January 24, 2006;

Back to Contents

-	As of the last day of each fiscal quarter that ends on or before June 30, 2006, the Company’s Leverage Ratio not exceed 3.25:1;
-	As of the last day of each fiscal quarter that ends after June 30, 2006, the Company’s Leverage Ratio not exceed 3.00:1; and
-

As of the last day of each fiscal quarter that ends on or after the date, if any, on which the collateral securing the loans under the Revolving Credit Facility is released in accordance with the terms of the Revolving Credit Agreement, the Company’s Leverage Ratio shall not exceed 2.25:1.

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

The Revolving Credit Facility provides that, subject to any applicable notice and cure provisions, each of the following (among others) is an event of default:

-	Failure by borrowers to pay when due any amounts owing under the Revolving Credit Facility;
-	Failure by the Company to observe or perform any promise, covenant, warranty, obligation, representation or agreement under the Revolving Credit Facility or any other loan document;
-	Bankruptcy and other insolvency events with respect to any borrower or the Company;
-	Dissolution or reorganization of any borrower or the Company;
-

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

Back to Contents

-

Any material adverse change in the financial condition of a borrower or the Company which causes the lenders, in good faith, to believe that the performance of any of the obligations under the Revolving Credit Facility is impaired or doubtful for any reason; and

-	Specified cross defaults.

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

As of June 30, 2006, the Company was in compliance with the financial and other covenants of the Revolving Credit Facility.

Employee Retirement Plan

On December 1, 2005, the Company adopted an unfunded, non-qualified target defined benefit retirement plan, effective as of September 1, 2005, which covers a group of management employees of the Company. The Company owns life insurance policies on all participants in the Supplemental Executive Retirement Plan (“SERP”). This SERP, which was amended on March 13, 2006, is intended to provide to each participant an annual supplemental retirement benefit based upon their years of service with the Company and highest average compensation for five consecutive years. The annual supplemental benefit for each participant will be adjusted based on the actual performance of the SERP compared to the target. The benefit is payable for life with a minimum of 10 years guaranteed. In order to qualify for normal retirement benefits, a Participant must attain age 65 with at least five years of participation in the SERP. Early retirement will be permitted beginning at age 55, after 5 years of participation in the SERP. Early retirement benefits will be adjusted actuarially to reflect the early retirement date.

If a participant terminates employment with the Company prior to attaining his or her normal retirement date, other than by reason of early retirement, death or disability, the participant will forfeit all benefits under the SERP.

The Company can amend or terminate the SERP at any time. However, no termination will affect the participants’ accrued benefits as determined in accordance with the SERP or delay any payments to a participant beyond the time that such amount would otherwise be payable without regard to the amendment.

Back to Contents

The Company used a 4% annual compensation increase and a 6.16% discount rate in its calculation of the present value of its projected benefit obligation. The discount rate used represented the Moody’s AA bond rate for long-term bonds as of June 2006.

The components of net periodic pension cost of the Company’s SERP included in selling, general and administrative expense in the Company’s Consolidated Statements of Operations for the year ended June 30, 2006 were as follows:

Service cost	$513,000
Interest cost	256,000
Amortization of prior service cost	302,000

Total net periodic pension cost	$1,071,000

As of June 30, 2006, the status of the Company’s SERP was as follows:

Projected benefit obligation, plan inception	$6,125,000
Service cost	513,000
Interest cost	256,000
Actuarial loss	821,000

Projected benefit obligation, June 30, 2006	$7,715,000

Funded status	$(7,715,000)
Unrecognized actuarial loss	821,000
Unrecognized prior service cost	5,823,000

Net amount recognized	$(1,071,000)

Assets and (liabilities) recognized in the balance sheet at June 30, 2006:

Accrued pension expense, included with accrued expenses	$(1,071,000)
Minimum pension liability, included with accrued expenses	(4,329,000)
Intangible asset	4,329,000

Net amount recognized	$(1,071,000)

The net amount recognized as discussed above is included in accrued expenses in the Company’s Consolidated Balance Sheets. The Company’s accumulated benefit obligation at June 30, 2006 was $5,400,000. The Company is amortizing its prior service cost over the greater of 15 years or the remaining service period to attain age 65.

Back to Contents

The Company expects to make its first benefit payments under the SERP during the fiscal year ended June 30, 2011. The expected benefit payments during fiscal year 2011 will be approximately $186,000 and the aggregate expected benefit payments for fiscal years 2012 through 2016 will be approximately $2,266,000.

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

Share Repurchase Program

In September 2005, the Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. The repurchases, which represent up to 5% of the Company’s 18.4 million shares of common stock currently outstanding, will be made from time to time through open market purchases or privately negotiated transactions at the Company’s discretion and in accordance with the rules of the Securities and Exchange Commission. The amount and timing of the repurchases will depend on market conditions and other factors.

During the year ended June 30, 2006, the Company repurchased 214,539 shares of its common stock for a total purchase price of $3,984,000.

Cash Flow Statement

Net cash used in operating activities for the year ended June 30, 2006 was $166,237,000, compared to net cash used in operating activities for the year ended June 30, 2005 of $114,970,000. The increase was primarily attributable to increases in cash used for real estate held for development and sale and accounts payable and other liabilities as well as decreases in cash used for receivables, deferred charges and other assets. The increase in net cash used in operating activities was partially offset by increases in net income, deferred taxes, and restricted cash during the year ended June 30, 2006 as compared to the year ended June 30, 2005. Net cash used in investing activities for the year ended June 30, 2006 was $1,199,000, compared to $58,254,000 for the year ended June 30, 2005. This decrease was primarily related to the acquisition of Realen Homes on July 28, 2004. Net cash provided by financing activities for the year ended June 30, 2006 was $120,824,000, compared to $202,838,000 for the year ended June 30, 2005. The decrease in net cash provided by financing activities in the current year is primarily attributable to increased borrowings in the prior year used to acquire Realen Homes during the year ended June 30, 2005.

Back to Contents

Lot Positions

As of June 30, 2006, the Company owned or controlled approximately 16,900 building lots. Included in the aforementioned lots, the Company had contracted to purchase, or has under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $511,349,000 that are expected to yield approximately 8,241 building lots.

Undeveloped Land Acquisitions

In recent years, the process of acquiring desirable undeveloped land has become extremely competitive, particularly in the northern region, mostly due to the lack of available parcels suitable for development. In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land by forfeiture of its deposit under the agreement. As of June 30, 2006, all but one of the Company’s agreements to purchase undeveloped land was structured in this manner. For the year ended June 30, 2006, the Company forfeited $1,801,000 of land deposits and expensed an additional $2,711,000 of pre-acquisition costs related to the cancellation of purchase agreements. Included in the balance sheet captions “Inventory not owned – Variable Interest Entities” and “Land deposits and costs of future development,” at June 30, 2006 the Company had $35,737,000 invested in 60 parcels of undeveloped land, of which $18,949,000 is cash deposits, a portion of which is non-refundable. At June 30, 2006, overall undeveloped parcels of land under contract had an aggregate purchase price of approximately $417,343,000 and were expected to yield approximately 7,352 building lots.

The Company attempts to further mitigate the risks involved in acquiring undeveloped land by structuring its undeveloped land acquisitions so that the deposits required under the agreements coincide with certain benchmarks in the governmental approval process, thereby limiting the amount at risk. This process allows the Company to periodically review the approval process and make a decision on the viability of developing the acquired parcel based upon expected profitability. In some circumstances the Company may be required to make deposits solely due to the passage of time. This structure still provides the Company an opportunity to periodically review the viability of developing the parcel of land. In addition, the Company primarily structures its agreements to purchase undeveloped land to be contingent upon obtaining all governmental approvals necessary for construction. Under most agreements, the Company secures the responsibility for obtaining the required governmental approvals as the Company believes that it has significant expertise in this area. The Company intends to complete the acquisition of undeveloped land only after all governmental approvals are in place. In certain circumstances, however, when all extensions have been exhausted, the Company must make a decision on whether to proceed with the purchase even though all governmental approvals have not yet been received. In these circumstances, the Company performs reasonable due diligence to ascertain the likelihood that the necessary governmental approvals will be granted.

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

At June 30, 2006, the Company had contracted to purchase or had under option approximately 889 improved building lots for an aggregate purchase price of approximately $94,006,000. At June 30, 2006, the Company had $4,573,000 invested in these improved building lots, of which $4,016,000 is deposits. There were no deposits forfeited during the year ended June 30, 2006 with respect to improved building lots.

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

Back to Contents

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

Certain off-balance sheet arrangements, contractual obligations and commitments are disclosed in various sections of the Consolidated Financial Statements, Notes to Consolidated Financial Statements and below. Some typical off-balance sheet arrangements affecting the Company, and commonly affecting homebuilders in general, include:

•	Cost sharing arrangements and unconsolidated real estate joint ventures—capital contribution requirements;
•	Debt and debt service guarantees;
•	Surety bonds and standby letters of credit;
•	Executed contracts for construction and development activity; and
•	Variable interest entities, which are not consolidated.

Each of these items is described below or in “Critical Accounting Policies” following this section.

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

Debt and Debt Service Guarantees. At June 30, 2006, the Company had mortgage and other note obligations, subordinated notes, and other notes payable on the balance sheet totaling $533,493,000. The Company currently does not have any off-balance sheet debt service guarantees.

Surety Bonds and Standby Letters of Credit. As of June 30, 2006, the Company had $132,084,000 in surety bonds and $42,787,000 in outstanding standby letters of credit in favor of local municipalities or financial institutions to guarantee the construction of real property improvements or financial obligations. The $132,084,000 in surety bonds guarantee the construction of public improvements and infrastructure such as sewer, streets, traffic signals, grading, and wildlife preservations in connection with the various communities the Company is developing. Surety bonds are commonly required by public agencies from homebuilders and other real estate developers. The surety bonds and standby letters of credit are renewable and expire upon completion of the required improvements. Standby letters of credit are a form of credit enhancement that is commonly required in real estate development to secure the construction of public improvements. In the past three fiscal years, no surety bonds or standby letters of credit have been drawn on for use to satisfy the Company’s obligations to perform under the agreements with the public agencies.

Back to Contents

Executed Contracts for Site Work and Construction Activity. The Company has entered into site work and construction contracts with various suppliers and contractors. These contracts are for construction and development activity in the numerous communities the Company has under development, and are originated in the normal course of business. The site work contracts generally require specific performance by the contractor to prepare the land for construction and are written on a community-by-community basis. For larger communities, site work contracts are awarded in phases in order to limit any long-term commitment by the Company or its contractors. Generally, site work contracts are completed in less than one year. The Company acts as a general contractor and contracts with various subcontractors at specified prices for construction of the homes it sells. Subcontractors generally work on a piece meal basis and are not awarded contracts for a specified number of homes. These commitments are typically funded by the Company’s Revolving Credit Facility.

Summary of Outstanding Obligations

The following table summarizes the Company’s outstanding obligations as of June 30, 2006 and the effect such obligations are expected to have on its liquidity and cash flow in future periods. For mortgage and other note obligations, payments due by period are shown based on the expiration date of the loan.

		Payments due during fiscal year ended June 30,

	Total	2007	2008	2009	2010	2011	Payments due thereafter

	(in thousands)
Obligations:
Mortgage and other note obligations	$533,493	$7,741	$90	$420,662	$—	$—	$105,000
Operating leases	4,432	1,581	1,371	945	261	146	128
Affordable housing contributions	2,100	1,660	265	100	75	—	—

Total obligations	$540,025	$10,982	$1,726	$421,707	$336	$146	$105,128

The above table does not include certain obligations incurred in the ordinary course of business, such as trade payables.

Back to Contents

The above table also does not include any amounts needed to acquire lots or land under option or cancelable purchase contracts because these arrangements are completed only at the Company’s discretion, subject only to loss of option or deposit amounts and costs capitalized to date. Therefore, these option and cancelable purchase contracts do not represent binding enforceable purchase obligations. As of June 30, 2006, the Company had contracted to purchase, or had under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $511,349,000 that are expected to yield approximately 8,241 lots.

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

Consolidation of Variable Interest Entities. In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). The FASB issued a revised FIN 46 (“FIN 46-R”) in December 2003 which modifies and clarifies various aspects of the original interpretations. Variable interest entities are entities controlled by another entity through means other than voting rights. FIN 46-R provides guidance on determining whether and how a business enterprise should consolidate a variable interest entity.

FIN 46-R requires significant use of judgment and estimates in determining its application. See Note 1 of Notes to Consolidated Financial Statements for additional discussion of FIN 46-R.

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

Back to Contents

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

Revenue Recognition. The Company primarily derives its total earned revenues from the sale of residential property. The Company recognizes residential revenue when title is conveyed to the homebuyer at the time of closing. The Company also sells developed and undeveloped land in bulk and under option agreements. Revenues from sales of land and other real estate are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied. During fiscal 2006, 2005 and 2004, all sales transactions met the criteria for, and were accounted for, utilizing the full accrual method.

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

Real estate is stated at the lower of cost or estimated fair value using the methodology described as follows. A write-down to estimated fair value is recorded when the Company determines that the net book value exceeds the estimated selling prices less cost to sell. These evaluations are made on a property-by-property basis. When the Company determines that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, an impairment write-down is recorded. Values from comparable property sales will also be considered. The evaluation of future cash flows and fair value of individual properties requires significant judgment and assumptions, including estimates of market value, development absorption, and remaining development costs. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded. See Note 4 of the Notes to the Consolidated Financial Statements for additional disclosure and discussion of impairment of real estate assets.

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

Stock Based Compensation. Effective July 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Issued to Employees.” The Company selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Effective July 1, 2005 the Company adopted SFAS No. 123-R “Share-Based Payment”, revised (“SFAS 123-R”) which eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). See Note 10 of Notes to Consolidated Financial Statements for additional disclosure and discussion of stock-based compensation.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). The FASB issued a revised FIN 46 (“FIN 46-R”) in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46-R, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE.

Back to Contents

Based on the provisions of FIN 46-R, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant deposit that is not unconditionally refundable, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created, the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46-R. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIEs inventory will be reported as “Inventory not owned – Variable Interest Entities.” See Note 4 of Notes to Consolidated Financial Statements for additional disclosure and discussion of VIEs.

In December 2004, the FASB revised SFAS No. 123 through the issuance of SFAS No. 123-R “Share-Based Payment”, revised (“SFAS 123-R”). SFAS 123-R was effective for the Company commencing July 1, 2005. SFAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair value based method in SFAS 123-R is similar to the fair-value-based method in SFAS No. 123 in most respects, subject to certain key differences. As the Company previously adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock awards granted, commencing on July 1, 2002, the impact of the modified prospective adoption of SFAS 123-R did not have a significant impact on the financial position or results of operations of the Company. See Note 10 of Notes to Consolidated Financial Statements for additional disclosure and discussion of stock-based compensation.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1). FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. The Company files a consolidated return on a calendar year. Accordingly, the Company began reflecting the special deduction with respect to its operations effective January 1, 2005. See Note 9 of Notes to Consolidated Financial Statements for additional disclosure and discussion of income taxes.

Back to Contents

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a more-likely than not recognition threshold as well as a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company’s principal market risk exposure continues to be interest rate risk. A majority of the Company’s debt is variable based on LIBOR, and, therefore, affected by changes in market interest rates. Based on current operations, an increase or decrease in interest rates of 100 basis points will result in a corresponding increase or decrease in cost of sales and interest charges incurred by the Company of approximately $4,200,000 in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered. The Company believes that reasonably possible near-term interest rate changes will not result in a material negative effect on future earnings, fair values or cash flows of the Company. Generally, the Company has been able to recover any increased costs of borrowing through increased selling prices; however, there is no assurance the Company will be able to continue to increase selling prices to cover the effects of any increase in near-term interest rates.

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

Back to Index

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Orleans Homebuilders Inc.:

We have completed integrated audits of Orleans Homebuilders, Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orleans Homebuilder Inc. and its subsidiaries (collectively, the “Company”) at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

Back to Index

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
September 8, 2006

Back to Index

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2006	June 30, 2005

Assets:
Cash and cash equivalents	$15,964	$62,576
Restricted cash—due from title company	25,304	28,785
Restricted cash—customer deposits	9,293	20,100
Real estate held for development and sale:
Residential properties completed or under construction	272,068	190,855
Land held for development or sale and improvements	544,574	398,290
Inventory not owned—Variable Interest Entities	117,073	88,252
Property and equipment, at cost, less accumulated depreciation	3,344	3,420
Deferred income taxes	—	2,802
Intangible assets	4,329	6
Goodwill	20,514	20,514
Receivables, deferred charges and other assets	21,178	18,532
Land deposits and costs of future developments	26,862	27,408

Total Assets	$1,060,503	$861,540

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$40,796	$47,689
Accrued expenses	73,490	65,253
Deferred taxes	697	—
Customer deposits	16,209	27,738
Obligations related to inventory not owned - Variable Interest Entities	103,636	79,585
Mortgage and other note obligations	422,608	399,030
Subordinated notes	105,000	—
Other notes payable	5,885	9,400

Total Liabilities	$768,321	$628,695

Commitments and contingencies (See note 12)	—	—
Redeemable common stock	240	889
Shareholders’ Equity:
Common stock, $.10 par, 23,000,000 shares authorized, 18,698,131 shares issued at June 30, 2006 and June 30, 2005	1,870	1,870
Capital in excess of par value—common stock	72,624	70,450
Retained earnings	221,967	160,407
Treasury stock, at cost (337,324 and 176,911 shares held at June 30, 2006 and June 30, 2005, respectively)	(4,519)	(771)

Total Shareholders’ Equity	291,942	231,956

Total Liabilities and Shareholders’ Equity	$1,060,503	$861,540

See accompanying notes, which are an integral part of the consolidated financial statements

Back to Index

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended June 30,

	2006	2005	2004

Earned revenues
Residential properties	$975,483	$911,004	$540,745
Land sales	2,034	474	787
Other income	9,676	7,752	5,726

Total earned revenues	987,193	919,230	547,258

Costs and expenses
Residential properties	761,270	727,006	416,967
Land sales	1,685	467	907
Other	6,660	4,971	3,962
Selling, general and administrative	114,162	95,701	62,364
Interest
Incurred	39,029	19,075	6,741
Less capitalized	(39,029)	(18,973)	(6,405)

Total costs and expenses	883,777	828,247	484,536

Income from operations before income taxes	103,416	90,983	62,722
Income tax expense	40,375	35,399	24,643

Net income	63,041	55,584	38,079
Preferred dividends	—	—	104

Net income available for common shareholders	$63,041	$55,584	$37,975

Basic earnings per share	$3.41	$3.09	$2.57

Diluted earnings per share	$3.35	$2.96	$2.20

Common stock dividends declared per share	$0.08	$0.04	$—

Basic weighted average shares outstanding	18,483	17,978	14,784

Diluted weighted average shares outstanding	18,824	18,809	17,336

See accompanying notes, which are an integral part of the consolidated financial statements

Back to Index

Orleans Homebuilders, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(in thousands, except share data)

	Preferred Stock		Common Stock		Capital in Excess of Par Value - Common Stock	Retained Earnings	Treasury Stock

	Shares Issued and Outstanding	Amount	Shares Issued and Outstanding	Par Amount
							Shares Held	Amount	Total

Balance at June 30, 2003	100,000	$3,000	13,364,797	$1,337	$18,659	$67,589	727,232	$(1,046)	$89,539

Redeemable common stock sold					171				171
Preferred stock converted to common stock	(100,000)	(3,000)	2,000,000	200	2,800				—
Shares issued upon conversion of a portion of convertible subordinated 7% note			666,666	66	934				1,000
Fair market value of stock options issued					146				146
Issuance of common shares			2,000,000	200	45,845				46,045
Stock options, net					70		(45,902)	(120)	(50)
Shares issued in connection with the acquisition of PLC					(107)		(75,000)	107	—
Treasury stock sold, redeemable at $8 per share					36		(30,000)	43	79
Net income						38,079			38,079
Preferred dividends						(104)			(104)

Balance at June 30, 2004	—	—	18,031,463	1,803	68,554	105,564	576,330	(1,016)	174,905
Shares issued upon conversion of a portion of convertible subordinated 7% note			666,668	67	933				1,000
Fair market value of stock options issued					278				278
Redeemable common stock sold					179				179
Stock options, net					71		(202,842)	236	307
Tax benefit of stock option exercises					479				479
Treasury stock purchase							20,201	(373)	(373)
Shares issued in connection with the acquisition of PLC					(132)		(75,000)	132	—
Shares awarded under Stock Award Plan					88		(141,778)	250	338
Dividends paid on common stock						(370)			(370)
Dividends declared on common stock						(371)			(371)
Net income						55,584			55,584

Balance at June 30, 2005	—	—	18,698,131	1,870	70,450	160,407	176,911	(771)	231,956
Fair market value of stock options issued					195				195
Redeemable common stock sold/expired					649				649
Stock options, net					(115)		(40,000)	174	59
Tax benefit of stock option exercises					955				955
Treasury stock purchase							214,539	(3,984)	(3,984)
Shares awarded under Stock Award Plan					490		(14,126)	62	552
Dividends paid on common stock						(1,114)			(1,114)
Dividends declared on common stock						(367)			(367)
Net income						63,041			63,041

Balance at June 30, 2006	—	$—	18,698,131	$1,870	$72,624	$221,967	337,324	$(4,519)	$291,942

See accompanying notes, which are an integral part of the consolidated financial statements

Back to Index

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended June 30,

	2006	2005	2004

Cash flows from operating activities:
Net income	$63,041	$55,584	$38,079
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,281	1,520	673
Amortization of note discount	68	136	—
Deferred taxes	3,499	(349)	(2,220)
Stock based compensation expense	594	384	146
Changes in operating assets and liabilities net of effects from acquisitions:
Restricted cash—due from title company	3,481	(28,785)	—
Restricted cash—customer deposits	10,807	1,968	(2,730)
Real estate held for development and sale	(227,497)	(150,647)	(74,225)
Receivables, deferred charges and other assets	(2,646)	(7,661)	1,133
Land deposits and costs of future developments	(4,224)	(3,638)	(7,345)
Accounts payable and other liabilities	(3,112)	19,966	15,383
Customer deposits	(11,529)	(3,448)	3,161

Net cash used in operating activities	(166,237)	(114,970)	(27,945)

Cash flows from investing activities:
Purchases of property and equipment	(1,199)	(1,175)	(2,366)
Acquisitions, net of cash acquired	—	(57,079)	(5,391)

Net cash used in investing activities	(1,199)	(58,254)	(7,757)

Cash flows from financing activities:
Borrowings from loans secured by real estate assets	210,962	647,585	364,272
Repayments of loans secured by real estate assets	(187,384)	(448,046)	(353,020)
Borrowings from unsecured credit line	—	135,948	—
Repayments of unsecured credit line	—	(135,948)	—
Borrowings from subordinated notes	105,000	—	—
Borrowings from other note obligations	—	5,179	2,962
Repayment of other note obligations	(3,583)	(2,193)	(642)
Proceeds from the issuance of common stock	—	—	46,045
Sale (purchase) of treasury stock	(3,984)	(373)	240
Proceeds from stock award plan	284	268	—
Excess tax benefit from exercise of stock options	955	479	—
Proceeds from stock options exercised	59	309	28
Common stock dividend paid	(1,485)	(370)	—
Preferred stock dividend paid	—	—	(104)

Net cash provided by financing activities	120,824	202,838	59,781

Net (decrease) increase in cash and cash equivalents	$(46,612)	$29,614	$24,079
Cash and cash equivalents at beginning of period	62,576	32,962	8,883

Cash and cash equivalents at end of period	$15,964	$62,576	$32,962

Supplemental disclosure of cash flow activities:
Interest paid, net of amounts capitalized	$—	$102	$336

Income taxes paid	$47,229	$32,238	$23,203

See accompanying notes, which are an integral part of the consolidated financial statements

Back to Index

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

During the fiscal year ended June 30, 2006, Orleans Homebuilders, Inc. and its subsidiaries (the “Company” or “OHB”) engaged in residential real estate development in Southeastern Pennsylvania; central New Jersey; southern New Jersey; Orange County, New York; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Orlando, Palm Coast, and Palm Bay, Florida; Chicago, Illinois and Phoenix, Arizona. A summary of the significant accounting principles and practices used in the preparation of the consolidated financial statements is as follows:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes, Inc. (“Masterpiece Homes”). On July 28, 2004, the Company acquired all of the issued and outstanding limited partnership interests of Realen Homes, L.P. (“Realen Homes”). Unless otherwise indicated, the term the “Company” includes the accounts of Masterpiece Homes and Realen Homes. Masterpiece is engaged in residential real estate development in central Florida while Realen Homes was engaged in residential real estate development in Southeastern Pennsylvania and Chicago. The Consolidated Statements of Operations and the Consolidated Statements of Cash Flows include the accounts of Masterpiece Homes from the July 28, 2003 acquisition date. The Consolidated Statements of Operations and the Consolidated Statements of Cash Flows include the accounts of Realen Homes from the July 28, 2004 acquisition. In addition, certain joint ventures and business arrangements are consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R “Consolidation of Variable Interest Entities (revised December 2003), an Interpretation of ARB No. 51” (“FIN 46-R”). See recent accounting pronouncements section of this Note 1 and Note 4 for additional discussion of FIN 46-R. All material intercompany transactions and accounts have been eliminated.

Certain prior year amounts have been reclassified to conform with fiscal year 2006 presentation.

Earned revenues from real estate transactions

The Company recognizes revenues from sales of residential properties at the time of closing. The Company also sells developed and undeveloped land in bulk and under option agreements. Revenues from sales of land and other real estate are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied. During the three years ended June 30, 2006, 2005, and 2004, all sales transactions met the criteria for and were accounted for utilizing the full accrual method.

Back to Index

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

Interest costs included in costs and expenses of residential properties and land sold for fiscal years 2006, 2005 and 2004 were $15,160,000, $13,210,000, and $7,597,000, respectively.

Goodwill and intangible assets

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

Back to Index

Intangible assets that have finite useful lives will be amortized over their useful lives. SFAS No. 142 requires an annual assessment of goodwill and non-amortizable intangible assets to determine potential impairment of such asset. The initial assessment was completed upon adoption and periodically through June 30, 2006 and it has been determined that no impairment charge was required.

Advertising costs

The total amount of advertising costs charged to selling, general and administrative expense was $10,797,000, $9,058,000 and $6,110,000 for fiscal years 2006, 2005, and 2004, respectively. The Company’s advertising costs are expensed as incurred.

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

Leases

The Company’s leasing arrangements as lessee include the leasing of certain office space and equipment. These leases have been classified as operating leases. Rent expense was approximately $1,981,000, $1,575,000 and $791,000 for the three years ended June 30, 2006, 2005 and 2004, respectively. The Company has the following operating lease commitments:

Payments due during fiscal year ended June 30,
						Payments due thereafter
Total	2007	2008	2009	2010	2011

(in thousands)
$4,432	$1,581	$1,371	$945	$261	$146	$128

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123 through the issuance of SFAS No. 123-R “Share-Based Payment”, revised (“SFAS 123-R”).  SFAS 123-R was effective for the Company commencing July 1, 2005.  SFAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  The fair value based method in SFAS 123-R is similar to the fair-value-based method in SFAS No. 123 in most respects, subject to certain key differences.  As the Company previously adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock awards granted, commencing on July 1, 2002 as provided under SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, the impact of the modified prospective adoption of SFAS 123-R did not have a significant impact on the financial position or results of operations of the Company. See Note 10 for additional disclosure and discussion of stock-based compensation.

Back to Index

Income taxes

The Company and its subsidiaries file a consolidated federal income tax return. See Note 9 for an additional discussion of income tax matters.

Earnings per share

Basic earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding. Basic shares outstanding for the years ended June 30, 2005 and 2004 include the pro rata portion of unconditional shares issued as part of the purchase price of the PLC acquisition. Diluted earnings per share include additional common shares that would have been outstanding if the dilutive potential common shares had been issued. See Note 11 for additional disclosure and discussion of earnings per share.

Disclosures about fair value of financial instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the Company to disclose the estimated fair market value of its financial instruments. The Company believes that the carrying value of its financial instruments (primarily mortgage notes payable) approximates fair market value and that any differences are not significant. This assessment is based on a majority of the Company’s debt obligations, as discussed in Note 6, being based on the LIBOR rate of interest, which is a variable market rate.

Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the manner in which public enterprises report segment information about operating segments. The Company has determined that its operations primarily involve five reportable homebuilding segments operating in fourteen markets. See Note 14 for additional disclosure and discussion of segment reporting.

Consolidated statements of cash flows

For purposes of reporting cash flows, short-term investments with original maturities of ninety days or less are considered cash equivalents.

Back to Index

Non-cash activity

During each of fiscal 2005 and 2004, the Company converted $1,000,000 of its Convertible Subordinated 7% Notes, issued to Jeffrey P. Orleans, Chairman and CEO of the Company, into Orleans Homebuilders, Inc. common stock at $1.50 per share. The Convertible Subordinated 7% Note was included in the Notes payable - related parties category of the balance sheet. With notice given prior to the principal payment due dates, Mr. Orleans converted each of the annual installments into shares of the Company's common stock. As of June 30, 2005, the entire balance of the Convertible Subordinated 7% Note had been converted.

In April 2005, Michael T. Vesey, President and Chief Operating Officer of the Company, surrendered 7,158 shares of Company’s common stock, with a fair market value of $18.51 per share, in exchange for the exercise of stock options totaling 70,000 shares of common stock. The fair market value of the stock surrendered was determined by the closing market price for the stock on the American Stock Exchange at the date of exercise.

Non-cash assets acquired and liabilities assumed as a result of the Realen Homes acquisition were approximately $158,964,000 and $101,885,000, respectively.

Non-cash assets acquired and liabilities assumed as a result of the Masterpiece Homes acquisition were approximately $17,269,000 and $15,119,000, respectively.

The Company had an intangible asset of $4,329,000 at June 30, 2006 that was recognized in connection with the adoption of a supplemental executive retirement plan. See Note 10 for additional discussion and disclosure of the Company’s supplemental executive retirement plan.

Back to Index

Supplemental Cash Flow Disclosure

On July 28, 2004, the Company acquired Realen Homes. The following is a summary of the effects of this transaction on the Company’s consolidated financial position:

July 28, 2004

(in thousands)
Assets acquired:
Cash	$(3,174)
Restricted cash – customer deposits	(4,273)
Real estate held for development and sale	(136,832)
Property and equipment, at cost, less accumulated depreciation	(166)
Intangible assets, net of amortization	(13,827)
Receivables, deferred charges and other assets	(1,788)
Land deposits and costs of future development	(2,078)

Total assets acquired	(162,138)

Liabilities assumed:
Accounts payable	10,771
Accrued expenses	8,529
Customer deposits	8,566
Mortgage and other note obligations primarily secured by real estate held for development and sale	70,282
Other notes payable	3,737

Total liabilities assumed	101,885

Cash paid	(53,348)
Note payable	(5,000)
Warranty holdback	(1,500)
Professional fees paid	(405)
Less cash acquired	3,174

Net cash outflow for Realen Homes acquisition	$(57,079)

Comprehensive income

The FASB issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”) which requires the reporting of certain items reported as changes in the shareholders‘ equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The primary components of comprehensive income are net income, foreign currency translations, minimum pension liability adjustments, the change in value of certain investments in marketable securities classified as available-for-sale, and the mark-to-market on the effective portion of hedge instruments. Since the Company had no such material items, comprehensive income and net income are the same for fiscal 2006, 2005 and 2004.

Back to Index

Management‘s estimates and assumptions

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

Recent accounting pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). The FASB issued a revised FIN 46 (“FIN 46-R”) in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46-R, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE.

Based on the provisions of FIN 46-R, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant deposit that is not unconditionally refundable, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created, the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46-R. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIEs inventory will be reported as “Inventory not owned – Variable Interest Entities.” See Note 4 for additional disclosure and discussion of VIEs

In December 2004, the FASB revised SFAS No. 123 through the issuance of SFAS No. 123-R “Share Based Payment”, revised (“SFAS 123-R”). SFAS 123-R was effective for the Company commencing July 1, 2005. SFAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair value based method in SFAS 123-R is similar to the fair-value-based method in SFAS No. 123 in most respects, subject to certain key differences. As the Company previously adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock awards granted, commencing on July 1, 2002, the impact of the modified prospective adoption of SFAS 123-R did not have a significant impact on the financial position or results of operations of the Company. See Note 10 for additional disclosure and discussion of stock-based compensation.

Back to Index

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP FAS 109-1). FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. The Company files a consolidated return on a calendar year. Accordingly, the Company began reflecting the special deduction with respect to its operations effective January 1, 2005. See Note 9 for additional disclosure and discussion of income taxes.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a more-likely than not recognition threshold as well as a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48.

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

Back to Index

The Company paid $29,300,000 in cash, to acquire the Assets. The Company also assumed certain liabilities of Peachtree Residential Properties, less $200,000 to be retained by the Company and applied towards the administration of certain home warranty claims.

Realen Homes Acquisition

On July 28, 2004, pursuant to a Purchase Agreement of the same date, the Company completed its acquisition of all of the issued and outstanding partnership interests in Realen Homes, L.P., a Pennsylvania limited partnership (“Realen Homes”), from Realen General Partner, LLC, a Pennsylvania limited liability company, and DB Homes Venture L.P., a Pennsylvania limited partnership. The Company acquired the limited partner’s interest in Realen Homes and a subsidiary of the Company, RHGP LLC, acquired the general partner‘s interest and serves as the general partner of Realen Homes.

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

The Company evaluated the $5,000,000 3% note in accordance with APB Opinion No. 21 “Interest on Receivables and Payables” (“APB 21”), and determined that it was a below market rate note. In accordance with APB 21, the Company estimated, based on current market conditions that the Company would likely have been able to obtain similar fixed-rate financing from a third party at approximately 150 basis points higher than the note actually obtained. The Company imputed interest on the note at 4.5% and reduced the carrying value of the note from $5,000,000 to $4,863,000. The discount of $137,000 will be recorded as interest expense over the life of the note.

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

Back to Index

The Company accounted for the acquisition as a purchase in accordance with SFAS No. 141, “Business Combinations.” $13,327,000 of the purchase price was allocated to goodwill, which is tax deductible and is defined as the fair value of assets and liabilities acquired in excess of the purchase price and $500,000 of the purchase price to intangible assets. The intangible assets represent the intangible value of the backlog acquired from Realen Homes. The intangible value of the backlog was amortized into cost of sales as the acquired backlog was delivered. The Company amortized the remaining $6,000 of the intangible value of the backlog acquired from Realen Homes during the year ended June 30, 2006.

If the Realen Homes acquisition occurred as of the beginning of the annual periods presented below the pro forma information for the Company would have been as follows:

	June 30,

	2005	2004

	(in thousands, except per are amounts)
Earned revenues	$924,656	$675,219
Income from operations before income taxes	90,329	65,070
Net income	54,649	39,505
Earnings per share:
Basic	$3.04	$2.67
Diluted	$2.91	$2.28

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

Back to Index

The Company accounted for these transactions in accordance with SFAS No. 141, “Business Combinations”, whereby approximately $5,700,000 was considered to be part of the purchase price of the business and the remainder part of employee compensation. That portion related to employee compensation will be charged to expense over the period to which it relates. With respect to the amounts allocated to the purchase, such amounts were allocated to the fair value of assets and liabilities acquired with the excess of approximately $3,007,000 allocated to goodwill, which is tax deductible.

From July 28, 2003 through June 30, 2006, the Company recorded $322,000 in pretax compensation expense associated with the stock options granted pursuant to the employment agreement with the president of Masterpiece Homes, recognized $4,307,000 in contingent payments representing 25% of the pre-tax profits of Masterpiece Homes, and paid the Contingent Stock Payment of $2,130,000 on January 1, 2005 as required under the terms of the acquisition agreement.

If the Masterpiece Homes acquisition occurred as of the beginning of the annual periods presented below the pro forma information for the Company would have been as follows:

For the Year Ended
June 30, 2004

(in thousands, except per share amounts)
Earned revenues	$543,335
Income from operations before income taxes	62,646
Net income	38,026
Earnings per share:
Basic	$2.57
Diluted	$2.20

Parker & Lancaster Acquisition

On October 13, 2000, the Company acquired all of the issued and outstanding shares of Parker & Lancaster Corporation (“PLC”). At June 30, 2006 and 2005, the Company had $4,180,000 of goodwill included in the balance sheet as a result of the acquisition. In connection with the acquisition, the Company issued 300,000 shares of common stock of the Company to the former shareholders of Parker and Lancaster Corporation. The former shareholders of Parker and Lancaster Corporation had the right to cause the Company to repurchase the common stock approximately five years after the closing of the acquisition at a price of $3.33 per share. The redemption feature of these shares expired during the quarter ended December 31, 2005. See Note 7 for further discussion.

Back to Index

Note 3. Certain Transactions with Related Parties

Mr. Goldman and Mr. Orleans each own a 31% equity interest in a limited partnership that has a consulting agreement with a third party real estate title insurance company (the “Title Company”). The Company purchases real estate title insurance and related closing services from the Title Company for various parcels of land acquired by the Company. The Company paid the Title Company approximately $134,000, $800,000 and $178,000 for the fiscal years 2006, 2005 and 2004, respectively. These costs are considered to approximate fair value for services provided. In addition, the Company‘s homebuyers may elect to utilize the Title Company for the purchase of real estate title insurance and real estate closing services but, the homebuyers are under no obligation to do so.

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

The Company places a majority of its corporate insurance through A.P. Orleans Insurance Agency, Inc., of which Mr. Orleans is the sole stockholder. The Company also uses A.P. Orleans Insurance Agency, Inc. to purchase surety bonds that the Company is required to maintain with various municipalities as part of its ongoing operations as a developer on specific projects in those municipalities. The Company paid premiums and fees associated with insurance policies and surety bonds provided by the entity controlled by Mr. Orleans of approximately $2,109,000, $3,207,000, and $2,961,000 during fiscal years 2006, 2005, and 2004, respectively. These costs are considered to approximate fair value for services provided.

The Company leases office space and obtains real estate title insurance for various parcels of land acquired by the Company from companies controlled by Mr. Russell Parker, the president of the Company’s subsidiary, PLC. The annual rental for the office space leased from an entity partially owned by Mr. Parker is approximately $126,000 and is considered to approximate a fair market value rental. The Company paid real estate title insurance premiums to an entity formerly controlled by Mr. Parker, of approximately $173,000, $56,000, and $96,000 for fiscal years 2006, 2005 and 2004, respectively. These costs are considered to approximate fair value for services provided. In December 2005, the Company purchased a majority interest in this real estate title insurance company.

Back to Index

Real estate title insurance paid by the Company is capitalized as a cost of acquiring the specific parcel in accordance with the Company’s real estate capitalization and cost allocation policies and is subsequently expensed as part of cost of sales upon consummation of sales to the third party homebuyers. See Note 1 for a discussion of these policies.

See Note 8 to for a discussion of other related party financing transactions.

Note 4. Real Estate Held for Development and Sale

A summary of real estate held for development and sale is as follows:

	As of June 30,

	2006	2005

Condominiums and townhomes	$43,342	$43,528
Single-family homes	228,726	147,327
Land held for development or sale and improvements	544,574	398,290
Inventory not owned	117,073	88,252

Total real estate held for development and sale	$933,715	$677,397

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). The FASB issued a revised FIN 46 (“FIN 46-R) in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity (“VIE”) is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46-R, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE.

Back to Index

Based on the provisions of FIN 46-R, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant deposit that is not unconditionally refundable, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created, the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46-R. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIEs inventory will be reported as “Inventory not owned – Variable Interest Entities.”

At June 30, 2006, the Company consolidated twenty VIEs as a result of its options to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these twenty VIEs totaling $11,531,000 and incurred additional pre-acquisition costs totaling $3,156,000. The Company’s deposits and any costs incurred prior to acquisition of the land or lots represent the Company’s maximum exposure to loss. The fair value of the VIEs inventory is reported as “Inventory not owned – Variable Interest Entities.” The Company recorded $117,073,000 in Inventory Not Owned – Variable Interest Entities as of June 30, 2006. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $103,636,000 at June 30, 2006, was reported on the balance sheet as “Obligations related to inventory not owned – Variable Interest Entities.” Creditors, if any, of these VIEs have no recourse against the Company.

The Company will continue to secure land and lots using options. Including the deposits and other costs capitalized in connection with the VIEs discussed in the prior paragraph, the Company had total costs incurred to acquire land and lots at June 30, 2006 of approximately $40,310,000, including $22,965,000 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $511,349,000. The maximum exposure to loss is limited to the deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

Sold and Unsold Residential Properties

Sales status of residential properties completed or under construction is as follows:

	Balance at June 30,

	2006	2005

	(in thousands)
Under contract for sale	$124,073	$128,137
Unsold	147,995	62,718

Total residential properties completed or under construction	$272,068	$190,855

Back to Index

Impairment

The Company recognized long-lived asset impairment losses totaling $1,877,000 for the year ended June 30, 2006. The Company’s northern region recognized a $600,000 impairment loss relating to one undeveloped land parcel obtained in connection with the Realen Homes acquisition and the Company’s Florida region recognized a $1,277,000 impairment loss relating to several improved building lots in the Palm Coast market of the Florida region. The long-lived asset impairment losses were the amounts by which the book value of the undeveloped land parcel and the improved building lots described above exceeded the fair value of the assets. The fair value of the assets was the estimated sales price less the estimated selling to costs to dispose of the assets. The long-lived asset impairment losses were included in the cost of residential properties on the Consolidated Statements of Operations. The Company did not have any long-lived asset impairment losses during the years ended June 30, 2005 and June 30, 2004.

Note 5. Property and Equipment

Property and equipment consists of the following:

	Balance at June 30,

	2006	2005

	(in thousands)
Property and equipment	$7,639	$6,681
Less: accumulated depreciation	(4,295)	(3,261)

Total property and equipment	$3,344	$3,420

Depreciation expense, included in Other Costs and Expenses on the Company’s Consolidated Statements of Operations, was $1,275,000, $1,026,000 and $673,000 during fiscal 2006, 2005 and 2004, respectively.

Note 6. Debt Obligations

The following table summarizes the components of the Company’s outstanding Debt Obligations:

	Final Maturity Date Fiscal Year	Annual Effective Interest Rate	Outstanding Balance at June 30,

			2006	2005

			(in thousands)
Revolving credit facility, mortgage and other notes payable	2009	variable	$422,608	$399,030

Subordinated notes – September 2005	2036	8.52%	30,000	—
Subordinated notes – November 2005	2036	8.61%	75,000	—

Subtotal subordinated notes			$105,000	$—

Promissory note (Realen acquisition)	2007	4.5%	4,994	4,926
Property and Equipment	2007 - 2009	7% - 9%	891	976
Subordinated notes payable	2006	4.5%	—	3,498

Subtotal other notes payable			$5,885	$9,400

Back to Index

The maximum balance outstanding under the Revolving Credit Facility, Unsecured Bridge Loan, Subordinated notes, construction and inventory loan agreements at any month end during fiscal 2006, 2005 and 2004 was $623,606,000, $451,302,000 and $176,768,000, respectively. The average month end balances of those obligations during fiscal 2006, 2005 and 2004 was approximately $523,612,000, $365,509,000 and $145,939,000, respectively, bearing interest at an approximate average annual rate of 6.85%, 4.90% and 3.71%, respectively.

Revolving Credit Facility

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc. as guarantor, entered into a Revolving Credit and Loan Agreement (the “Revolving Credit Agreement”) for a $500,000,000 Senior Secured Revolving Credit and Letter of Credit Facility with various banks as lenders (as amended and restated, the “Revolving Credit Facility”). The revolving credit facility was amended on January 24, 2006 via the Amended and Restated Revolving Credit and Loan Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement increased the borrowing limit from $500,000,000 to $650,000,000, which may be increased to $750,000,000 under certain circumstances. In connection with the Amended Credit Agreement, Orleans Homebuilders, Inc. entered into an amended Guaranty agreement.

Under and subject to the terms of the Revolving Credit Facility, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for investment in joint ventures, for working capital and for such other appropriate purposes as may be approved by the lenders. Capitalized terms used below and not otherwise defined have the meanings set forth in the Amended and Restated Credit Agreement.

The Revolving Credit Facility has an initial three year term which expires on December 20, 2008 and borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to LIBOR Market Index Rate plus a non-default variable spread ranging from 165 basis points to 225 basis points, depending upon the Company’s leverage ratio. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. At June 30, 2006, the interest rate was 7.58% which includes the 225 basis point spread.

The total amount of loans and advances outstanding at any time under the Revolving Credit Facility may not exceed the lesser of the then-current borrowing base availability or the revolving sublimit as defined in the Revolving Credit Facility. The revolving sublimit is $650,000,000, but under certain circumstances may be increased to up to $750,000,000. The borrowing base availability is based on the lesser of the appraised value or cost of real estate owned by the Company that has been admitted to the borrowing base. Various conditions must be satisfied in order for real estate to be admitted to the borrowing base, including that a mortgage in favor of lenders has been delivered to the agent for lenders and that all governmental approvals necessary to begin development of for-sale residential housing, other than building permits and certain other permits borrower in good faith believes will be issued within 120 days, have been obtained. Depending on the stage of development of the real estate, the loan to value or loan to cost advance rate ranges from 50% to 95% of the appraised value or cost of the real estate.

Back to Index

As security for all obligations of borrowers to lenders under the Revolving Credit Facility, lenders have a first priority mortgage lien on all real estate admitted to the borrowing base. In addition, Orleans Homebuilders, Inc. has guaranteed the obligations of the borrowers to lenders pursuant to an amended Guaranty executed by Orleans Homebuilders, Inc. on January 26, 2006. Under the Guaranty, Orleans Homebuilders, Inc. has granted lenders a security interest in any balance or assets in any deposit or other account Orleans Homebuilders, Inc. has with any lender.

The Company is required to maintain certain financial ratios and customary covenants as set forth in the Amended and Restated Credit Agreement including: minimum debt and leverage ratios; minimum levels of consolidated adjusted tangible net worth; minimum values of land in certain stages of development and maximum limits on the number of units which are not subject to a bona-fide agreement of sale that may be in the Company’s inventory or the inventory of any borrower or any subsidiary of the Company. At June 30, 2006, the Company was in compliance with the financial and other covenants of the Revolving Credit Facility.

In December 2004, the Company used approximately $388,000,000 of funds available under the Revolving Credit Facility to repay substantially all of the loans of the Company and its wholly owned subsidiaries from other banks and financial institutions and to acquire the real estate assets of Peachtree Residential Properties in Charlotte, North Carolina. Prior to the Revolving Credit Facility, the Company had mortgage obligations with various lending institutions that were repaid at a predetermined percentage (approximately 85% on average) of the selling price of a unit when a sale was completed. The repayment percentage varied from community to community and over time within the same community.

At June 30, 2006, there was $419,950,000 outstanding under the Revolving Credit Facility. In addition, as of June 30, 2006, approximately $46,401,000 of letters of credit and other assurances of the availability of funds had been provided under the Revolving Credit Facility.

Back to Index

At June 30, 2006, the Company had $183,649,000 of borrowing capacity under its Revolving Credit Facility, of which approximately $55,427,000 was available to be drawn based upon the Company’s borrowing base. A majority of the Company’s debt is variable rate, based on the 30-day LIBOR rate, and therefore, the Company is exposed to market risk in connection with interest rate changes. At June 30, 2006, the 30-day LIBOR rate of interest was 5.33%.

Subordinated Notes

On November 23, 2005, the Company issued $75,000,000 of trust preferred securities which mature on January 30, 2036 and are callable, in whole or in part, at par plus accrued interest on or after January 30, 2011. For the first ten years, the securities have a fixed interest rate of 8.61% per annum. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 360 basis points per annum, resetting quarterly. In the event the Company fails to meet certain financial covenants, the applicable rate of interest will be increased by 300 basis points until such time as the Company is in compliance with the financial covenants, then the interest rate will return to its original amount. It is an event of default if the increased interest rate is in effect for four consecutive quarters. The transaction is treated as debt for financial statement purposes. The Company used proceeds from the sale of these securities to repay outstanding obligations under the Revolving Credit Facility discussed above. The obligations relating to the trust preferred securities are subordinated to the Revolving Credit Facility.

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

Other Secured Borrowings

On July 28, 2004 the Company entered into an Unsecured Bridge Loan Agreement with a maximum borrowing amount of $120,000,000. Proceeds from the Unsecured Bridge Loan were used to finance the acquisition of Realen Homes, refinance certain outstanding indebtedness of Realen Homes and provide the Company with short-term liquidity for land purchases and residential development and construction site improvements. The Unsecured Bridge Loan had a maturity date of November 30, 2004. On November 17, 2004, the Unsecured Bridge Loan was increased to $140,000,000 and the maturity date was extended to December 31, 2004. On December 22, 2004, the Unsecured Bridge Loan was replaced with part of the proceeds of the Revolving Credit Facility mentioned above. Interest on the Unsecured Bridge Loan was payable monthly at 30-day LIBOR plus 225 basis points on the portion of the outstanding principal balance that did not exceed $60,000,000 and 30-day LIBOR plus 250 basis points on the portion of the outstanding principal balance that exceeded $60,000,000. The average outstanding debt and interest rate under the Unsecured Bridge Loan during the Company’s term was approximately $95,000,000 and 4.20%, respectively.

Back to Index

As part of the acquisition of Realen Homes, the Company assumed a $70,000,000 secured credit facility. On December 22, 2004, the $70,000,000 secured credit facility was replaced with part of the proceeds of the Revolving Credit Facility mentioned above. Interest on the secured credit facility was payable monthly at a rate based upon the agent lender’s prime rate. The Company had an option to convert all or a portion of the outstanding secured credit facility to a fixed rate facility at 30-day LIBOR plus 187.5 basis points to 250 basis points per annum in accordance with the lender’s pricing formula. The average outstanding debt and interest rate under the secured credit facility during the Company’s term was $70,000,000 and 4.25%, respectively.

Other Notes Payable

The Other Notes Payable of $5,885,000 as of June 30, 2006 is primarily comprised of a promissory note of the Company issued to the former owners of Realen Homes, in connection with the acquisition, and a note executed in December of 2003 by the Company to finance the purchase of a 6.25% ownership interest in a corporate jet. The promissory note of the Company issued to the former owners of Realen Homes in connection with the acquisition is a $5,000,000 note with interest at 3% payable on July 28, 2006. The Company evaluated the note in accordance with APB No. 21, “Interest on Receivables and Payables” (“APB 21”), and determined that it was a below market rate note. In accordance with APB 21, the Company estimated, based on current market conditions that the Company would likely have been able to obtain similar fixed-rate financing from a third party at approximately 150 basis points higher than the note actually obtained. The note executed to finance the purchase of an interest in a corporate jet is payable monthly with an interest rate of LIBOR plus 360 basis points and a term of five years with a balloon payment of $686,000 due in December 2008. The balance outstanding on this note at June 30, 2006 and 2005 is $862,000 and $937,000, respectively. The remaining balance included in Other Notes Payable at June 30, 2006 and 2005 is primarily comprised of market rate notes to finance the purchase of vehicles used in the operations of the Company.

At June 30, 2005 the Company had an outstanding subordinated note balance of $3,498,000. The subordinated note was assumed in connection with the acquisition of Realen Homes and was payable to the former owners of Realen Homes. The subordinated note was payable on a quarterly basis beginning October 1, 2004 at $162,500 per quarter with the final outstanding principle balance of $3,250,000 due October 1, 2005. The Company repaid the outstanding balance of the note on October 1, 2005.

Back to Index

The following table summarizes the Company’s outstanding debt obligations as of June 30, 2006 and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods. For mortgage and other note obligations, payments due by period are shown based on the expiration date of the loan while the Revolving Credit Facility is secured by the assets of the Company and matures on December 20, 2008.

Schedule of Debt Maturities

	Total	2007	2008	2009	2010	2011	Due thereafter

	(in thousands)
Mortgage and other note obligations	$422,608	$2,658	$—	$419,950	$—	$—	$—
Subordinated notes	105,000	—	—	—	—	—	105,000
Other notes payable	5,885	5,083	90	712	—	—	—

Total	$533,493	$7,741	$90	$420,662	$—	$—	$105,000

Note 7. Redeemable Common Stock

In connection with the Company’s acquisition of Parker and Lancaster Corporation on October 13, 2000, the Company issued 300,000 shares of common stock of the Company to the former shareholders of Parker and Lancaster Corporation. The former shareholders of Parker and Lancaster Corporation had the right to cause the Company to repurchase the common stock approximately five years after the closing of the acquisition at a price of $3.33 per share. The redemption feature of these shares expired during the quarter ended December 31, 2005. Prior to the expiration of the redemption feature, the former shareholders of PLC sold 110,708 of these shares of the Company’s Common Stock.

In connection with the Company’s acquisition of Masterpiece Homes on July 28, 2003 (see Note 2), the Company sold 30,000 shares of common stock of the Company to the president of Masterpiece Homes at $8 per share. The president of Masterpiece Homes has the right to cause the Company to repurchase these shares of common stock at $8 per share by giving notice to the Company no later than the earlier of December 31, 2006 or 30 days after termination of his employment, as specified in his employment agreement. As of June 30, 2006, the President of Masterpiece Homes had not sold any of these shares.

Note 8. Preferred Stock

On October 20, 1998, the Company issued 100,000 shares of Series D Preferred Stock to Jeffrey P. Orleans in exchange for an aggregate amount of $3,000,000 in Company notes formerly held by Mr. Orleans. The Series D Preferred Stock was issued from an aggregate of 500,000 shares of Preferred Stock authorized. The Series D Preferred Stock had a liquidation value of $3,000,000, or $30.00 per share, and required annual dividends of 7% of the liquidation value. The dividends were cumulative and were payable quarterly on the first day of March, June, September and December. The Series D Preferred Stock was redeemable by the Company at any time after December 31, 2003, in whole or in part, at a cash redemption price equal to the liquidation value plus all accrued and unpaid dividends on such shares to the date of redemption.

Back to Index

On December 29, 2003 and in accordance with the conversion features of the Company’s Series D Preferred Stock, liquidation value of $3,000,000, held by Mr. Orleans, the Series D Preferred Stock was converted, at $1.50 per share, into 2,000,000 shares of the Company’s common stock. At June 30, 2006 there were no shares of the Company’s Series D Preferred Stock outstanding.

Note 9. Income Taxes

The provision for income taxes is summarized as follows:

	For the Year Ended June 30,

	2006	2005	2004

	(in thousands)
Current	$36,876	$35,748	$26,863
Deferred	3,499	(349)	(2,220)

Total provision for income taxes	$40,375	$35,399	$24,643

The differences between taxes computed at federal income tax rates and amounts provided for continuing operations are as follows:

	For the Year Ended June 30,

	2006	2005	2004

	(in thousands)
Amount computed at statutory rate	$36,196	$31,844	$21,953
State income taxes, net of federal tax benefit	4,932	4,256	2,780
Qualified production activities income deduction	(1,096)	(320)	—
Other, net	343	(381)	(90)

Total provision for income taxes	$40,375	$35,399	$24,643

The American Jobs Creation Act of 2004 provided for a special deduction for Qualified Production Activities, which is applicable to the Company’s homebuilding operations. The statue provides for a special additional deduction on qualified expenditures subject to certain limitations. The deduction phases in over a period of time with the allowable percentage of 3.0% in tax years 2005 and 2006, 6.0% in tax years ended 2007-2009 and 9.0% thereafter.  Pursuant to FSP FAS 109-1, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed. As discussed in Note 1, the Company files a consolidated tax return on a calendar year basis and, accordingly, began applying the special deduction effective January 1, 2005. Its impact was to lower the effective tax provision in the periods in which the deduction was claimed and that this benefit will increase as the deduction is phased in under the statute.

Back to Index

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The principal components of the Company’s net deferred tax liability of $697,000 at June 30, 2006 and the Company’s net deferred tax asset of $2,802,000 at June 30, 2005, are temporary differences arising from the deferral of deductions for accrued compensation until paid, generally the following year, and from interest and real estate taxes incurred prior to commencing active construction being capitalized for financial reporting purposes while being expensed for tax purposes and the deferral of certain common improvement costs. In addition, temporary differences arise from net realizable value adjustments recognized for financial reporting purposes, but not for tax purposes. These temporary differences reverse ratably as the communities sell out.

The principal items making up the deferred income tax provisions (benefits) from continuing operations are as follows:

	2006	2005	2004

	(in thousands)
Deferred provision (benefit) for income taxes:
Interest and real estate taxes	$7,167	$2,307	$(756)
Difference in tax accounting for land and property sales, net	(751)	(500)	(814)
Accrued expenses	(1,057)	324	187
Income from joint ventures	(41)	14	18
Deferred compensation	(1,089)	(1,193)	(982)
Depreciation and goodwill amortization	(730)	(1,294)	120
State taxes	—	(7)	7

Total provision (benefit) for income taxes	$3,499	$(349)	$(2,220)

Back to Index

The components of the net deferred tax (liability) asset consisted of the following:

	Balance at June 30,

	2006	2005

	(in thousands)
Gross deferred tax liabilities:
Capitalized interest and real estate taxes	$(10,981)	$(3,814)
State income taxes	(1,300)	(1,300)
Other	(1,436)	(1,427)

Gross deferred tax liabilities	(13,717)	(6,541)

Less gross deferred tax assets:
Reserve for books, not for tax	2,394	1,664
Partnership income	143	102
Bonus accruals	5,054	4,038
Employment contracts	—	11
Vacation accrual	217	132
Warranty and inventory adjustments	3,567	2,816
Other	1,645	580

Total gross deferred tax assets	13,020	9,343

Net deferred tax (liabilities) assets	$(697)	$2,802

Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years than recognized in the tax returns. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” The Company does not have a valuation allowance for deferred tax assets at June 30, 2006 and 2005. The ultimate realization of certain tax assets depends on the Company’s ability to generate sufficient taxable income in the future, including the effects of future anticipated arising/reversing temporary differences.

Note 10. Stock Based Compensation and Other Employee Compensation

Stock Award Plan

In October 2003, the Board of Directors adopted the Orleans Homebuilders, Inc. Stock Award Plan (the “Stock Award Plan”). The Stock Award Plan provides for the grant of stock awards of up to an aggregate of 400,000 shares of the Company’s common stock. The Stock Award Plan allows for the payment of all or a portion of the incentive compensation awarded under the Company’s bonus compensation plans to be paid by means of a transfer of shares of common stock. The plan has a ten year life and is open to all employees of the Company and its subsidiaries. At June 30, 2006, the Company had awarded 155,904 shares of common stock under the Stock Award Plan and the Company had 244,096 shares of the common stock available to issue under the Stock Award Plan.

Back to Index

In October of 2004 and October of 2005, the Compensation Committee of the Company resolved to award certain executives the right to use up to 10% of their incentive compensation to acquire shares of the Company’s common stock at a 15% discount. The stock awards are pursuant to the terms of the Company’s Stock Award Plan and vest in equal annual installments over three years following the award date. The Company recognizes compensation expense for the discounts over the vesting periods of the awards. The Company awarded 14,126 shares and 16,778 shares of the Company’s common stock during the years ended June 30, 2006 and 2005, respectively. At June 30, 2006, 5,593 shares of the stock awards were fully vested and the remaining 25,311 shares will vest through fiscal year 2009. The total discount of the stock awards was approximately $97,000 of which $61,000 was recorded as compensation expense for the fiscal year ended June 30, 2006.

On March 4, 2005, the Compensation Committee of the Company resolved to grant Michael T. Vesey, the Company’s President, Chief Operating Officer and a member of the Company’s Board of Directors, 125,000 restricted shares of the Company’s common stock pursuant to the terms of the Company’s Stock Award Plan. The award was subject to Mr. Vesey’s execution of a Restricted Stock Award Agreement which he has executed. The Compensation Committee also approved the payment of bonus compensation to Mr. Vesey sufficient to allow Mr. Vesey to pay the income tax liability triggered on each vesting date.

The shares of restricted stock granted to Mr. Vesey will vest at a rate of ten thousand per year on the first through fifth anniversaries of the date of grant and fifteen thousand per year on the sixth through tenth anniversaries of the date of the grant, with all shares being fully vested by or on the tenth anniversary of the date of grant, assuming Mr. Vesey’s continued employment with the Company. In addition, in the event of a change of control as defined in the Stock Award Plan, any shares of restricted stock not vested at that time will vest, assuming Mr. Vesey is then employed by the Company. Any shares that are not vested are subject to forfeiture in the event Mr. Vesey’s employment with the Company terminates for any reason. At June 30, 2006, 10,000 shares of the restricted stock award were vested and the remaining 115,000 shares vest over the remaining vesting period described above.

On a monthly basis, the Company records compensation expense for the portion of the award earned along with additional compensation expense sufficient to cover the taxes Mr. Vesey will have to pay on the award. The total fair value of the restricted stock award was $3,988,000 of which $337,000 and $106,000 was recorded as compensation expense for the fiscal years ended June 30, 2006 and 2005, respectively.

Back to Index

Stock Option Plans

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

In July 2003, as part of an employment agreement with the president of Masterpiece Homes, the Company granted stock options to purchase 45,000 shares of the Company’s Common Stock at $10.64 per share. The weighted average fair value of the stock option grant was $7.52. See the table below for a summary of the key assumptions the Company used to determine the fair value of the stock option grant. The total fair market value of the stock option grant was approximately $338,000 of which $56,000, $120,000, and $146,000 was recorded as compensation expense for the years ended June 30, 2006, 2005, and 2004, respectively.

On August 26, 2004, the board of directors of the Company adopted the Orleans Homebuilders, Inc. 2004 Omnibus Stock Incentive Plan, (the “2004 Stock Incentive Plan”), which is intended to function as an amendment, restatement and combination of all stock option and award plans of the Company other than the Orleans Homebuilders, Inc. Stock Award Plan. On August 26, 2004, the Company granted to an executive officer an option to acquire 20,000 shares of Common Stock and granted to a non-executive officer an option to acquire 7,500 shares of Common Stock. The options vest in four equal annual installments starting June 2005, and have an exercise price of $21.60 per share, the fair market value on the date of grant, and expire in 2014. The weighted average fair value of the stock option grants was $11.03. See the table below for a summary of the key assumptions the Company used to determine the fair value of the stock option grants. The total fair market value of the stock option grants was approximately $303,000 of which $82,000 and $158,000 was recorded as compensation expense for the fiscal years ended June 30, 2006 and 2005, respectively.

Back to Index

On June 19, 2006, the Company granted, subject to shareholder approval of an amendment to the 2004 Stock Incentive Plan to increase the total number of stock options under the plan to 400,000 from 50,000, an executive officer an option to purchase 250,000 shares of the Company’s Common Stock. The stock options were issued pursuant to an employment agreement of the same date. The stock options vest in four equal annual installments starting June 2007, and have an exercise price of $15.63 per share, the fair market value on the date of grant, and expire in 2016. The weighted average fair value of the stock option grant was $10.62. See the table below for a summary of the key assumptions the Company used to determine the fair value of the stock option grant. The total fair market value of the stock option grant was approximately $2,655,000 of which $58,000 was recorded as compensation expense for the fiscal year ended June 30, 2006.

Prior to July 1, 2002, the Company accounted for its stock compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Effective in fiscal 1997 the Company adopted the provisions of SFAS No. 123, “Accounting for Stock Based Compensation” and, as permitted, the Company elected to continue to utilize the intrinsic value method and not to charge the fair value of such options as earned directly to the financial statements, but to disclose the effects of such a charge. In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123. The transition provisions of SFAS 128 are effective for fiscal years ending after December 15, 2002, and the disclosure requirements of SFAS 128 are effective for interim periods beginning after December 15, 2002. Thus, the Company adopted the fair value recognition provisions of SFAS No. 123 prospectively to all stock awards granted, modified, or settled after July 1, 2002.

Only 50,000 options were unvested as of the adoption date of SFAS No.123 and SFAS No. 148 and all grandfathered APB25 grants were fully vested as of June 30, 2003. As such, the adoption of SFAS No. 123 and SFAS No. 148 did not have a material impact on the financial position or results of operations of the Company.

In December 2004, the FASB revised SFAS No. 123 through the issuance of SFAS No. 123-R “Share-Based Payment”, revised (“SFAS 123-R”). SFAS 123-R was effective for the Company commencing July 1, 2005. SFAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair value based method in SFAS 123-R is similar to the fair-value-based method in SFAS No. 123 in most respects, subject to certain key differences. As the Company previously adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock awards granted, commencing on July 1, 2002, the impact of the modified prospective adoption of SFAS 123-R did not have a significant impact on the financial position or results of operations of the Company.

Back to Index

The following summarizes stock option activity for the Company’s stock option plans during the three years ended June 30:

	2006			2005		2004

	Number of Options		Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Outstanding, beginning of year	445,000		$3.26	627,500	$2.07	637,500	$1.53
Granted	250,000	(1)	15.63	27,500	21.60	45,000	10.64
Cancelled	—		—	—	—	—	—
Exercised	(40,000)		1.48	(210,000)	2.10	(55,000)	2.81

Outstanding, end of year	655,000		8.09	445,000	3.26	627,500	2.07

Exercisable, end of year	376,250		$2.48	394,375	$1.39	582,500	$1.41

Available for grant, end of year	122,500	(1)		22,500		—

(1)	Subject to shareholder approval to increase the total number of stock options under the 2004 Stock Incentive Plan to 400,000 stock options from 50,000 stock options.

The intrinsic value of stock options exercised during the years end June 30, 2006, 2005, and 2004 were $985,000, $3,530,000, and $1,089,000, respectively.

The following table summarizes information about the Company’s stock options at June 30, 2006:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Lives (in years)	Weighted Average Exercise Price Outstanding	Number Exercisable	Weighted Average Exercise Price Exercisable

$ 1.19 - $ 1.50	345,000	0.9	$1.37	345,000	$1.37
$ 2.06	2,500	2.5	$2.06	2,500	$2.06
$ 10.64	30,000	7.1	$10.64	15,000	$10.64
$ 15.63	250,000	9.9	$15.63	—	$—
$ 21.60	27,500	8.2	$21.60	13,750	$21.60

$ 1.19 - $ 21.60	655,000		$8.09	376,250	$2.48

The aggregate intrinsic value for outstanding stock options and for stock options that are exercisable as of June 30, 2006 was $5,493,000 and $5,254,000, respectively.

Back to Index

The following is a summary of the significant assumptions the Company used to estimate the fair value of the stock options issued during the three years ended June 30:

	2006	2005	2004

Risk-free interest rate	5.14%	4.00%	4%
Volatility	61.06%	62.50%	61.72%
Expected life (years)	9.00	9.00	9.00
Dividend yield	0.51%	N/A	N/A

The Company used the assumptions described above in the Black-Scholes option pricing model to determine the aggregate fair value of the stock options granted during the years ended June 30, 2006, 2005, and 2004. The aggregate fair value of the Company’s stock option grants are amortized to compensation expense over their respective vesting periods and included in selling, general and administrative expenses on the Consolidated Statements of Operations. The Company typically issues shares of common stock from treasury stock upon the exercise of stock options, but such shares may also be newly issued.

The pretax compensation expense associated with stock based compensation for the years ended June 30, 2006, 2005, and 2004 was $594,000, $384,000, and $146,000, respectively. Total compensation cost related to non-vested stock based compensation not yet recognized of $6,258,000 will be recognized according to vesting schedules through March 2015. The Company recognized tax benefits of $955,000 and $479,000 during the years ended June 30, 2006 and 2005 resulting from the disqualified disposition of shares issued to employees in connection with the exercise of incentive stock options and the exercise of non-qualified stock options.

Employee Bonus Compensation

The Company has a bonus compensation plan for its executive officers and key employees calculated at eight percent of its consolidated operating profits before taxes and excluding nonrecurring items, income or loss arising from extraordinary items, discontinued operations, debt repurchased at a discount, and the amount of awards under the bonus compensation plan (“Pre-Tax Profits”). Three percent of the Pre-Tax Profits are awarded as an incentive to the Chairman and one and one-half percent is awarded to the President and Chief Operating Officer. The remaining three and one-half percent of the Pre-Tax Profits is awarded at the discretion of the Company’s Compensation Committee in consultation with the Chief Executive Officer and President to other executive officers and key employees whose performance merits recognition under goals and policies established by the Board of Directors. Certain regional employees not participating in the bonus compensation plan are awarded bonuses calculated at up to eight percent of operating profits before taxes and after an allocated capital charge at a regional level. Additionally, certain employees are awarded bonuses at the discretion of senior management. The total amount of bonus compensation charged to selling, general and administrative expense under these plans was $13,578,000, $10,343,000, and $7,308,000 for the three years ended June 30, 2006, 2005 and 2004, respectively.

Back to Index

In connection with the Masterpiece Homes acquisition on July 28, 2003, and under an employment agreement with the president of Masterpiece Homes, contingent payments representing 25% of the pretax profits of Masterpiece Homes for the calendar years ended December 31, 2004, 2005 and 2006 are payable to the president of Masterpiece Homes. Estimated contingent payments under the employment agreement of approximately $1,130,000 were accrued for at June 30, 2006 and approximately $1,890,000, $1,584,000, and $833,000 was charged to selling, general and administrative expense during the fiscal years ended June 30, 2006, 2005, and 2004, respectively.

401(k) Plan

Effective June 1, 2005, the Company combined all of the 401(k) plans that it inherited through acquisitions, as well as its existing 401(k) plan, into a single consolidated plan, the Orleans Homebuilders, Inc. 401(k) Plan (the “OHB 401(k) Plan”). The OHB 401(k) Plan allows employees to participate in the plan after attaining age 21 and completing one year of continuous service with the Company. All employer contributions immediately vest under the OHB 401(k) Plan. At the discretion of the Board of Directors, the Company may make matching contributions on the participant’s behalf of up to 50% of the participant’s eligible annual contribution up to 6%.

The Company made gross contributions to the combined, predecessor, and acquired plans aggregating $665,000, $643,000, and $570,000 for the three years ended June 30, 2006, 2005, and 2004, respectively.

Supplemental Executive Retirement Plan

On December 1, 2005, the Company adopted an unfunded, non-qualified target defined benefit retirement plan, effective as of September 1, 2005, which covers a group of management employees of the Company. The Company owns life insurance policies on all participants in the Supplemental Executive Retirement Plan (“SERP”). This SERP, which was amended on March 13, 2006, is intended to provide to each participant an annual supplemental retirement benefit based upon their years of service with the Company and highest average compensation for five consecutive years. The annual supplemental benefit for each participant will be adjusted based on the actual performance of the SERP compared to the target. The benefit is payable for life with a minimum of 10 years guaranteed. In order to qualify for normal retirement benefits, a Participant must attain age 65 with at least five years of participation in the SERP. Early retirement will be permitted beginning at age 55, after 5 years of participation in the SERP. Early retirement benefits will be adjusted actuarially to reflect the early retirement date.

Back to Index

If a participant terminates employment with the Company prior to attaining his or her normal retirement date, other than by reason of early retirement, death or disability, the participant will forfeit all benefits under the SERP.

The Company can amend or terminate the SERP at any time. However, no termination will affect the participants’ accrued benefits as determined in accordance with the SERP or delay any payments to a participant beyond the time that such amount would otherwise be payable without regard to the amendment.

The Company used a 4% annual compensation increase and a 6.16% discount rate in its calculation of the present value of its projected benefit obligation. The discount rate used represented the Moody’s AA bond rate for long-term bonds as of June 2006.

The components of net periodic pension cost of the Company’s SERP included in selling, general and administrative expense in the Company’s Consolidated Statements of Operations for the year ended June 30, 2006 were as follows:

Service cost	$513,000
Interest cost	256,000
Amortization of prior service cost	302,000

Total net periodic pension cost	$1,071,000

As of June 30, 2006, the status of the Company’s SERP was as follows:

Projected benefit obligation, plan inception	$6,125,000
Service cost	513,000
Interest cost	256,000
Actuarial loss	821,000

Projected benefit obligation, June 30, 2006	$7,715,000

Funded status	$(7,715,000)
Unrecognized actuarial loss	821,000
Unrecognized prior service cost	5,823,000

Net amount recognized	$(1,071,000)

Assets and (liabilities) recognized in the balance sheet at June 30, 2006:

Accrued pension expense, included with accrued expenses	$(1,071,000)
Minimum pension liability, included with accrued expenses	(4,329,000)
Intangible asset	4,329,000

Net amount recognized	$(1,071,000)

Back to Index

The net amount recognized discussed above is included in accrued expenses in the Company’s Consolidated Balance Sheets. The Company’s accumulated benefit obligation at June 30, 2006 was $5,400,000. The Company is amortizing its prior service cost over the greater of 15 years or the remaining service period to attain age 65.

The Company expects to make its first benefit payments under the SERP during the fiscal year ended June 30, 2011. The expected benefit payments during fiscal year 2011 will be approximately $186,000 and the aggregate expected benefit payments for fiscal years 2012 through 2016 will be approximately $2,266,000.

Deferred Compensation Plan

On December 1, 2005, the Company adopted an Executive Compensation Deferral Plan (the “Deferral Plan”) effective as of June 1, 2005. Under the Plan, participants will have the ability to defer a portion of their compensation which will be credited to an account maintained by the Company for the participant. Amounts contributed by participants are always vested. Participant deferral accounts will be maintained by the Company for recordkeeping purposes only. Participants will have no interest in any assets which may be set aside by the Company to meet its obligations under the Deferral Plan. At June 30, 2006, the Company had no outstanding obligations relating to the Deferral Plan.

Back to Index

Note 11. Earnings Per Share Computation

The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three years ended June 30, 2006, 2005 and 2004, respectively, are shown in the following table:

	For Year Ended June 30

	2006	2005	2004

	(in thousands)
Total common shares issued	18,698	18,362	15,325
Shares not issued, but unconditionally issuable (1)	—	24	88
Less: Average treasury shares outstanding	215	408	629

Basic EPS shares	18,483	17,978	14,784
Effect of assumed shares issued under treasury stock method for stock options	341	495	567
Effect of assumed conversion of $3,000,000 Convertible Subordinated 7% Note	—	336	996
Effect of assumed conversion of $3,000,000 Series D Preferred Stock	—	—	989

Diluted EPS shares	18,824	18,809	17,336

Net income available for common shareholders	$63,041	$55,584	$37,975
Effect of assumed conversion of $3,000,000 Convertible Subordinated 7% Note	—	22	65
Effect of assumed conversion of $3,000,000 Series D Preferred Stock	—	—	104

Adjusted net income for diluted EPS	$63,041	$55,606	$38,144

(1)

Represents portion of 273,000 shares unconditionally issuable in connection with the October 13, 2000 acquisition of PLC, not yet issued. The shares issuable in connection with the PLC acquisition are issuable in equal installments on each of the first four anniversaries of the date of acquisition.

Note 12. Commitments and Contingencies

General

At June 30, 2006, the Company had outstanding bank letters of credit, surety bonds and financial security agreements amounting to $174,871,000 as collateral for completion of improvements at various developments of the Company.

At June 30, 2006 the Company had agreements to purchase land and approved homesites aggregating approximately 8,241 building lots with purchase prices totaling approximately $511,349,000. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties generally is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

Back to Index

In January 1983, the New Jersey Supreme Court rendered a decision known as the “Mount Laurel II” decision, which has the effect of requiring certain municipalities in New Jersey to provide housing for persons of low and moderate income. In order to comply with such requirements, municipalities in New Jersey may require developers, including the Company, in connection with the development of residential communities, to contribute funds or otherwise assist in the achievement of the municipalities’ fair share of low or moderate-income housing. The Company currently has a commitment with various municipalities in New Jersey for affordable housing contributions totaling approximately $2,100,000, payable in installments through June 2010.

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

Approximately 3,600 homeowners will be given the opportunity to have their homes inspected by the Township of Mount Laurel to determine whether the utility room has adequate combustion air as required by the applicable construction code in effect at the time the home was constructed. If the inspection reveals inadequate combustion air, the Company, at its sole cost, will repair the home. In addition, those homeowners given the opportunity to have their homes inspected also will be given the opportunity to receive a carbon monoxide detector at the Company’s sole cost and expense. The Township of Mount Laurel will act as administrator and the Company has agreed to pay the township for the homes inspected, up to an aggregate of $100,000. Further, approximately 1,700 homeowners will be given a one time opportunity to have their gas-fired appliances inspected and cleaned at the Company’s sole cost and expense. The Company has agreed to pay plaintiffs’ attorneys’ fees and costs of $445,000. The Company has reached a settlement with its insurer to partially cover the costs of the settlement. During fiscal 2003, the Company accrued estimated costs of approximately $500,000, net of insurance proceeds, in connection with the settlement agreement. At June 30, 2006 and 2005 the Company has approximately $20,000 and $110,000, respectively, accrued to cover the remaining costs of the aforementioned remediation.

Warranty Costs

The Company accrues the cost for warranty and customer satisfaction into the cost of its homes as a liability at closing for each unit based on the Company’s individual budget per unit. These liabilities are reviewed on a quarterly basis and generally closed to earnings within nine to 12 months for unused amounts with any excess amounts expensed as identified as a change in estimate.

Back to Index

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

Generally, the Company provides all of its homebuyers with a limited one year warranty as to workmanship. Under certain circumstances, this warranty may be extended to two years. In practice, the Company may extend this warranty period with the ultimate goal of satisfying the customer. In addition, the Company enrolls all of its homes in a limited warranty program with a third party provider (with the premium paid for this program included in the individual unit budgets described above). This limited warranty program generally covers certain defects for periods of one to two years and major structural defects for up to ten years and actual costs incurred are paid for by the third party provider.

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

	For the Year Ended June 30,

	(in thousands)
	2006	2005

Balance at beginning of fiscal year	$4,007	$1,570
Warranty costs accrued	6,170	5,912
Realen Homes warranty reserve at acquisition	—	987
Actual warranty costs incurred	(6,493)	(4,462)

Balance at end of fiscal year	$3,684	$4,007

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

Back to Index

Note 13. Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2006 and 2005 are as follows (in thousands, except per share data):

	Three Months Ended

	September 30	December 31	March 31	June 30

Fiscal 2006
Residential property revenues	$157,963	$220,912	$207,843	$388,765
Gross profit	34,678	51,610	46,432	81,493
Net income available for common shareholders	7,778	15,416	12,809	27,038
Net earnings per share:
Basic	$0.42	$0.83	$0.69	$1.47
Diluted	$0.41	$0.82	$0.68	$1.44

Fiscal 2005
Residential property revenues	$138,312	$178,278	$198,120	$396,294
Gross profit	28,721	36,324	37,597	81,356
Net income available for common shareholders	8,202	8,230	10,573	28,579
Net earnings per share:
Basic	$0.47	$0.47	$0.58	$1.54
Diluted	$0.44	$0.44	$0.56	$1.51

Note 14. Segment reporting

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the manner in which public enterprises report segment information about operating segments. The Company has determined that its operations primarily involve five reportable homebuilding segments operating in fourteen markets. Revenues are primarily derived from the sale of homes the Company constructs. The segments reported have been determined to have similar economic characteristics including similar historical and expected future operating performance, employment trends, land acquisitions and land constraints, municipality behavior and met the other aggregation criteria in SFAS 131. The reportable homebuilding segments include operations conducting business in the following states:

Northern: southeastern Pennsylvania, central New Jersey, southern New Jersey, and Orange County New York

Southern: Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia

Florida: Orlando, Palm Coast, and Palm Bay Florida

Midwestern: Chicago, Illinois

Western: Phoenix, Arizona.

Back to Index

The Company’s evaluation of segment performance is based on net income. Below is a summary of revenue, net income, interest included in the cost of residential properties, and income tax expense for each reportable segment for the years ended June 30, 2006, 2005, and 2004:

	Year Ended June 30,

	2006	2005	2004

	(in thousands)
Total Revenue
Northern	$393,873	$386,149	$275,863
Southern	372,895	304,736	205,527
Florida	93,597	82,315	61,592
Midwestern	119,043	140,050	—
Western	1	—	—
Corporate and unallocated (A)	7,784	5,980	4,276

Consolidated Total	$987,193	$919,230	$547,258

Net Income
Northern	$38,415	$40,467	$35,252
Southern	21,510	11,702	4,806
Florida	3,533	2,952	2,260
Midwestern	6,956	7,065	—
Western	(321)	—	—
Corporate and unallocated (A)	(7,052)	(6,602)	(4,239)

Consolidated Total	$63,041	$55,584	$38,079

Interest Expense and Interest in Cost of Residential Properties
Northern	$5,779	$6,113	$4,345
Southern	6,628	4,455	2,915
Florida	1,548	1,023	673
Midwestern	1,205	1,721	—

Consolidated Total	$15,160	$13,312	$7,933

Income Tax Expense
Northern	$25,101	$26,419	$23,018
Southern	13,409	7,020	3,008
Florida	2,138	1,659	1,385
Midwestern	4,504	4,612	—
Western	(172)	—	—
Corporate and unallocated	(4,605)	(4,311)	(2,768)

Consolidated Total	$40,375	$35,399	$24,643

(A) – Corporate and unallocated includes the revenues and expenses of the Company’s mortgage brokerage and property management operations as well as corporate level selling, general, administrative expenses. These selling, general, and administrative expenses are primarily comprised of corporate salaries, bonuses, and benefits; accounting and consulting fees; corporate travel expenses; net periodic pension costs; and compensation expense resulting from the fair valuation of stock options.

Back to Index

Below is as a summary of total assets and goodwill for each reportable segment at June 30, 2006 and 2005:

	June 30,

	2006	2005

	(in thousands)
Assets
North	$437,535	$417,129
South	332,965	256,050
Florida	122,809	81,738
Midwest	126,901	105,133
West	34,917	—
Corporate and unallocated (B)	5,376	1,490

Consolidated Total	$1,060,503	$861,540

	June 30,

	2006	2005

	(in thousands)
Goodwill
North	$7,918	$7,918
South	4,180	4,180
Florida	3,007	3,007
Midwest	5,409	5,409

Consolidated Total	$20,514	$20,514

(B) – Corporate and Unallocated includes the intangible asset recorded in connection with the Company’s supplemental executive retirement plan as well as the carrying value (historical cost less accumulated depreciation) of the Company’s partial ownership interests in four corporate jets. See Note 10 for additional discussion and disclosure of the supplemental executive retirement plan.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no matters required to be reported hereunder.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Back to Index

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management with the participation of the Company’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control -- Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included at page 60 in this Annual Report on Form 10-K.

Item 9B. Other Information.

There are no matters required to be reported hereunder.

Back to Index

PART III

Item 10. Directors and Executive Officers of the Registrant.

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2006.

Item 11. Executive Compensation.

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2006.

Item 13. Certain Relationships and Related Transactions.

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2006.

Item 14. Principal Accountant Fees and Services.

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2006.

Back to Index

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

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 8, 2006).

3.2	By-Laws of the Company, as amended as of August 26, 2004 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 7, 2004).

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

10.2**	(a) Employment Agreement between the Company and Jeffrey P. Orleans, dated June 26, 1987 (incorporated by reference to Exhibit 10.2 to the Form S-1).

Back to Index

(b) First Amendment to Employment Agreement by and between Orleans Homebuilders, Inc. and Jeffrey P. Orleans dated December 31, 2005 (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 9, 2006).

10.3**	(a) Employment Agreement between the Company and Robert Fitzsimmons (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

(b) First Amendment to Employment Agreement by and between Orleans Homebuilders, Inc. and Robert Fitzsimmons dated December 31, 2005 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 9, 2006).

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

10.9	Bridge Loan Agreement dated July 28, 2004 by and among Orleans, Inc. and Wachovia Bank incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K for the fiscal year ended June 30, 2004).

10.10

First Amendment to the Bridge Loan Agreement made by and among Orleans Homebuilders, Inc. and Wachovia National Bank dated November 17, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 19, 2004).

10.11

Revolving Credit Loan Agreement among Greenwood Financial, Inc. and certain other subsidiaries of Orleans Homebuilders, Inc., Orleans Homebuilders, Inc. and Wachovia Bank, National Association and certain other lenders, dated December 22, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 29, 2004).

Back to Index

10.12

Guaranty by Orleans Homebuilders, Inc., dated December 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 29, 2004).

10.13**	Stock Award Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 27, 2003).

10.14**	2004 Omnibus Stock Incentive Plan and form of option grant (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 6, 2004).

10.15**	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 10, 2005).

10.16**

Orleans Homebuilders, Inc. Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on September 16, 2005).

10.17**	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 26, 2005).

10.18**

Supplemental Executive Retirement Plan, effective September 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 9, 2006).

10.19**

Executive Compensation Deferral Plan, effective June 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 9, 2006).

10.20

Amended and Restated Revolving Credit Loan Agreement among Greenwood Financial, Inc. and certain other subsidiaries of Orleans Homebuilders, Inc., Orleans Homebuilders, Inc. and Wachovia Bank, National Association and certain other lenders, dated January 24, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 9, 2006).

10.21

Guaranty by Orleans Homebuilders, Inc. dated January 24, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 9, 2006).

10.22

Junior Subordinated Indenture by and between OHI Financing, Inc. and JPMorgan Chase Bank, National Association, dated November 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 30, 2005).

10.23

Amended and Restated Trust Agreement by and Among OHI Financing, Inc., JPMorgan Chase Bank, National Association and the Administrative Trustees named herein, dated November 23, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 30, 2005).

10.24

Parent Guarantee Agreement by and between Orleans Homebuilders, Inc. and JPMorgan Chase Bank, National Association dated November 23, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 30, 2005).

Back to Index

10.25**

Amendment to Orleans Homebuilders, Inc. Supplemental Executive Retirement Plan, dated March 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 15, 2006).

10.26**	Employment Agreement between the Company and Joel A. Armstrong, dated April 7, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2006).

10.27**

At-Will Employment Agreement between the Company and C. Dean Amann, II, effective June 19, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 23, 2006).

10.28**	Form of Non-Qualified Stock Option (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 23, 2006).

10.29***	Summary of Terms of Incentive Compensation Arrangement for Division Presidents.

10.30***	Summary of Compensation to members of the Board of Directors.

21*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Joseph A. Santangelo pursuant to Section 302 Sarbanes-Oxley Act of 2002.

32.1*	Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael T. Vesey pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.3*	Certification of Joseph A. Santangelo pursuant to Section 906 Sarbanes-Oxley Act of 2002.

*	Exhibits included with this filing.
**	Management contract or compensatory plan or arrangement

Back to Index

SIGNATURES

and

POWER OF ATTORNEY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORLEANS HOMEBUILDERS, INC.

By:	Jeffrey P. Orleans	September 11, 2006

Jeffrey P. Orleans,
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Jeffrey P. Orleans	September 11, 2006

Jeffrey P. Orleans
Chairman of the Board and Chief Executive Officer

Benjamin D. Goldman	September 11, 2006

Benjamin D. Goldman Vice Chairman and Director

Jerome Goodman	September 11, 2006

Jerome Goodman Director

Robert N. Goodman	September 11, 2006

Robert N. Goodman Director

Andrew N. Heine	September 11, 2006

Andrew N. Heine Director

David Kaplan	September 11, 2006

David Kaplan Director

Lewis Katz	September 11, 2006

Lewis Katz Director

1

Back to Index

Robert M. Segal	September 11, 2006

Robert M. Segal Director

John W. Temple	September 11, 2006

John W. Temple Director

Michael T. Vesey	September 11, 2006

Michael T. Vesey President and Chief Operating Officer

Joseph A. Santangelo	September 11, 2006

Joseph A. Santangelo Chief Financial Officer, Treasurer and Secretary

2

Back to Index

Exhibit Index

10.29***	Summary of Terms of Incentive Compensation Arrangement for Division Presidents.

10.30***	Summary of Compensation to members of the Board of Directors.

21*	Subsidiaries of the Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Joseph A. Santangelo pursuant to Section 302 Sarbanes-Oxley Act of 2002.

32.1*	Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael T. Vesey pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.3*	Certification of Joseph A. Santangelo pursuant to Section 906 Sarbanes-Oxley Act of 2002.

*	Exhibits included with this filing.
**	Management contract or compensatory plan or arrangement

3