Form 10-Q
period 2006-09-30
ORLEANS HOMEBUILDERS INC
filed 2006-11-09
CIK 38570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD                     TO                      ..

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

Number of shares of common stock, par value $0.10 per share, outstanding as of

November 8, 2006:      18,462,984

(excluding 235,147 shares held in Treasury).

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Orleans Homebuilders, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,	June 30,
	2006	2006
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$9,276	$15,964
Restricted cash - due from title company	9,892	25,304
Restricted cash - customer deposits	8,394	9,293
Real estate held for development and sale:
Residential properties completed or under construction	281,325	272,068
Land held for development or sale and improvements	588,764	544,574
Inventory not owned - Variable Interest Entities	89,448	117,073
Property and equipment, at cost, less accumulated depreciation	3,091	3,344
Intangible assets	4,329	4,329
Goodwill	20,514	20,514
Receivables, deferred charges and other assets	19,987	21,178
Land deposits and costs of future development	22,687	26,862
Total Assets	$1,057,707	$1,060,503

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$31,264	$40,796
Accrued expenses	47,868	73,490
Deferred taxes	697	697
Customer deposits	13,700	16,209
Obligations related to inventory not owned - Variable Interest Entities	78,081	103,636
Mortgage and other note obligations	479,114	422,608
Subordinated notes	105,000	105,000
Other notes payable	5,870	5,885
Total Liabilities	761,594	768,321

Commitments and contingencies (See Note L)

Redeemable common stock	240	240

Shareholders’ Equity:
Common stock, $.10 par, 23,000,000 shares authorized, 18,698,131 shares issued at September 30, 2006 and June 30, 2006	1,870	1,870
Capital in excess of par value - common stock	71,491	72,624
Retained earnings	225,499	221,967
Treasury stock, at cost (235,147 and 337,324 shares held at September 30, 2006 and June 30, 2006, respectively)	(2,987)	(4,519)
Total Shareholders’ Equity	295,873	291,942

Total Liabilities and Shareholders’ Equity	$1,057,707	$1,060,503

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2006	2005
Earned revenues
Residential properties	$161,772	$157,963
Land sales	408	—
Other income	2,922	1,678
	165,102	159,641
Costs and expenses
Residential properties	131,313	123,285
Land sales	374	—
Other	1,999	1,609
Selling, general and administrative	25,059	21,347
Interest:
Incurred	11,763	6,816
Less capitalized	(11,763)	(6,816)
	158,745	146,241

Income from operations before income taxes	6,357	13,400
Income tax expense	2,458	5,622

Net income	$3,899	$7,778

Basic earnings per share	$0.21	$0.42

Diluted earnings per share	$0.21	$0.41

Dividends declared per share	$0.02	$0.02

Basic weighted average shares outstanding	18,363	18,546

Diluted weighted shares outstanding	18,673	18,893

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(dollars in thousands)

			Capital in
	Common Stock		Excess of		Treasury Stock
	Shares		Par Value -	Retained	Shares
	Issued	Amount	Common Stock	Earnings	Held	Amount	Total
Balance at June 30, 2006	18,698,131	$1,870	$72,624	$221,967	337,324	$(4,519)	$291,942

Shares awarded under Stock Award Plan			63				63

Fair market value of stock options issued			365				365

Stock options, net			(2,379)		(102,177)	1,532	(847)

Tax benefit of stock option exercises			818				818

Dividends declared				(367)			(367)

Net income				3,899			3,899

Balance at September 30, 2006	18,698,131	$1,870	$71,491	$225,499	235,147	$(2,987)	$295,873

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2006	2005

Cash flows from operating activities:
Net income	$3,899	$7,778
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	342	311
Write-off of real estate held for development and sale	2,800	—
Write-off of land deposits and costs of future development	1,921	62
Amortization of note discount	6	17
Deferred taxes	—	(304)
Stock based compensation expense	456	115
Changes in operating assets and liabilities:
Restricted cash - due from title company	15,412	22,845
Restricted cash - customer deposits	899	(4,009)
Real estate held for development and sale	(56,247)	(73,491)
Receivables, deferred charges and other assets	1,191	(135)
Land deposits and costs of future developments	4,324	(2,885)
Accounts payable and other liabilities	(35,181)	(44,485)
Customer deposits	(2,509)	5,878
Net cash used in operating activities	(62,687)	(88,303)

Cash flows from investing activities:
Purchases of property and equipment	(89)	(287)
Net cash used in investing activities	(89)	(287)

Cash flows from financing activities:
Borrowings from loans secured by real estate assets	75,002	88,000
Repayment of loans secured by real estate assets	(18,496)	(31,381)
Repayment of other note obligations	(21)	(144)
Purchase of treasury stock	(847)	—
Tax benefit from exercise of stock options	818	—
Proceeds from stock options exercised	—	60
Common stock dividend paid	(368)	(371)
Net cash provided by financing activities	56,088	56,164

Net decrease in cash and cash equivalents	(6,688)	(32,426)
Cash and cash equivalents at beginning of year	15,964	62,576
Cash and cash equivalents at end of period	$9,276	$30,150

Supplemental disclosure of cash flow activities:
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$791	$15,582

See accompanying notes which are an integral part of the consolidated financial statements.

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)                                                      Summary of Significant Accounting Policies:

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements.  Reference is made to Form 10-K as of and for the year ended June 30, 2006 for Orleans Homebuilders, Inc. and subsidiaries (the “Company”) for additional disclosures, including a summary of the Company’s accounting policies.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company for the periods presented.  The interim operating results of the Company may not be indicative of operating results for the full year.

Certain prior year amounts have been reclassified to conform with the fiscal 2007 presentation.

Accounting for financial statement misstatements:

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently uses the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the fiscal year ending June 30, 2007.  The application of SAB 108 will not have a material impact on the Company’s financial statements.

Accounting for defined benefit pensions and other postretirement benefits:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”).   SFAS 158 requires companies to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize the changes in that funded status in comprehensive income in the year in which the changes occur.  In addition, SFAS 158 requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The effective date for the adoption of SFAS 158 for publicly traded companies is as of the end of the fiscal years ending after December 15, 2006.  The Company will adopt SFAS 158 as of June 30, 2007 and its impact is to eliminate the Company’s intangible asset that was recognized in connection with the application of SFAS No. 87, “Employers’ Accounting for  Pensions” (“SFAS 87”), reduce the Company’s other comprehensive income, and increase the Company’s accrued expenses.

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

At September 30, 2006, the Company consolidated fifteen VIEs as a result of its options to purchase land or lots from the selling entities.  The Company paid cash or issued letters of credit deposits to these fifteen VIEs totaling $8,932,000 and incurred additional pre-acquisition costs totaling $2,435,000.  The Company’s deposits and any costs incurred prior to acquisition of the land or lots represent the Company’s maximum exposure to loss. The fair value of the VIEs inventory is reported as “Inventory not owned – Variable Interest Entities.” The Company recorded $89,448,000 in Inventory Not Owned – Variable Interest Entities as of September 30, 2006.  The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $78,081,000 at September 30, 2006, was reported on the balance sheet as “Obligations related to inventory not owned – Variable Interest Entities.” Creditors, if any, of these VIEs have no recourse against the Company.

The Company will continue to secure land and lots using options.  Including the deposits and other costs capitalized in connection with the VIEs discussed in the prior paragraph, the Company had total costs incurred to acquire land and lots at September 30, 2006 of approximately $34,054,000, including $19,348,000 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $437,345,000. The maximum exposure to loss is limited to the deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

Accounting for share based payments:

In December 2004, the FASB revised SFAS No. 123 through the issuance of SFAS No. 123-R “Share Based Payment”, revised (“SFAS 123-R”).  SFAS 123-R was effective for the Company commencing July 1, 2005.  SFAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  The fair value based method in SFAS 123-R is similar to the fair-value-based method in SFAS No. 123 in most respects, subject to certain key differences.  As the Company previously adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock awards granted, commencing on July 1, 2002, the impact of the modified prospective adoption of SFAS 123-R did not have a significant impact on the financial position or results of operations of the Company.  The Company amortizes compensation expense on a straight line basis over the vesting period of each option grant.  The Company utilizes the Black-Scholes option pricing model to calculate the compensation expense associated with stock options.  For the three months ended September 30, 2006, the Company recorded pretax compensation expense associated with stock awards of $456,000.  Total compensation cost related to nonvested awards not yet recognized of $5,802,000 will be recognized according to vesting schedules through March 2015.  For the three months ended September 30, 2006, the Company recognized an $818,000 tax benefit resulting from the exercise of 200,000 non-qualified stock options by Michael T. Vesey, President and Chief Operating Officer.

Accounting for income taxes:

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

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP FAS 109-1”). FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed.   The Company files a consolidated return on a calendar year.  Accordingly, the Company began reflecting the special deduction with respect to its operations effective January 1, 2005.  Its impact was to lower the effective tax provision in the periods in which the deduction was claimed and that this benefit will increase as the deduction is phased in under the statute.

(B)                                                        Acquisitions:

Peachtree Acquisition:

On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired, through a wholly-owned subsidiary, the real estate assets described below (the “Assets”) from Peachtree Residential Properties, LLC, a North Carolina limited liability company, and Peachtree Townhome Communities, LLC, a North Carolina limited liability company, which, at the time the Company acquired the assets, were wholly owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, “Peachtree Residential Properties”).

The Assets included:  (a) improved and unimproved real property, (b) rights to acquire real estate under options or agreements, (c) equipment, (d) rights under certain contracts for the sale of homes to be sold and leases for real property, (e) rights to certain tradenames and other intangibles, including contract backlog, (f) homes and other improvements under construction as of the closing, (g) certain plans, drawings, specifications, permits and rights under warranties and (h) governmental approvals and books and records associated with, or relating to the foregoing.

The Company paid $29,300,000 in cash, to acquire the Assets.  The Company also assumed certain liabilities of Peachtree Residential Properties, less $200,000 to be retained by the Company and applied towards the administration of certain home warranty claims.

Realen Acquisition:

On July 28, 2004, pursuant to a Purchase Agreement of the same date, the Company completed its acquisition of all of the issued and outstanding partnership interests in Realen Homes L.P., a Pennsylvania limited partnership (“Realen Homes”), from Realen General Partner, LLC, a Pennsylvania limited liability company, and DB Homes Venture L.P., a Pennsylvania limited partnership. The Company acquired the limited partner’s interest in Realen Homes and a subsidiary of the Company, RHGP LLC, acquired the general partner’s interest and serves as the general partner of Realen Homes.

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

The Company evaluated the $5,000,000 3% note in accordance with Accounting Principles Board Opinion No. 21, “Interest on Receivables and Payables” (“APB 21”) and determined that it was a below market rate note.  In accordance with APB 21, the Company estimated, based on current market conditions that the Company would likely have been able to obtain similar fixed-rate financing from a third party at approximately 150 basis points higher than the note actually obtained.  The Company imputed interest on the note at 4.5% and reduced the carrying value of the note from $5,000,000 to $4,863,000.  The discount of $137,000 was recorded as interest expense over the life of the note.  The Company recorded the remaining $6,000 of the discount to interest expense during the three months ended September 30, 2006.

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

The Company accounted for the acquisition as a purchase in accordance with SFAS No. 141, “Business Combinations.”  The purchase price was allocated to goodwill for $13,327,000, which is defined as the fair value of assets and liabilities acquired in excess of the purchase price, and to intangible assets for $500,000.  The intangible assets represent the intangible value of the backlog acquired from Realen Homes.  The intangible value of the backlog was amortized into cost of sales as the acquired backlog was delivered.  The Company amortized the remaining $6,000 of the intangible value of the backlog acquired from Realen Homes during the three months ended September 30, 2005.

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

From July 28, 2003 through September 30, 2006, the Company recorded $330,000 in pretax compensation expense associated with the stock options granted pursuant to the employment agreement with the president of Masterpiece Homes, recognized $4,090,000 in contingent payments representing 25% of the pre-tax profits of Masterpiece Homes, and paid the Contingent Stock Payment of $2,130,000 on January 1, 2005 as required under the terms of the acquisition agreement. See Note (M) below for additional discussion relating to the Company’s employment agreement with the president of Masterpiece Homes.

(C)                                                        Asset impairments - real estate held for development and sale:

The Company recognized long-lived asset impairment losses totaling $3,200,000 for the three months ended September 30, 2006.  The Company’s northern region recognized a $400,000 impairment loss relating to one undeveloped land parcel obtained in connection with the Realen Homes acquisition.  The Company’s Florida region recognized a $2,600,000 impairment loss relating to real estate held for development and sale in the Palm Coast market of the Florida region.  In addition, the Company’s southern region recognized a $200,000 impairment loss primarily relating to a land development project in the Company’s Raleigh market.   The long-lived asset impairment losses were the amounts by which the book value of the assets described above exceeded their fair values.  The fair value of the assets was determined based on the current estimated sales price, less the estimated costs of construction and selling costs to dispose of the assets.  The long-lived asset impairment losses were included in the cost of residential properties on the Consolidated Statements of Operations.  The Company did not have any long-lived asset impairment losses during the three months ended September 30, 2005.

(D)                                                       Mortgage and other note obligations and subordinated notes:

The $584,114,000 outstanding balance at September 30, 2006 consists of $478,950,000 outstanding under the Revolving Credit Facility, which is discussed below, $105,000,000 outstanding pursuant to the sale and issuance of trust preferred securities discussed below, and $164,000 under mortgage obligations secured by land held for development and sale and improvements.  The average month-end balance during the three months ended September 30, 2006 was $568,111,000.

Revolving Credit Facility:

At September 30, 2006, the Company had approximately $478,950,000 outstanding under the Revolving Credit Facility.  In addition, approximately $47,392,000 of letters of credit and other assurances of the availability of funds have been provided under the Revolving Credit Facility.

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc. as guarantor, entered into a Revolving Credit and Loan Agreement (as amended and restated on January 24, 2006, the “Amended and Restated Credit Agreement”) for a $650,000,000 Senior Secured Revolving Credit and Letter of Credit Facility (the “Revolving Credit Facility”) with various banks as lenders.

Under and subject to the terms of the Amended and Restated Credit Agreement, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for investment in joint ventures, for working capital and for such other appropriate purposes as may be approved by the lenders.  The Amended and Restated Credit Agreement is primarily collateralized by real estate held for development and sale.  In addition, in connection with the Amended and Restated Credit Agreement, the Company entered into an amended and restated Guaranty Agreement.

The Revolving Credit Facility has a maturity date of December 20, 2008 and may be increased to $750,000,000 under certain circumstances.  Borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus a non-default variable spread ranging from 165 basis points to 225 basis points, depending upon the Company’s leverage ratio.  During the term of the Revolving Credit Facility, interest is payable monthly in arrears.  The September 30, 2006 interest rate was 7.45%, which included a 212.5 basis point spread.

The Company is subject to certain financial ratios and customary covenants as set forth in the Amended and Restated Credit Agreement.  These financial ratios and covenants include, but are not limited to, debt service; consolidated adjustable tangible net worth; leverage; investments in joint ventures, land held for development and sale and speculative inventory; and limitations on subordinated and purchase money mortgage debt.  As described in note (M) below, the Amended and Restated Credit Agreement was amended on November 1, 2006.  As part of the amendment, the maximum permitted ratio of all land owned which is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the  Company’s consolidated adjusted tangible net worth was increased from 1.75-to-1.00 to 1.85-to-1.00 as of September 30, 2006.  At September 30, 2006, the Company’s ratio of all land owned which is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the Company’s consolidated adjusted tangible net worth was 1.77-to-1.00.  As a result of the November 1, 2006 amendment, the Company was in compliance with all applicable financial ratios and covenants in the Amended and Restated Credit Agreement as of September 30, 2006.  See Note (M) for additional discussion and disclosure of the amendment to the Amended and Restated Credit Agreement.

Trust Preferred Securities:

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

(E)                                                         Redeemable Common Stock:

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

In connection with the Company’s acquisition of Masterpiece Homes on July 28, 2003, the Company sold 30,000 shares of common stock of the Company to the president of Masterpiece Homes at $8 per share.  The president of Masterpiece Homes has the right to cause the Company to repurchase the common stock at $8 per share by giving notice to the Company no later than the earlier of December 31, 2006 or 30 days after termination of his employment, as specified in his employment agreement. See Note (M) below for additional discussion relating to the Company’s employment agreement with the president of Masterpiece Homes.

(F)                                                         Employee Retirement and Deferred Compensation Plans

Employee Retirement Plan:

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

The Company used a 4% annual compensation increase and a 6.16% discount rate in its calculation of the present value of its projected benefit obligation at June 30, 2006.  The discount rate used represented the Moody’s AA bond rate for long-term bonds as of June 2006.  The Company recognized the following costs related to the SERP for the three months ended September 30, 2006:

Net periodic pension cost:
Service cost	$170,000
Interest cost	94,000
Amortization of prior service cost	90,000
Total net periodic pension cost	$354,000

As the SERP was not adopted until December 1, 2005, the Company did not recognize any net periodic pension costs during the three months ended September 30, 2005.

Deferred Compensation Plan:

On December 1, 2005, the Company adopted an Executive Compensation Deferral Plan (the “Deferral Plan”) effective as of June 1, 2005.  Under the Plan, participants will have the ability to defer a portion of their compensation which will be credited to an account maintained by the Company for the participant. Amounts contributed by participants are always vested. Participant deferral accounts will be maintained by the Company for recordkeeping purposes only. Participants will have no interest in any assets which may be set aside by the Company to meet its obligations under the Deferral Plan. At September 30, 2006, the Company had obligations totaling $1,506,000 in connection with the Deferral Plan.  The deferred compensation is included in accrued expenses on the Company’s Consolidated Balance Sheet at September 30, 2006.

(G)                                                        Earnings Per Share:

The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share and a reconciliation of the numerator and denominator used in the computation for the three months ended September 30, 2006 and 2005 are shown in the following table:

	Three Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(in thousands)
Weighted average common shares issued	18,698	18,698
Less: Average treasury shares outstanding	(335)	(152)
Basic EPS shares	18,363	18,546
Effect of assumed shares issued under treasury stock method for stock options	310	347
Diluted EPS shares	18,673	18,893

Net income for basic and diluted EPS	$3,899	$7,778

(H)                                                       Residential Properties Completed or under Construction:

Residential properties completed or under construction consist of the following:

	September 30, 2006	June 30, 2006
	(Unaudited)
	(in thousands)
Under contract for sale (backlog)	$120,802	$124,073
Unsold	160,523	147,995
Total residential properties completed or under construction	$281,325	$272,068

(I)                                                            Segment Reporting:

Statement of Financial Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for the manner in which public enterprises report segment information about operating segments.  The Company has determined that its operations primarily involve five

reportable homebuilding segments operating in fourteen markets.   Revenues are primarily derived from the sale of homes which the Company constructs.  The segments reported have been determined to have similar economic characteristics including similar historical and expected future operating performance, employment trends, land acquisitions and land constraints, municipality behavior and to have met the other aggregation criteria in SFAS 131.  The reportable homebuilding segments include operations conducting business in the following states:

Northern:  southeastern Pennsylvania, central New Jersey, southern New Jersey, and Orange County, New York

Southern:  Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater,  Virginia

Florida: Orlando, Palm Coast, and Palm Bay, Florida

Midwestern:  Chicago, Illinois

Western:  Phoenix, Arizona.

The Company’s evaluation of segment performance is based on net income. Below is a summary of revenue, net income, and income tax expense for each reportable segment for the three months ended September 30, 2006 and 2005:

	Three Months Ended September 30,
	(Unaudited) (in thousands)
	2006	2005
Total Revenue
Northern	$49,646	$59,296
Southern	74,113	59,834
Florida	18,417	17,896
Midwestern	21,426	21,261
Western	—	—
Corporate and unallocated (1)	1,500	1,354
Consolidated Total	$165,102	$159,641

Net Income (Loss)
Northern	$1,220	$5,226
Southern	4,382	2,208
Florida	(579)	759
Midwestern	1,047	792
Western	(143)	—
Corporate and unallocated (1)	(2,028)	(1,207)
Consolidated Total	$3,899	$7,778

Income Tax Expense (Benefit)
Northern	$794	$4,188
Southern	2,755	1,430
Florida	(356)	477
Midwestern	665	490
Western	(76)	—
Corporate and unallocated	(1,324)	(963)
Consolidated Total	$2,458	$5,622

(1) – Corporate and unallocated includes the revenues and expenses of the Company’s mortgage brokerage and property management operations as well as corporate level selling, general and administrative expenses.  These selling, general, and administrative expenses are primarily comprised of corporate salaries, bonuses, and benefits; accounting and consulting fees; corporate travel expenses; net periodic pension costs; and compensation expense resulting from the fair valuation of stock options.

Below is as a summary of total assets and goodwill for each reportable segment at September 30, 2006 and June 30, 2006:

	September 30,	June 30,
	2006	2006
	(Unaudited)
	(in thousands)
Assets
North	$449,105	$437,535
South	325,850	332,965
Florida	107,656	122,809
Midwest	133,239	126,901
West	36,592	34,917
Corporate and unallocated (2)	5,265	5,376
Consolidated Total	$1,057,707	$1,060,503

Goodwill
North	$7,918	$7,918
South	4,180	4,180
Florida	3,007	3,007
Midwest	5,409	5,409
Consolidated Total	$20,514	$20,514

(2) – Corporate and unallocated includes the intangible asset recorded in connection with the Company’s supplemental executive retirement plan as well as the carrying value (historical cost less accumulated depreciation) of the Company’s partial ownership interests in four corporate jets.  See Note (E) for additional discussion and disclosure of the supplemental executive retirement plan.

(J)                                                           Litigation

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

(K)                                                       Restructuring

During the three months ended September 30, 2006, the Company reduced its workforce by approximately 67 employees in response to decreased new order activity resulting from weakened conditions in the U.S. housing market.   The workforce reductions occurred primarily in the Company’s northern region and included general and administrative, sales, and construction overhead positions.   The Company recognized approximately $297,000 in severance expenses related to the work force reduction during the three months ended September 30, 2006, of which approximately $173,000 was paid prior to September 30, 2006.    The costs were included in costs of residential properties and selling, general and administrative expenses in the Company’s Consolidated Statement of Operations for the three months ended September 30, 2006.

(L)                                                         Commitments and Contingencies:

As of September 30, 2006, the Company owned or controlled approximately 16,347 building lots.  As part of the aforementioned building lots, the Company had contracted to purchase, or had under option, undeveloped land and improved lots for an aggregate purchase price of approximately $437,345,000 which are expected to yield approximately 7,400 building lots.  Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is usually contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers.

(M)                                                    Subsequent Events:

Amended and Restated Credit Agreement:

On November 1, 2006, the Company’s Amended and Restated Credit Agreement described in Note (D) above was amended as follows:

•                  The required debt service ratio was reduced from 2.25-to-1.00 for the entire term of the revolving credit facility to 2.25-to-1.00 at September 30, 2006; 2.00-to-1.00 at December 31, 2006; 1.65-to-1.00 at March 31, 2007, 1.50-to-1.00 at June 30, 2007 through December 31, 2007; 1.65-to-1.00 at March 31, 2008; and 1.80-to-1.00 at June 30, 2008 through December 31, 2008.  In addition, the Company’s debt service ratio must be greater than or equal to 1.75-to-1.00 as of the last day of at least two fiscal quarters in each rolling period of five consecutive quarters, beginning with the period of five consecutive fiscal quarters ending September 30, 2006.

•                  The definition of debt service included in the calculation of the debt service ratio was modified to exclude the repayment of the $5,000,000 note issued to the former owners of Realen Homes.  See Note (B) above for a discussion of the terms of the $5,000,000 note that was issued in connection with the acquisition of Realen Homes.

•                  The non-default variable interest rate spread will be increased by 25 basis points when the Company’s debt service ratio is less than 2.25-to-1.00.

•                  The permitted ratio of all land owned which is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the  Company’s consolidated adjusted tangible net worth was reset to 1.85-to-1.00 at September 30, 2006 through December 31, 2006; 1.75-to-1.00 at March 31, 2007 through June 30, 2007; 1.65-to-1.00 at September 30, 2007 through December 31, 2007; and 1.50-to-1.00 from March 31, 2008 through December 31, 2008.

•                  The permitted minimum consolidated tangible net worth was reset to 90% of the Company’s consolidated tangible net worth at September 30, 2006 plus an amount equal to 50% of the net income earned during each fiscal quarter that ends after September 30, 2006 and all of the net proceeds of equity securities issued by the Company after September 30, 2006.  In addition, the definition of consolidated tangible net worth was modified to exclude any intangible assets recognized in connection with the Company’s supplemental executive retirement plan.  Prior to the amendment to the Amended and Restated Credit Agreement, the permitted minimum consolidated tangible net worth was defined as $180,000,000 plus an amount equal to 50% of the net income earned during each fiscal quarter that ended after December 31, 2005 and all of the net proceeds of equity securities issued by the Company after December 31, 2005.

•                  The required financial metrics that allow for the unsecured election provided under the Revolving Credit Facility were revised to a leverage ratio that is less than or equal to 2.00-to-1.00; a debt service ratio that is greater than or equal to 2.25-to-1.00; and a ratio of all land owned which is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the Company’s consolidated adjusted tangible net worth is less than or equal to 1.25-to-1.00.  If these financial metrics are in place for two consecutive quarters, then the Company may request a release of all collateral under the Revolving Credit Facility.

Restructuring:

In October of 2006, the Company completed its plan to reduce its workforce by approximately 112 employees in response to decreased new order activity resulting from weakened conditions in the U.S. housing market.   The workforce reductions took place in all of the Company’s regions and included general and administrative, sales, and construction overhead positions.  The Company will recognize approximately $475,000 in severance related expenses in the second quarter of fiscal 2007 related to the reductions.  The workforce reductions were commensurate with the Company’s decreased new order activity and production levels.

On October 26, 2006, Mr. Robert Fitzsimmons’s employment as the president of Masterpiece Homes, Inc. ended by mutual agreement.  Mr. Fitzsimmons will receive his base salary and medical benefits through January 28, 2007.  In addition, Mr. Fitzsimmons will receive an amount equal to 25% of certain pre-tax profits attributable to the operations of Masterpiece Homes for the period January 1, 2006 through December 31, 2006.  Pursuant to his employment agreement, Mr. Fitzsimmons acquired options to purchase up to 45,000 shares of the Company’s common stock at an exercise price of $10.64 per share.  On April 4, 2005, Mr. Fitzsimmons exercised 15,000 of these options.  An additional 15,000 options vested on December 31, 2005 and the remaining 15,000 options will vest on December 31, 2006.  Mr. Fitzsimmons will retain these options.

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Orleans Homebuilders, Inc. and its subsidiaries (collectively, the “Company”, “OHB” or “Orleans”) develop, build and market high-quality, single-family homes, townhomes and condominiums to serve various homebuyer segments, including first-time, first move-up, second move-up, luxury and active adult.  The Company is currently engaged in residential real estate development in the following fourteen markets: southeastern Pennsylvania; central New Jersey; southern New Jersey; Orange County New York; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Orlando, Palm Coast, and Palm Bay Florida; Chicago, Illinois; and Phoenix, Arizona.  The Company’s Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina.  The Company has operated in its Pennsylvania and New Jersey markets for over 85 years and began operations in its North Carolina and Virginia markets in fiscal 2001 through the acquisition of Parker & Lancaster Corporation, a privately-held residential homebuilder.  The Company entered the Orlando and Palm Coast, Florida markets on July 28, 2003 through its acquisition of Masterpiece Homes, Inc. (“Masterpiece Homes”), a privately-held residential homebuilder.  On July 28, 2004, the Company entered the Chicago, Illinois market through the acquisition of Realen Homes, L.P. (“Realen Homes”), an established privately-held homebuilder with operations in southeastern Pennsylvania and Chicago, Illinois.  On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired, through a wholly-owned subsidiary, certain real estate assets from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which, at the time the Company acquired the assets, were wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, “Peachtree Residential Properties”).  In December 2005, the Company entered the Phoenix, Arizona market as a start-up operation via the purchase of an undeveloped parcel of land.  The Results of Operations includes the revenue and expenses associated with certain real estate assets acquired from Peachtree Residential Properties from December 22, 2004 through September 30, 2006.

References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ended June 30th of that year.  For example, the phrases “fiscal 2007” or “2007 fiscal year” refer to the fiscal year ended June 30, 2007.  When used in this report, “northern region” refers to the Company’s markets in Pennsylvania, New Jersey and New York, which includes the southeastern Pennsylvania operations of Realen Homes that were acquired on July 28, 2004; “southern region”

refers to the Company’s markets in North Carolina and Virginia; “Florida region” refers to the Company’s markets in Florida; “midwestern region” refers to the Company’s market in Illinois; and “western region” refers to the Company’s market in Arizona.

Results of Operations

The following table sets forth certain details as to residential sales activity.  The information provided is for the three months ended September 30, 2006 and 2005 in the case of residential revenue earned and new orders, and as of September 30, 2006 and 2005 in the case of backlog.

A sales contract or potential sale is classified as a new order and, therefore, becomes a part of backlog, at the time a homebuyer executes a contract to purchase a home from the Company.

	Three Months Ended September 30,
	(in thousands, except homes data) (Unaudited)
	2006	2005
Northern Region
New Jersey, New York and Pennsylvania
Residential revenue	$48,591	$59,053
Homes	96	137
Average Price	$506	$431
New Orders	$55,492	$92,164
Homes	115	176
Average Price	$483	$524
Backlog	$107,424	$283,632
Homes	213	574
Average Price	$504	$494
Net Income	$1,220	$5,226

Southern Region
North Carolina, South Carolina and Virginia
Residential revenue	$73,693	$59,800
Homes	155	156
Average Price	$475	$383
New Orders	$47,670	$113,660
Homes	94	258
Average Price	$507	$441
Backlog	$127,621	$212,151
Homes	241	475
Average Price	$530	$447
Net Income	$4,382	$2,208

Florida Region
Residential revenue	$18,177	$17,879
Homes	64	79
Average Price	$284	$226
New Orders	$(1,878)	$32,039
Homes	2	100
Average Price	$(939)	$320
Backlog	$23,116	$100,362
Homes	76	380
Average Price	$304	$264
Net Income (Loss)	$(579)	$759

Midwestern Region
Residential revenue	$21,311	$21,231
Homes	48	52
Average Price	$444	$408
New Orders	$16,479	$23,486
Homes	38	55
Average Price	$434	$427
Backlog	$32,506	$60,478
Homes	71	142
Average Price	$458	$426
Net Income	$1,047	$792

Western Region (1)
Net Loss	$(143)	$—

Corporate and Unallocated
Net Loss	$(2,028)	$(1,207)

Combined Regions
Residential revenue	$161,772	$157,963
Homes	363	424
Average Price	$446	$373
New Orders	$117,763	$261,349
Homes	249	589
Average Price	$473	$444
Backlog	$290,667	$656,623
Homes	601	1,571
Average Price	$484	$418
Net Income	$3,899	$7,778

(1)  Information on net loss is for the period beginning December 1, 2005, the date the Company entered this region, through September 30, 2006.  The region did not generate residential revenue or new orders for the period beginning December 1, 2005, the date the Company entered this region, through September 30, 2006.

Orders and Backlog

New orders for the three months ended September 30, 2006 decreased $143,586,000, or 55.0%, to $117,763,000 on 249 homes, compared to $261,349,000 on 589 homes for the three months ended September 30, 2005.  The average price per home of new orders increased by approximately 6.5% to $473,000 for the three months ended September 30, 2006 compared to $444,000 for the three months ended September 30, 2005.

The significant decrease in the Company’s new orders during the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was attributable to unfavorable market conditions in the housing industry.  The major factors contributing to the unfavorable market conditions include increased new and resale home inventory levels primarily caused by speculators attempting to sell their homes and decreased consumer confidence as reluctant homebuyers delay their purchase decisions.  The Company believes that these market conditions will continue to have a negative impact on new orders and new order pricing in the near-term, thereby further reducing future revenues, gross margins and net income.

In response to these unfavorable market conditions, the Company reduced its workforce by approximately 67 employees during the three months ended September 30, 2006 and completed its plan reduce its workforce by an additional 112 employees in October of 2006.  The workforce reductions took place in all of the Company’s regions and included general and administrative, sales, and construction overhead positions.   The Company recognized approximately $297,000 in severance expenses related to the September 2006 work force reductions of which approximately $173,000 was paid prior to September 30, 2006.  The Company will recognize approximately $475,000 in severance related expenses in connection with the October 2006 reductions during the second quarter of fiscal 2007 related to the reductions.  The workforce reductions were commensurate with the Company’s decreased new order activity and production levels.

The backlog at September 30, 2006 decreased $365,956,000, or 55.7%, to $290,667,000 on 601 homes compared to the backlog at September 30, 2005 of $656,623,000 on 1,571 homes.  The decrease in the backlog was attributable to decreases in new orders in all of the Company’s regions.  The average price per home included in the Company’s backlog increased 15.8% to $484,000 at September 30, 2006 compared to $418,000 at September 30, 2005.

The Company experienced a cancellation rate of 32% for the three months ended September 30, 2006, compared to 17% for the three months ended September 30, 2005.   The increase in the

cancellation rate is primarily attributable to investors exiting the Company’s Palm Coast market in the Florida region.

Northern Region:

New orders for the three months ended September 30, 2006 decreased $36,672,000 on 2 homes to $55,492,000, or 39.8%, on 115 homes, compared to $92,164,000 on 176 homes for the three months ended September 30, 2005. The decrease in new orders was attributable to weakened market conditions in the housing industry which placed downward pressure on demand.  The average price per home of new orders decreased by 7.8% to $483,000 for the three months ended September 30, 2006 compared to $524,000 for the three months ended September 30, 2005.  The decrease in the average price per home of new orders was impacted by two factors.  First, the Company experienced a shift in the mix of new orders for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.  Specifically, multi-family homes, which typically have lower price points than single family homes, comprised a larger percentage of new orders than single family homes for the three months ended September 30, 2006 when compared to the three months ended September 30, 2005.  Second, the Company offered increased sales incentives during the three months ended September 30, 2006 when compared with the three months ended September 30, 2005 in an effort to increase absorption rates and convert the Company’s inventory into cash.

The Company had 36 active selling communities in the northern region as of September 30, 2006 compared to 26 active selling communities at September 30, 2005.  The increase in the community count was primarily attributable to the opening of eight new selling communities during the three months ended September 30, 2006.

Southern Region:

New orders for the three months ended September 30, 2006 decreased $65,990,000 to $47,670,000, or 58.1%, on 94 homes compared to $113,660,000 on 258 homes for the three months ended September 30, 2005.  The decrease in new orders was attributable to decreased demand in the region which began during the fourth quarter of fiscal 2006 and has continued through the first quarter of fiscal 2007.  The overall decrease in new order dollars was partially offset by an increase in the average price per home of new orders of 15.0% to $507,000 for the three months ended September 30, 2006 compared to $441,000 for the three months ended September 30, 2005. This increase in the average price per home of new orders was attributable to a product mix shift in which second time move-up and luxury homes comprised a larger percentage of new orders than entry level and first time move-up homes during the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

The Company had 45 active selling communities in the southern region as of September 30, 2006 compared to 46 active selling communities as of September 30, 2005.

Florida Region:

New orders for the three months ended September 30, 2006 decreased $33,917,000 as the Company’s cancellations outpaced new orders by $1,878,000 during the quarter.  The Company had new orders of $32,039,000 on 100 homes for the three months ended September 30, 2005.  The decrease in new orders was a result of decreased demand and significantly increased cancellation rates as investors continued to exit various markets in the region.  The Company experienced a 97% cancellation rate in the Florida region for the three months ended September 30, 2006, compared to 25% for the three months ended September 30, 2005.  The increased cancellation rates have resulted in a significant increase in the Company’s new home inventory in the region.  The Company is currently offering significant sales incentives in an effort to increase absorption rates and decrease its new home inventory levels.

The Company had seven active selling communities in the Florida region as of September 30, 2006, compared to six active selling communities as of September 30, 2005.

Midwestern Region:

New orders for the three months ended September 30, 2006 decreased $7,007,000 to $16,479,000, or 29.8%, on 38 homes compared to $23,486,000 on 55 homes for the three months ended September 30, 2005.    The decrease in new orders was primarily attributable to softening demand in the market that began during the fourth quarter of fiscal 2006 and has continued through the first quarter of fiscal 2007.  The average price per home of new orders increased by 1.6% to $434,000 for the three months ended September 30, 2006 compared to $427,000 for the three months ended September 30, 2005.   The increase in the average price per home of new orders was the result of a product mix shift in which single family homes comprised a larger percentage of new orders during the three months ended September 30, 2006 compared to the three months ended September 30, 2005.  The mix shift was partially offset by a reduction in the average price per home of new order as a result of sales incentives being offered in the region in an effort to increase absorption rates, efficiently manage inventory levels and convert the Company’s inventory to cash.

The Company had nine active selling communities in the midwestern region as of September 30, 2006, compared to seven active selling communities as of September 30, 2005.

Total Earned Revenues

Total earned revenues for the three months ended September 30, 2006 increased $5,461,000, to $165,102,000, or 3.4%, compared to $159,641,000 for the three months ended September 30, 2005.  Residential revenue earned from the sale of residential homes included 363 homes totaling $161,772,000 during the three months ended September 30, 2006, as compared to 424 homes totaling $157,963,000 during the three months ended September 30, 2005.  The average selling price per home delivered increased by approximately 19.6% to $446,000 for the three months ended September 30, 2006 compared to $373,000 for the three months ended September 30, 2005.

Northern Region:

Residential revenue earned for the three months ended September 30, 2006 decreased $10,462,000 to $48,591,000, or 17.8%, on 96 homes delivered as compared to $59,053,000 on 137 homes delivered during the three months ended September 30, 2005. The decrease in residential revenue earned was a result of reduced new order activity in the region which began during the second quarter of fiscal 2006 and has continued through the first quarter of fiscal 2007.  The decrease was partially offset by an increase in the average selling price per home delivered of 17.4% to $506,000 for the three months ended September 30, 2006 from $431,000 for the three months ended September 30, 2005 as a result of a shift in the product mix of homes delivered.  Specifically, single family homes, which typically have higher average sales prices than townhomes and condominiums, comprised a larger percentage of the total number of homes delivered in the region during the three months ended September 30, 2006 when compared to the three months ended September 30, 2005.

Southern Region:

Residential revenue earned for the three months ended September 30, 2006 increased $13,893,000 to $73,693,000, or 23.2%, on 155 homes delivered as compared to $59,800,000 on 156 homes delivered during the three months ended September 30, 2005.  The increase in residential revenue earned was attributable to an increase in the average price per home delivered of 24.0% to $475,000 for the three months ended September 30, 2006 from $383,000 for the three months ended September 30, 2005.   The increase in the average price per home delivered was

attributable to positive new order pricing trends in previous quarters coupled with a change in the product mix of homes delivered during the three months ended September 30, 2006 compared to the three months ended September 30, 2005.  Specifically, the Company delivered a larger percentage of luxury and second move-up homes during the three months ended September 30, 2006 than the three months ended September 30, 2005.

Florida Region:

Residential revenue earned for the three months ended September 30, 2006 increased $298,000 to $18,177,000, or 1.7%, on 64 homes, compared to $17,879,000 on 79 homes for the three months ended September 30, 2005.  The increase in residential revenue earned was primarily attributable to a 25.7% increase in the average selling price per home delivered to $284,000 for the three months ended September 30, 2006 compared to $226,000 for the three months ended September 30, 2005.  The increase in the average selling price per home delivered was attributable to positive pricing trends in the region in previous quarters and a continued shift in the region toward move-up homes which command greater pricing power than entry level homes. The decrease in the number of homes delivered was attributable to decreased new orders in previous quarters.

Midwestern Region:

Residential revenue earned for the three months ended September 30, 2006 increased $80,000 to $21,311,000, or 0.4%, on 48 homes, compared to $21,231,000 on 52 homes for the three months ended September 30, 2005.  The average selling price per home delivered increased 8.8% to $444,000 for the three months ended September 30, 2006 compared to $408,000 for the three months ended September 30, 2005.

Other Income

Other income consists primarily of property management fees and mortgage processing income.  Other income for the three months ended September 30, 2006 increased $1,244,000 to $2,922,000, or 74.1%, compared to $1,678,000 for the three months ended September 30, 2005.  The increase in other income was attributable to increases in forfeited customer deposits, interest income earned, mortgage processing revenue, and property management revenue during the three months ended September 30, 2006 compared to the three months ended September 30, 2005.  In addition, the Company recognized $550,000 of other income in connection with the settlement of outstanding issues relating to a parcel of land in the Company’s northern region that was previously under agreement of sale.

Costs and Expenses

Costs and expenses for the three months ended September 30, 2006 increased $12,504,000 to $158,745,000, or 8.6%, when compared with the three months ended September 30, 2005.  The cost of residential properties for the three months ended September 30, 2006 increased $8,028,000 to $131,313,000, or 6.5%, when compared with the three months ended September 30, 2005.  The increase in the cost of residential properties was primarily attributable to an increase in residential properties revenue as well as increases in interest and construction costs.  The Company’s consolidated gross profit margin decreased 3.2% to 18.8% for the three months ended September 30, 2006 compared to 22.0% for the three months ended September 30, 2005.

The decrease in Company’s consolidated gross profit margin was attributable to decreases in gross profit margins in the Company’s northern and Florida regions that were partially offset by increases in gross profit margins in the Company’s southern and midwestern regions. The decreased gross profit margin in the Company’s northern region was attributable to the recognition of a $400,000 impairment loss relating to one undeveloped land parcel as well as increased sales incentives and increased construction and interest costs.  The decreased gross profit margin in the Company’s Florida region was attributable to the recognition of a $2,600,000 impairment loss relating to Company’s residential properties inventory in the Palm Coast market. The impairment losses recognized in the Company’s northern and Florida regions represented the amounts by which the book values of the undeveloped land parcel and the residential properties inventory described above exceeded the estimated fair values of the assets.  The increased gross profit margins in the Company’s southern and midwestern regions were the result of positive home pricing trends in previous quarters that outpaced interest and construction cost increases.

Interest included in the costs and expenses of residential properties for the three months ended September 30, 2006 and 2005 was $3,507,000 and $2,219,000, respectively.  The increase in interest included in the costs and expenses of residential properties was attributable to increased interest rates on the Company’s variable rate debt during fiscal 2006 coupled with additional interest payments on the Company’s subordinated notes issued in fiscal 2006.  The Company’s subordinated notes have higher interest rates than the Company’s other debt.  The interest incurred during the construction periods is capitalized to inventory and then expensed to the cost of residential properties in the period in which the home settles.

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

Selling, General & Administrative Expenses

For the three months ended September 30, 2006, selling, general and administrative expenses increased $3,712,000 to $25,059,000, or 17.4%, when compared with the three months ended September 30, 2005.  The increase was attributable to increases in fixed selling and general and administrative expenses.

The increased general and administrative expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily attributable to four factors.  First, the pre-acquisition costs associated with abandoned land development projects increased to $1,521,000 during the three months ended September 30, 2006 from $62,000 for the three months ended September 30, 2005 as the Company continued to evaluate the viability and profitability of its lots under option agreements in a weakened housing market.    Second, the Company recognized $354,000 in expenses during the three months ended September 30, 2006 in connection with the adoption of a supplemental executive retirement plan during the second quarter of fiscal 2006.  Third, the Company incurred higher compensation related expenses during the three months ended September 30, 2006, including expenses associated with the issuance of stock options, as a result of the addition of two senior executives to the Company’s management team during the fourth quarter of fiscal 2006.  Lastly, the Company incurred $167,000 in general and administrative expenses during the three months ended September 30, 2006 in connection with its start-up operations in the western region.

The increased fixed selling expenses for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 was primarily attributable to increased sales office start-up expenses and increased non-commission related salaries and wages as a result of an increase in the number of communities open during the first quarter of fiscal 2007 compared with the first quarter of fiscal 2006.

The selling, general and administrative expenses as a percentage of residential revenue earned for the three months ended September 30, 2006 increased 2.0% to 15.5% as compared to the 13.5%

for the three months ended September 30, 2005.  The increased percentage was primarily due to the increased fixed selling and general and administrative expenses discussed above.

Income Tax Expense

Income tax expense for the three months ended September 30, 2006 decreased $3,164,000 to $2,458,000, or 56.3% from $5,622,000 for the three months ended September 30, 2005. The decrease in income tax expense was primarily attributable to a decrease in income from operations before income taxes for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 as well as a decrease in the Company’s effective tax rate.

Income tax expense as a percentage of income from operations before income taxes was 38.7% and 42.0% for the three months ended September 30, 2006 and the three months ended September 30, 2005, respectively.  The decrease in income tax expense as a percentage of income from operations before taxes was attributable to two factors.  First, the Company experienced a shift in the mix of income from operations before income taxes earned in each of the Company’s regions.  Specifically, the Company’s southern and midwestern regions, which have lower state tax rates than the Company’s northern region, comprised a larger percentage of the Company’s income from operations before income taxes during the three months ended September 30, 2006 than during the three months ended September 30, 2005.  Second the Company’s effective tax rate decreased for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 as a result of a decrease in unfavorable permanent differences resulting from stock option activity as well as increased tax benefits resulting from the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004.

Net Income

Net income for the three months ended September 30, 2006 decreased $3,879,000, or 49.9%, to $3,899,000, compared with $7,778,000 for the three months ended September 30, 2005.  The decrease in net income was attributable to the decrease in gross profit margins coupled with the increase in selling, general and administrative expenses discussed above.

Liquidity and Capital Resources

On an ongoing basis, the Company requires capital to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales.  These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities.

The Company’s sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured.  The Company believes that funds generated from operations and financial commitments from available lenders will provide sufficient capital for the Company to meet its existing operating needs.

Trust Preferred Securities:

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

Revolving Credit Facility:

At September 30, 2006, the Company had $123,658,000 of borrowing capacity under its secured revolving credit facility discussed below, of which $31,934,000 was available to be drawn based upon the Company’s borrowing base.  A majority of the Company’s debt is variable rate, primarily based on 30-day LIBOR, and therefore, the Company is exposed to market risk in connection with interest rate changes.  At September 30, 2006, the 30-day LIBOR rate of interest was 5.32%.

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc. as guarantor, entered into a Revolving Credit and Loan Agreement (as amended and restated on January 24, 2006, the “Amended and Restated Credit Agreement”) for a $650,000,000 Senior Secured Revolving Credit and Letter of Credit Facility (the “Revolving Credit Facility”) with various banks as lenders.

Under and subject to the terms of the Amended and Restated Credit Agreement, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for investment in joint ventures, for working capital and for such other appropriate purposes as may be approved by the lenders.  The Amended and Restated Credit Agreement is primarily collateralized by real estate held for development and sale.  In addition, in connection with the Amended and Restated Credit Agreement, the Company entered into an amended and restated Guaranty Agreement.

The Revolving Credit Facility has a maturity date of December 20, 2008 and may be increased to $750,000,000 under certain circumstances.  Borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus a non-default variable spread ranging from 165 basis points to 225 basis points, depending upon the Company’s leverage ratio.  During the term of the Revolving Credit Facility, interest is payable monthly in arrears.  The September 30, 2006 interest rate was 7.45%, which included a 212.5 basis point spread.

The Company is subject to certain financial ratios and customary covenants as set forth in the Amended and Restated Credit Agreement.  These financial ratios and covenants include, but are not limited to, debt service; consolidated adjustable tangible net worth; leverage; investments in joint ventures, land held for development and sale and speculative inventory; and limitations on subordinated and purchase money mortgage debt.  As described below, the Amended and Restated Credit Agreement was amended on November 1, 2006.  As part of the amendment, the maximum permitted ratio of all land owned which is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the Company’s consolidated adjusted tangible net worth was increased from 1.75-to-1.00 to 1.85-to-1.00 as of September 30, 2006. At September 30, 2006, the Company’s ratio of all land owned which is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the Company’s consolidated adjusted tangible net worth was 1.77-to-1.00.  As a result of the November 1, 2006 amendment, the Company was in compliance with all applicable financial ratios and covenants in the Amended and Restated Credit Agreement as of September 30, 2006.

On November 1, 2006, the Company’s Amended and Restated Credit Agreement described above was amended as follows:

•                  The required debt service ratio was reduced from 2.25-to-1.00 for the entire term of the revolving credit facility to 2.25-to-1.00 at September 30, 2006; 2.00-to-1.00 at December 31, 2006; 1.65-to-1.00 at March 31, 2007, 1.50-to-1.00 at June 30, 2007 through December 31, 2007; 1.65-to-1.00 at March 31, 2008; and 1.80-to-1.00 at June 30, 2008 through December 31, 2008.  In addition, the Company’s debt service ratio must be greater than or equal to 1.75-to-1.00 as of the last day of at least two fiscal quarters in each rolling period of five consecutive quarters, beginning with the period of five consecutive fiscal quarters ending September 30, 2006.

•                  The definition of debt service included in the calculation of the debt service ratio was modified to exclude the repayment of the $5,000,000 note issued to the former owners of Realen Homes.  See Note (B) in the Notes to the Consolidated Financial Statements for a discussion of the terms of the $5,000,000 note that was issued in connection with the acquisition of Realen Homes.

•                  The non-default variable interest rate spread will be increased by 25 basis points when the Company’s debt service ratio is less than 2.25-to-1.00.

•                  The permitted ratio of all land owned which is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the Company’s consolidated adjusted tangible net worth was reset to 1.85-to-1.00 at September 30, 2006 through December 31, 2006; 1.75-to-1.00 at March 31, 2007 through June 30, 2007; 1.65-to-1.00 at September 30, 2007 through December 31, 2007; and 1.50-to-1.00 from March 31, 2008 through December 31, 2008.

•                  The permitted minimum consolidated tangible net worth was reset to 90% of the Company’s consolidated tangible net worth at September 30, 2006 plus an amount equal to 50% of the net income earned during each fiscal quarter that ends after September 30, 2006 and all of the net proceeds of equity securities issued by the Company after September 30, 2006.  In addition, the definition of consolidated tangible net worth was modified to exclude any intangible assets recognized in connection with the Company’s supplemental executive retirement plan.  Prior to the amendment to the Amended and

Restated Credit Agreement, the permitted minimum consolidated tangible net worth was defined as $180,000,000 plus an amount equal to 50% of the net income earned during each fiscal quarter that ended after December 31, 2005 and all of the net proceeds of equity securities issued by the Company after December 31, 2005.

•                  The required financial metrics that allow for the unsecured election provided under the Revolving Credit Facility were revised to a leverage ratio that is less than or equal to 2.00-to-1.00; a debt service ratio that is greater than or equal to 2.25-to-1.00; and a ratio of all land owned which is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the Company’s consolidated adjusted tangible net worth is less than or equal to 1.25-to-1.00. If these financial metrics are in place for two consecutive quarters, then the Company may request a release of all collateral under the Revolving Credit Facility.

Employee Retirement Plan:

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

The Company used a 4% annual compensation increase and a 6.16% discount rate in its calculation of the present value of its projected benefit obligation at June 30, 2006.  The discount rate used represented the Moody’s AA bond rate for long-term bonds as of June 2006.  The Company recognized the following costs related to the SERP for the three months ended September 30, 2006:

Net periodic pension cost:
Service cost	$170,000
Interest cost	94,000
Amortization of prior service cost	90,000
Total net periodic pension cost	$354,000

As the SERP was not adopted until December 1, 2005, the Company did not recognize any net periodic pension costs during the three months ended September 30, 2005.

Deferred Compensation Plan:

On December 1, 2005, the Company adopted an Executive Compensation Deferral Plan (the “Deferral Plan”) effective as of June 1, 2005.  Under the Plan, participants will have the ability to defer a portion of their compensation which will be credited to an account maintained by the Company for the participant. Amounts contributed by participants are always vested. Participant deferral accounts will be maintained by the Company for recordkeeping purposes only. Participants will have no interest in any assets which may be set aside by the Company to meet its obligations under the Deferral Plan. At September 30, 2006, the Company had obligations totaling $1,506,000 in connection with the Deferral Plan.  The deferred compensation is included in accrued expenses on the Company’s Consolidated Balance Sheet at September 30, 2006.

Share Repurchase Program:

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

The Company did not repurchase any shares under the share repurchase program during the three months ended September 30, 2006 or September 30, 2005.

Cash Flow Statement:

Net cash used in operating activities for the three months ended September 30, 2006 was $62,687,000, compared to net cash used in operating activities for the prior year three month period of $88,303,000.  The decrease was primarily attributable to a decrease in cash used for real estate held for development and sale relating to site improvement costs for land previously acquired and land acquisitions. The decrease in cash used for accounts payable and other liabilities coupled with decreased net income and increased write-offs associated with real estate held for development and sale and land deposits and costs of future development also contributed to the decrease in cash used in operating activities. Net cash used in investing activities for the three months ended September 30, 2006 was $89,000, compared to $287,000 for the prior fiscal period.  This decrease was attributable to a decrease in fixed asset additions.   Net cash provided by financing activities for the three months ended September 30, 2006 was $56,088,000, compared to $56,164,000 for the prior fiscal period.

Lot Positions

As of September 30, 2006, the Company owned or controlled approximately 16,347 building lots.  Included in the aforementioned lots, the Company had contracted to purchase, or has under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $437,345,000 that are expected to yield approximately 7,400 building lots.

Undeveloped Land Acquisitions:

In recent years, the process of acquiring desirable undeveloped land has become extremely competitive, particularly in the northern region, mostly due to the lack of available parcels suitable for development.  In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction.  Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land by forfeiture of its deposit under the agreement.  As of September 30, 2006, all but one of the Company’s agreements to purchase undeveloped land were structured in this manner.  For the three months ended September 30, 2006, the Company forfeited $1,016,000 of land deposits and expensed an additional $505,000 of pre-acquisition costs related to the cancellation of purchase agreements.  Included in the balance sheet captions “Inventory not owned – Variable Interest Entities” and “Land deposits and costs of future development,” at September 30, 2006, the Company had $30,540,000 invested in 53 parcels of undeveloped land, of which $16,150,000 was deposits, a portion of which is non-refundable.  At September 30, 2006, overall undeveloped parcels of land under contract had an aggregate purchase price of approximately $365,791,000 and were expected to yield approximately 6,663 building lots.

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

Improved Lot Acquisitions:

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

At September 30, 2006, the Company had contracted to purchase or had under option approximately 737 improved building lots for an aggregate purchase price of approximately $71,554,000.  At September 30, 2006, the Company had $3,514,000 invested in these improved building lots, of which $3,198,000 is deposits.  There were no deposits forfeited during the three months ended September 30, 2006 with respect to improved building lots.

The Company expects to utilize primarily the Revolving Credit Facility as described above as well as other existing capital resources, to finance the acquisitions of undeveloped land and improved lots described above.  The Company anticipates completing a majority of these acquisitions during the next several years.

Critical Accounting Policies

For a discussion of the Company’s critical accounting policies, see “Critical Accounting Policies” under Item 7 of the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2006 filed with the Securities and Exchange Commission on September 11, 2006.

Recent Accounting Pronouncements

Accounting for financial statement misstatements:

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently uses the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the fiscal year ending June 30, 2006.  The application of SAB 108 will not have a material impact on the Company’s financial statements.

Accounting for defined benefit pensions and other postretirement benefits:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”).   SFAS 158 requires companies to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize the changes in that funded status in comprehensive income in the year in which the changes occur.  In addition, SFAS 158 requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The effective date for the adoption of SFAS 158 for publicly traded companies is as of the end of the fiscal years ending after December 15, 2006.  The Company will adopt SFAS 158 as of June 30, 2007 and its impact is to eliminate the Company’s intangible asset that was recognized in connection with the application of SFAS No. 87, “Employers’ Accounting for  Pensions” (“SFAS 87”), reduce the Company’s other comprehensive income, and increase the Company’s accrued expenses.

Accounting for share based payments:

In December 2004, the FASB revised SFAS No. 123 through the issuance of SFAS No. 123-R “Share Based Payment”, revised (“SFAS 123-R”).  SFAS 123-R was effective for the Company commencing July 1, 2005.  SFAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  The fair value based method in SFAS 123-R is similar to the fair-value-based method in SFAS No. 123 in most respects, subject to certain key differences.  As the Company previously adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock awards granted, commencing on July 1, 2002, the impact of the modified prospective adoption of SFAS 123-R did not have a significant impact on the financial position or results of operations of the Company.  The Company amortizes compensation expense on a straight line basis over the vesting period of each option grant.  The Company utilizes the Black-Scholes option pricing model to calculate the compensation expense associated with stock options.  For the three months ended September 30, 2006, the Company recorded pretax compensation expense associated with stock awards of $456,000.  Total compensation cost related to nonvested awards not yet recognized of $5,802,000 will be recognized according to vesting schedules through March 2015.  For the three months ended September 30, 2006, the Company recognized an $818,000 tax benefit resulting from the exercise of 200,000 non-qualified stock options by Michael T. Vesey, President and Chief Operating Officer.

Accounting for income taxes:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 prescribes a more-likely than not recognition threshold as well as a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of the adoption of FIN 48.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP FAS 109-1”). FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed.   The Company files a consolidated return on a calendar year.  Accordingly, the Company began reflecting the special deduction with respect to its operations effective January 1, 2005.  Its impact was to lower the effective tax provision in the periods in which the deduction was claimed and that this benefit will increase as the deduction is phased in under the statute.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

In addition to historical information, this report contains statements relating to future events or our future results.  These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by statute.  Generally words such as “may”, “will”, “should”, “could”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, and “believe” or the negative of or other variation on these and other similar expressions identify forward-looking statements.  These forward-looking statements including, without limitation, statements with respect to potential liabilities relating to litigation currently pending against us, anticipated future dividends, anticipated delivery of homes in backlog, expected warranty costs, future land acquisitions and the availability if sufficient capital for us to meet our operating needs, are made only as of the date of this report.  We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements.

Many factors could cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates.  The Company’s principal market risk exposure continues to be interest rate risk.  A majority of the Company’s debt is variable based on LIBOR or the prime rate, and, therefore, affected by changes in market interest rates.  Based on current operations, an increase or decrease in interest rates of 100 basis points will result in a corresponding increase or decrease in cost of sales and interest charges incurred by the Company of approximately $4,790,000 in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered.  The Company believes that reasonably possible near-term interest rate changes will not result in a material negative effect on future earnings, fair values or cash flows of the Company.  Generally, the Company has been able to recover any increased costs of borrowing through increased selling prices; however, there is no assurance the Company will be able to continue to increase selling prices to cover the effects of any increase in near-term interest rates.

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

There have been no material adverse changes to the Company’s (1) exposure to risk and (2) management of these risks, since June 30, 2006.

Item 4.       Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms and also to ensure information required to be disclosed is accumulated and communicated to management.  There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.       Risk Factors

There has been no material changes in our market risks during the three months ended September 30, 2006.  For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended June 30, 2006.

Item 6.       Exhibits.

10.1	First Amendment to the Amended and Restated Revolving Credit Loan Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2006).

31.1*	Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Joseph A. Santangelo pursuant to Section 302 Sarbanes-Oxley Act of 2002.

32.1*	Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael T. Vesey pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.3*	Certification of Joseph A. Santangelo pursuant to Section 906 Sarbanes-Oxley Act of 2002.

* Exhibits filed herewith electronically.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORLEANS HOMEBUILDERS, INC.
(Registrant)

November 9, 2006	Michael T. Vesey
Michael T. Vesey
President and Chief Operating Officer

November 9, 2006	Joseph A. Santangelo
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