Form 10-Q
period 2006-12-31
ORLEANS HOMEBUILDERS INC
filed 2007-02-09
CIK 38570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2006

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

Large accelerated filer ☐	Accelerated ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Number of shares of common stock, par value $0.10 per share, outstanding as of

February 8, 2007:  18,481,641

(excluding 216,490 shares held in Treasury).

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Orleans Homebuilders, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,	June 30,
	2006	2006
	(Unaudited)	(Audited)
Assets
Cash and cash equivalents	$24,973	$15,964
Restricted cash - due from title company	9,106	25,304
Restricted cash - customer deposits	8,341	9,293
Real estate held for development and sale:
Residential properties completed or under construction	249,642	272,068
Land held for development or sale and improvements	607,600	544,574
Inventory not owned - Variable Interest Entities	91,790	117,073
Property and equipment, at cost, less accumulated depreciation	2,860	3,344
Intangible assets	4,329	4,329
Goodwill	20,514	20,514
Receivables, deferred charges and other assets	21,243	21,178
Land deposits and costs of future development	15,786	26,862
Total Assets	$1,056,184	$1,060,503

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$24,506	$40,796
Accrued expenses	31,605	73,490
Deferred taxes	697	697
Customer deposits	13,725	16,209
Obligations related to inventory not owned - Variable Interest Entities	79,016	103,636
Mortgage and other note obligations	512,117	422,608
Subordinated notes	105,000	105,000
Other notes payable	851	5,885
Total Liabilities	767,517	768,321

Commitments and contingencies (See Note M)

Redeemable common stock	—	240

Shareholders’ Equity:
Common stock, $.10 par, 23,000,000 shares authorized, 18,698,131 shares issued at December 31, 2006 and June 30, 2006	1,870	1,870
Capital in excess of par value - common stock	71,937	72,624
Retained earnings	217,603	221,967
Treasury stock, at cost (216,490 and 337,324 shares held at December 31, 2006 and June 30, 2006, respectively)	(2,743)	(4,519)
Total Shareholders’ Equity	288,667	291,942

Total Liabilities and Shareholders’ Equity	$1,056,184	$1,060,503

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Earned revenues
Residential properties	$153,172	$220,912	$314,944	$378,875
Land sales	1,797	1,353	2,205	1,353
Other income	2,160	2,386	5,082	4,064
	157,129	224,651	322,231	384,292
Costs and expenses
Residential properties	135,327	169,302	266,640	292,587
Land sales	1,231	1,150	1,605	1,150
Other	1,517	1,615	3,516	3,224
Selling, general and administrative	31,361	27,228	56,420	48,575
Interest:
Incurred	12,623	8,902	24,386	15,718
Less capitalized	(12,623)	(8,902)	(24,386)	(15,718)
	169,436	199,295	328,181	345,536

Income / (loss) from operations before income taxes	(12,307)	25,356	(5,950)	38,756
Income tax expense / (benefit)	(4,783)	9,940	(2,325)	15,562

Net income / (loss)	$(7,524)	$15,416	$(3,625)	$23,194

Basic earnings / (loss) per share	$(0.41)	$0.83	$(0.20)	$1.25

Diluted earnings / (loss) per share	$(0.41)	$0.82	$(0.20)	$1.23

Dividends declared per share	$0.02	$0.02	$0.04	$0.04

Basic weighted average shares outstanding	18,476	18,549	18,419	18,548

Diluted weighted average shares outstanding	18,476	18,888	18,419	18,890

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(dollars in thousands)

			Capital in
	Common Stock		Excess of		Treasury Stock
	Shares		Par Value -	Retained	Shares
	Issued	Amount	Common Stock	Earnings	Held	Amount	Total
Balance at June 30, 2006	18,698,131	$1,870	$72,624	$221,967	337,324	$(4,519)	$291,942

Redeemable common stock expired			240				240

Shares awarded under Stock Award Plan			120				120

Fair market value of stock options issued			730				730

Stock options, net			(2,725)		(120,834)	1,776	(949)

Tax benefit of stock option exercises			948				948

Dividends paid on common stock				(739)			(739)

Net loss				(3,625)			(3,625)

Balance at December 31, 2006	18,698,131	$1,870	$71,937	$217,603	216,490	$(2,743)	$288,667

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	December 31,
	2006	2005

Cash flows from operating activities:
Net income / (loss)	$(3,625)	$23,194
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	659	729
Write-off of real estate held for development and sale	9,850	—
Write-off of land deposits and costs of future development	9,584	927
Amortization of note discount	6	34
Deferred taxes	—	(304)
Stock based compensation expense	906	267
Changes in operating assets and liabilities:
Restricted cash - due from title company	16,198	19,778
Restricted cash - customer deposits	952	(2,179)
Real estate held for development and sale	(50,050)	(158,170)
Receivables, deferred charges and other assets	(65)	(2,809)
Land deposits and costs of future developments	2,955	(6,392)
Accounts payable and other liabilities	(59,431)	(30,491)
Customer deposits	(2,484)	3,907
Net cash used in operating activities	(74,545)	(151,509)

Cash flows from investing activities:
Purchases of property and equipment	(175)	(678)
Net cash used in investing activities	(175)	(678)

Cash flows from financing activities:
Borrowings from loans secured by real estate assets	108,000	124,000
Repayment of loans secured by real estate assets	(18,491)	(91,378)
Borrowings from subordinated notes	—	105,000
Repayment of other note obligations	(5,040)	(3,540)
Purchase of treasury stock	(949)	(1,744)
Proceeds from Stock Award Plan	—	284
Tax benefit from exercise of stock options	948	—
Proceeds from stock options exercised	—	59
Common stock dividend paid	(739)	(371)
Net cash provided by financing activities	83,729	132,310

Net increase (decrease) in cash and cash equivalents	9,009	(19,877)
Cash and cash equivalents at beginning of year	15,964	62,576
Cash and cash equivalents at end of period	$24,973	$42,699

Supplemental disclosure of cash flow activities:
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$1,178	$25,112

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

The Company will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the fiscal year ending June 30, 2007.  The Company anticipates that the application of SAB 108 will not have a material impact on the Company’s financial statements.

Accounting for defined benefit pensions and other postretirement benefits:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”).   SFAS 158 requires companies to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize the changes in that funded status in comprehensive income in the year in which the changes occur.  In addition, SFAS 158 requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The effective date for the adoption of SFAS 158 for publicly traded companies is as of the end of the fiscal years ending after December 15, 2006.  The Company will adopt SFAS 158 as of June 30, 2007 and its impact is to eliminate the Company’s intangible asset that was recognized in connection with the application of SFAS No. 87, “Employers’ Accounting for  Pensions” (“SFAS No. 87”), reduce the Company’s other comprehensive income, and increase the Company’s accrued expenses.  The Company’s intangible asset related to SFAS No. 87 at December 31, 2006 is approximately $4,329,000.

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

At December 31, 2006, the Company consolidated seventeen VIEs as a result of its options to purchase land or lots from the selling entities.  The Company paid cash or issued letters of credit deposits to these seventeen VIEs totaling $9,303,000 and incurred additional pre-acquisition costs totaling $3,471,000.  The Company’s deposits and any costs incurred prior to acquisition of the land or lots represent the Company’s maximum exposure to loss. The fair value of the VIEs inventory is reported as “Inventory not owned — Variable Interest Entities.” The Company recorded $91,790,000 in Inventory Not Owned — Variable Interest Entities as of December 31, 2006.  The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $79,016,000 at December 31, 2006, was reported on the balance sheet as “Obligations related to inventory not owned — Variable Interest Entities.” Creditors, if any, of these VIEs have no recourse against the Company.

The Company will continue to secure land and lots using options.  Including the deposits and other costs capitalized in connection with the VIEs discussed in the prior paragraph, the Company had total costs incurred to acquire land and lots at December 31, 2006 of approximately $28,059,000, including $17,091,000 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $258,431,000. The maximum exposure to loss is limited to the deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

Accounting for share based payments:

In December 2004, the FASB revised SFAS No. 123 through the issuance of SFAS No. 123-R “Share Based Payment”, revised (“SFAS 123-R”).  SFAS 123-R was effective for the Company commencing July 1, 2005.  SFAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  The fair value based method in SFAS 123-R is similar to the fair-value-based method in SFAS No. 123 in most respects, subject to certain key differences.  As the Company previously adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock awards granted, commencing on July 1, 2002, the impact of the modified prospective adoption of SFAS 123-R did not have a significant impact on the financial position or results of operations of the Company.  The Company amortizes compensation expense on a straight line basis over the vesting period of each option grant.  The Company utilizes the Black-Scholes option pricing model to calculate the compensation expense associated with stock options.  For the six months ended December 31, 2006, the Company recorded pretax compensation expense associated with stock awards of $906,000.  Total compensation cost related to nonvested awards not yet recognized of $5,353,000 will be recognized according to vesting schedules through March 2015.  For the six months ended December 31, 2006, the Company recognized a $948,000 tax benefit resulting from the exercise of 230,000 non-qualified stock options by Michael T. Vesey, President and Chief Operating Officer and Joseph A. Santangelo, former Chief Financial Officer.

Accounting for income taxes:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 prescribes a more-likely than not recognition threshold as well as a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of the adoption of FIN 48.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (“FSP FAS 109-1”). FSP FAS 109-1 clarifies that the deduction will be treated as a “special deduction” as described in Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed.   The Company files a consolidated return on a calendar year.  Accordingly, the Company began reflecting the special deduction with respect to its operations effective January 1, 2005.  Its impact was to lower the effective tax provision in the periods in which the deduction was claimed.  This benefit will increase as the deduction is phased in under the statute.

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

The Company evaluated the $5,000,000 3% note in accordance with Accounting Principles Board Opinion No. 21, “Interest on Receivables and Payables” (“APB 21”) and determined that it was a below market rate note.  In accordance with APB 21, the Company estimated, based on current market conditions that the Company would likely have been able to obtain similar fixed-rate financing from a third party at approximately 150 basis points higher than the note actually obtained.  The Company imputed interest on the note at 4.5% and reduced the carrying value of the note from $5,000,000 to $4,863,000.  The discount of $137,000 was recorded as interest expense over the life of the note.  The Company recorded the remaining $6,000 of the discount to interest expense during the current fiscal year.  The $5,000,000 note was repaid in full during the second quarter of fiscal year 2007.

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

From July 28, 2003 through December 31, 2006, the Company recorded $338,000 in pretax compensation expense associated with the stock options granted pursuant to the employment agreement with the president of Masterpiece Homes, recognized $3,140,000 in contingent payments representing 25% of the pre-tax profits of Masterpiece Homes, and paid the Contingent Stock Payment of $2,130,000 on January 1, 2005 as required under the terms of the acquisition agreement. See Note (L) below for additional discussion relating to the Company’s employment agreement with the president of Masterpiece Homes.

(C)                                Certain transactions with related parties:

In November 2006, the Company entered into an agreement of sale to purchase 23 townhouse lots from Mr. Russell Parker, the president of the Company’s subsidiary, Parker & Lancaster Corporation.  The purchase price is calculated at 20% of the net sales price, less lot improvement costs, and is payable on a per lot basis at the time of conveyance of a completed home on the improved lot to a third party purchaser.  The total purchase price of the townhouse lots is approximately $874,000 and is considered to approximate fair value of the land.

(D)                               Asset impairments - real estate held for development and sale:

As a result of increased sales incentives offered during fiscal year 2007 and a decrease in anticipated absorption rates at various communities, the Company recognized long-lived asset impairment losses totaling $9,850,000 during the six months ended December 31, 2006.  The Company’s northern region recognized a $3,900,000 impairment loss relating to two communities, while the Company’s Florida region recognized a $4,800,000 impairment loss relating its scattered lot inventory.  In addition, the Company’s southern region recognized a $900,000 impairment loss, $700,000 of which relates to a land parcel it has under an agreement of sale and is expected to settle in the third quarter of fiscal year 2007.  Further, the Company’s Midwest region recognized a $250,000 impairment loss relating to one community due to sales incentives being offered to close out the community.  The long-lived asset impairment losses were the amounts by which the book value of the assets described above exceeded their fair values.  The fair value of the assets was determined based on the current estimated sales price, less the estimated costs of construction and selling costs to dispose of the assets.  The long-lived asset impairment losses were included in the cost of residential properties on the Consolidated Statements of Operations.  The

Company did not have any long-lived asset impairment losses during the six month period ended December 31, 2005.

(E)                                 Mortgage and other note obligations and subordinated notes:

The $617,117,000 outstanding balance at December 31, 2006 consists of $511,950,000 outstanding under the Revolving Credit Facility, which is discussed below, $105,000,000 outstanding pursuant to the sale and issuance of trust preferred securities discussed below, and $167,000 under mortgage obligations secured by land held for development and sale and improvements.  The average month-end balance during the six months ended December 31, 2006 was $586,780,000.

Revolving Credit Facility:

At December 31, 2006, the Company had approximately $511,950,000 outstanding under the Revolving Credit Facility.  In addition, approximately $40,724,000 of letters of credit and other assurances of the availability of funds have been provided under the Revolving Credit Facility.

On January 24, 2006, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc. as guarantor, entered into an Amended and Restated Revolving Credit and Loan Agreement (as amended, the “Amended and Restated Credit Agreement”) for a $650,000,000 Senior Secured Revolving Credit and Letter of Credit Facility (the “Revolving Credit Facility”) with various banks as lenders.  The Amended and Restated Credit Agreement was amended on November 1, 2006.

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

The Revolving Credit Facility has a maturity date of December 20, 2008 and may be increased to $750,000,000 under certain circumstances.  Borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus a non-default variable spread ranging from 165 basis points to 225 basis points, depending upon the Company’s leverage ratio.  During the term of the Revolving Credit Facility, interest is payable monthly in arrears.  At December 31, 2006, the interest rate was 7.45%, which included a 212.5 basis point spread.

The Company is subject to certain financial ratios and customary covenants as set forth in the Amended and Restated Credit Agreement.  These financial ratios and covenants include, but are not limited to, debt service; consolidated adjusted tangible net worth; leverage; investments in joint ventures, land held for development and sale and speculative inventory; and limitations on subordinated and purchase money mortgage debt.  The Amended and Restated Credit Agreement was amended on November 1, 2006 (“First Amendment to the Amended and Restated Credit Agreement”).  As part of the first amendment, the maximum permitted ratio of all land owned which is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the Company’s consolidated adjusted tangible net worth was increased from 1.75-to-1.00 to 1.85-to-1.00 as of September 30, 2006.  At September 30, 2006, the Company’s ratio of all land owned which is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the Company’s consolidated adjusted tangible net worth was 1.77-to-1.00.  As a result of First Amendment to the Amended and Restated Credit Agreement, the Company was in compliance with all applicable financial ratios and covenants in the Amended and Restated Credit Agreement as of September 30, 2006.  See below for additional discussion and disclosure of the First Amendment to the Amended and Restated Credit Agreement.

First Amendment to the Amended and Restated Credit Agreement:

On November 1, 2006, the Company’s Revolving Credit Facility described above was amended as follows:

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

•                  The permitted minimum consolidated tangible net worth was reset to 90% of the Company’s consolidated tangible net worth at September 30, 2006 plus an amount equal to 50% of the net income earned during each fiscal quarter that ends after September 30, 2006 and all of the net proceeds of equity securities issued by the Company after September 30, 2006.  In addition, the definition of consolidated tangible net worth was modified to exclude any intangible assets recognized in connection with the Company’s supplemental executive retirement plan.  Prior to the First Amendment to the Amended and Restated Credit Agreement, the permitted minimum consolidated tangible net worth was defined as $180,000,000 plus an amount equal to 50% of the net income earned during each fiscal quarter that ended after December 31, 2005 and all of the net proceeds of equity securities issued by the Company after December 31, 2005.

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

Default under Amended and Restated Credit Agreement:

As a result of the Company’s inventory impairment and abandoned project charges, the Company was in violation of its debt service ratio covenant at December 31, 2006.  Subsequent to December 31, 2006 and prior to the filing of the Company’s Form 10-Q for the second quarter of fiscal 2007, the Company entered into a Second Amendment to the Amended and Restated Credit Agreement (“Second Amendment to the Amended and Restated Credit Agreement”).  As a result, on February 7, 2007, and as of December 31, 2006, the Company was in compliance with the financial covenants contained in the Amended and Restated Credit Agreement.  At December 31, 2006, approximately $511,950,000 of borrowings and approximately $40,724,000 of letters of credit and other assurances were outstanding under the Revolving Credit Facility.  See Note (N) Subsequent Events for further details on the Second Amendment to the Amended and Restated Credit Agreement.

Trust Preferred Securities:

On November 23, 2005, the Company issued $75,000,000 of trust preferred securities which mature on January 30, 2036 and are callable, in whole or in part, at par plus accrued interest on or after January 30, 2011.  For the first ten years, the securities have a fixed interest rate of 8.61% per annum.  Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 360 basis points per annum, resetting quarterly. In the event the Company fails to meet certain financial covenants for three consecutive quarters, the applicable rate of interest will be increased by 300 basis points until such time as the Company is in compliance with the financial covenants, then the interest rate will return to its original amount.  It is an event of default if the increased interest rate is in effect for four consecutive quarters.  The occurrence of an event of default may trigger demand for immediate payment in full of all outstanding amounts, whereupon all outstanding amounts will be immediately due and payable.  At December 31, 2006 the Company failed to meet the Interest

Coverage Ratio Covenant of 1.75-to-1.00.  Under the indenture, the Interest Coverage Ratio is defined as the Company’s Adjusted EBITDA to debt service for the trailing twelve month period.  This was the first quarter the Company failed to meet any financial covenants under the trust preferred securities. The transaction is treated as debt for financial statement purposes.  The Company used proceeds from the sale of these securities to repay outstanding obligations under the Revolving Credit Facility discussed above.

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

(F)                                 Redeemable Common Stock:

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

In connection with the Company’s acquisition of Masterpiece Homes on July 28, 2003, the Company sold 30,000 shares of common stock of the Company to the president of Masterpiece Homes at $8 per share.  The president of Masterpiece Homes has the right to cause the Company to repurchase the common stock at $8 per share by giving notice to the Company no later than the earlier of December 31, 2006 or 30 days after termination of his employment, as specified in his employment agreement. The redemption feature of these shares expired during the quarter ended

December 31, 2006.  See Note (L) below for additional discussion relating to the Company’s employment agreement with the president of Masterpiece Homes.

(G)                                Employee Retirement and Deferred Compensation Plans

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

The Company used a 4% annual compensation increase and a 6.16% discount rate in its calculation of the present value of its projected benefit obligation at June 30, 2006.  The discount rate used represented the Moody’s AA bond rate for long-term bonds as of June 2006.  The Company recognized the following costs related to the SERP for the period ended December 31, 2006:

	Three Months Ended		Six Months Ended
	December 31,
	2006	2005	2006	2005
	(Unaudited)
	(in thousands)

Net periodic pension cost:
Service cost	$201,000	$180,000	$371,000	$180,000
Interest cost	127,000	103,000	221,000	103,000
Amortization of prior service cost	91,000	111,000	181,000	111,000
Total net periodic pension cost	$419,000	$394,000	$773,000	$394,000

As the SERP was not adopted until December 1, 2005, the Company did not recognize any net periodic pension costs during the three months ended September 30, 2005.

Deferred Compensation Plan:

On December 1, 2005, the Company adopted an Executive Compensation Deferral Plan (the “Deferral Plan”) effective as of June 1, 2005.  Under the Plan, participants will have the ability to defer a portion of their compensation which will be credited to an account maintained by the Company for the participant. Amounts contributed by participants are always vested. Participant deferral accounts will be maintained by the Company for recordkeeping purposes only. Participants will have no interest in any assets which may be set aside by the Company to meet its obligations under the Deferral Plan. At December 31, 2006, the Company had obligations totaling $1,583,000 in connection with the Deferral Plan.  The deferred compensation is included in accrued expenses on the Company’s Consolidated Balance Sheet at December 31, 2006.

(H)                               Earnings (Loss) Per Share:

The weighted average number of shares used to compute basic earnings (loss) per common share and diluted earnings (loss) per common share and a reconciliation of the numerator and denominator used in the computation for the three and six months ended December 31, 2006 and 2005 are shown in the following table:

	Three Months Ended			Six Months Ended
	December 31,
	2006		2005	2006		2005
	(Unaudited)
	(in thousands)

Weighted average common shares issued	18,698		18,698	18,698		18,698
Less: Average treasury shares Outstanding	(222)		(149)	(279)		(150)
Basic EPS shares	18,476		18,549	18,419		18,548
Effect of assumed shares issued under treasury stock method for stock options		(1)	339		(1)	342
Diluted EPS shares	18,476		18,888	18,419		18,890

Net income (loss) for basic and diluted EPS	$(7,524)		$15,416	$(3,625)		$23,194

(1)     For the three and six months ended December 31, 2006, the Company used basic shares outstanding to compute diluted earnings per common share as the use of the diluted shares outstanding was anti-dilutive on the diluted earnings per share calculation.

(I)                                    Residential Properties Completed or under Construction:

Residential properties completed or under construction consist of the following:

	December 31, 2006	June 30, 2006
	(unaudited)	(audited)
	(in thousands)
Under contract for sale (backlog)	$128,400	$124,073
Unsold	121,242	147,995
Total residential properties completed or under construction	$249,642	$272,068

(J)                                   Segment Reporting:

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

Northern:  southeastern Pennsylvania, central New Jersey, southern New Jersey, and Orange County, New York

Southern:  Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia

Florida:  Orlando, Palm Coast, and Palm Bay, Florida

Midwestern:  Chicago, Illinois

Western:  Phoenix, Arizona.

The Company’s evaluation of segment performance is based on net income. Below is a summary of revenue, net income, and income tax expense for each reportable segment for the three and six months ended December 31, 2006 and 2005:

	Three Months Ended		Six Months Ended
	December 31,
	2006	2005	2006	2005
	(Unaudited)
	(in thousands)

Total Revenue
Northern	$47,667	$90,658	$97,313	$149,954
Southern	61,944	79,123	136,057	138,957
Florida	22,491	19,216	40,908	37,112
Midwestern	23,448	33,902	44,874	55,163
Western	—	—	—	—
Corporate and unallocated (1)	1,579	1,752	3,079	3,106
Consolidated Total	$157,129	$224,651	$322,231	$384,292

Net Income (Loss)
Northern	$(4,589)	$10,249	$(3,369)	$15,475
Southern	1,077	4,111	5,459	6,319
Florida	(2,090)	738	(2,669)	1,497
Midwestern	(831)	2,237	216	3,029
Western	(147)	(6)	(290)	(6)
Corporate and unallocated (1)	(944)	(1,913)	(2,972)	(3,120)
Consolidated Total	$(7,524)	$15,416	$(3,625)	$23,194

Income Tax Expense (Benefit)
Northern	$(2,986)	$6,096	$(2,192)	$10,284
Southern	676	2,511	3,431	3,941
Florida	(1,278)	429	(1,634)	906
Midwestern	(528)	1,444	137	1,934
Western	(83)	—	(159)	—
Corporate and unallocated (1)	(584)	(540)	(1,908)	(1,503)
Consolidated Total	$(4,783)	$9,940	$(2,325)	$15,562

(1) Corporate and unallocated includes the revenues and expenses of the Company’s mortgage brokerage and property management operations as well as corporate level selling, general and administrative expenses.  These selling, general, and administrative expenses are primarily comprised of corporate salaries, bonuses, and benefits; accounting and consulting fees; corporate travel expenses; net periodic pension costs; and compensation expense resulting from the fair valuation of stock options.

Below is as a summary of total assets and goodwill for each reportable segment at December 31, 2006 and June 30, 2006:

	December 31,	June 30,
	2006	2006
	(Unaudited)	(Audited)
	(In thousands)
Assets
North	$459,986	$437,535
South	324,829	332,965
Florida	98,171	122,809
Midwest	130,262	126,901
West	37,782	34,917
Corporate and unallocated (2)	5,154	5,376
Consolidated Total	$1,056,184	$1,060,503

Goodwill
North	$7,918	$7,918
South	4,180	4,180
Florida	3,007	3,007
Midwest	5,409	5,409
Consolidated Total	$20,514	$20,514

(2) Corporate and unallocated includes the intangible asset recorded in connection with the Company’s supplemental executive retirement plan as well as the carrying value (historical cost less accumulated depreciation) of the Company’s partial ownership interests in four corporate jets.  See Note (G) for additional discussion and disclosure of the supplemental executive retirement plan.

(K)                               Litigation:

The Company is currently involved in three separate actions involving injuries on the job allegedly suffered by employees of its subcontractors and one wrongful death and survival action of which the potential claim and ultimate outcome is currently unknown.  The injuries range from various fractures requiring surgery to low back and neck injuries.  Given the uncertainty surrounding the ultimate outcome of the claims, the Company has not recorded any reserve with respect to these claims at December 31, 2006.   The Company is self-insured up to $2,000,000 for each general liability claim with a $25,000,000 general liability umbrella policy thereafter.  See Note (M) for additional information on the Company’s self-insurance policy.  With respect to these claims, the Company is aggressively pursuing the insurance and indemnification available to it from its subcontractors.  While the Company currently believes that the ultimate outcome of these claims, individually and in the aggregate, will not have a material adverse effect on the financial position, operating results or cash flows of the Company, litigation is subject to inherent uncertainties.  If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the Company’s net income in the period in which the unfavorable outcome occurs.

In addition, from time to time the Company is named as a defendant in legal actions arising from its normal business activities.  Although the amount of liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of the Company any such liability will not have a material adverse effect on the financial position, operating results or cash flows of the Company.

(L)                                 Restructuring:

During the six months ended December 31, 2006, the Company reduced its workforce by approximately 170 employees in response to decreased new order activity resulting from weakened conditions in the U.S. housing market.   The workforce reductions took place in all of the Company’s regions and included general and administrative, sales, and construction overhead positions.  The Company recognized approximately $425,000 and $766,000 in severance expenses related to the work force reductions during the three and six months ended December 31, 2006, respectively.  The costs were included in costs of residential properties and selling, general and administrative expenses in the Company’s Consolidated Statement of Operations for the three and six months ended December 31, 2006. The workforce reductions were commensurate with the Company’s decreased new order activity and production levels.

On October 26, 2006, Mr. Robert Fitzsimmons’s employment as the president of Masterpiece Homes, Inc. ended by mutual agreement.  Mr. Fitzsimmons will receive his base salary and medical benefits through January 28, 2007.  In addition, Mr. Fitzsimmons will receive an amount equal to 25% of certain pre-tax profits attributable to the operations of Masterpiece Homes for the period January 1, 2006 through December 31, 2006.  Pursuant to his employment agreement, Mr. Fitzsimmons acquired options to purchase up to 45,000 shares of the Company’s common stock at an exercise price of $10.64 per share.  On April 4, 2005, Mr. Fitzsimmons exercised 15,000 of these options.  An additional 15,000 options vested on December 31, 2005 and the remaining 15,000 options vested on December 31, 2006.  Mr. Fitzsimmons will retain these options.

In November 2006, the Company terminated the employment of Joel A. Armstrong, Executive Vice President of the Company.  Under the terms of Mr. Armstrong’s employment agreement, he is entitled to continue to receive his base salary and any bonus to which he is entitled for the next consecutive 12 months. For the six months ended December 31, 2006, the Company recognized approximately $1,100,000 in severance expenses related to Mr. Armstrong’s termination.

(M)                            Commitments and Contingencies:

As of December 31, 2006, the Company owned or controlled approximately 13,100 building lots.  As part of the aforementioned building lots, the Company had contracted to purchase, or had under option, undeveloped land and improved lots for an aggregate purchase price of approximately $258,431,000 which are expected to yield approximately 4,500 building lots.  Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is usually contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers.

Until February 2004, general liability claims were fully insured, subject to applicable policy limits and exclusions. Thereafter, because of increasing insurance costs, the Company self-insures the first $2,000,000 of each general liability claim in its North, Midwest and West regions.  The Company’s South and Florida regions continue to maintain conventional general liability policies.  At December 31, 2006 and June 30, 2006 the Company has recorded self insurance reserves of $1,199,000 and $1,128,000, respectively.  The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported.  These estimates are based on the Company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends.  The amount of the Company’s ultimate liability in respect of these matters may differ materially from these estimates.

(N)                               Subsequent Events:

Second Amendment toAmended and Restated Credit Agreement:

On February 7, 2007, the Company’s Amended and Restated Credit Agreement described in Note (E) above was amended as follows:

•                  Adjusted EBITDA as defined in the Amended and Restated Credit Agreement was revised for the debt service ratio covenant.  For purposes of the debt service ratio covenant, the revised Adjusted EBITDA includes add-backs for inventory impairments and abandoned project write-offs, plus certain other non-cash charges and extraordinary losses, minus certain other non-cash credits and extraordinary gains.

•                  The required debt service ratio was reduced from 1.65-to-1.00 to 1.50-to-1.00 at March 31, 2007.

•                  The permitted ratio of all land owned which is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the  Company’s consolidated adjusted tangible net worth was reset to 1.90-to-1.00 at December 31, 2006 and 1.90-to-1.00 at March 31, 2007.

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

Results of Operations

The following table sets forth certain details as to residential sales activity.  The information provided is for the three and six months ended December 31, 2006 and 2005 in the case of residential revenue earned and new orders, and as of December 31, 2006 and 2005 in the case of backlog.

A sales contract or potential sale is classified as a new order and, therefore, becomes a part of backlog, at the time a homebuyer executes a contract to purchase a home from the Company.

	Six Months Ended December 31,
	2006			2005
	(Dollars in thousands)

Northern Region			Average			Average
Pennsylvania, New Jersey and New York:	Amount	Homes	Price	Amount	Homes	Price
Residential revenue earned	$95,322	196	$486	$149,198	326	$458
New orders	103,059	211	488	139,242	257	542
Backlog	108,260	209	518	240,565	466	516
Net income (loss)	(3,369)	n/a	n/a	15,475	n/a	n/a

Southern Region
North Carolina, South Carolina And Virginia:
Residential revenue earned	$135,227	284	$476	$138,883	355	$391
New orders	105,667	215	491	188,967	430	439
Backlog	124,084	233	533	208,375	448	465
Net income	5,459	n/a	n/a	6,319	n/a	n/a

Florida Region
Residential revenue earned	$40,583	158	$257	$35,727	151	$237
New orders	15,257	85	179	49,063	152	323
Backlog	17,845	65	275	99,538	360	276
Net income (loss)	(2,669)	n/a	n/a	1,497	n/a	n/a

Midwestern Region
Residential revenue earned	$43,812	102	$430	$55,067	132	$417
New orders	46,155	105	440	47,493	111	428
Backlog	39,681	84	472	50,649	118	429
Net income	216	n/a	n/a	3,029	n/a	n/a

Western Region (1)
Net loss	(290)	n/a	n/a	(6)	n/a	n/a

Corporate and unallocated
Net loss	(2,972)	n/a	n/a	(3,120)	n/a	n/a

Combined Regions
Residential revenue earned	$314,944	740	$426	$378,875	964	$393
New orders	270,138	616	439	424,765	950	447
Backlog	289,870	591	490	599,127	1,392	430
Net income (loss)	(3,625)	n/a	n/a	23,194	n/a	n/a

(1)  Information on net loss is for the period beginning December 1, 2005, the date the Company entered this region, through December 31, 2006.  The region did not generate residential revenue or new orders for the period beginning December 1, 2005, the date the Company entered this region, through December 31, 2006.

	Three Months Ended December 31,
	2006			2005
	(Dollars in thousands)

Northern Region			Average			Average
Pennsylvania, New Jersey and New York:	Amount	Homes	Price	Amount	Homes	Price
Residential revenue earned	$46,731	100	$467	$90,145	189	$477
New orders	47,567	96	495	47,078	81	581
Backlog	108,260	209	518	240,565	466	516
Net income (loss)	(4,589)	n/a	n/a	10,249	n/a	n/a

Southern Region
North Carolina, South Carolina and Virginia:
Residential revenue earned	$61,534	129	$477	$79,083	199	$397
New orders	57,997	121	479	75,307	172	438
Backlog	124,084	233	533	208,375	448	465
Net income	1,077	n/a	n/a	4,111	n/a	n/a

Florida Region
Residential revenue earned	$22,406	94	$238	$17,848	72	$248
New orders	17,135	83	206	17,024	52	327
Backlog	17,845	65	275	99,538	360	276
Net income (loss)	(2,090)	n/a	n/a	738	n/a	n/a

Midwestern Region
Residential revenue earned	$22,501	54	$417	$33,836	80	$423
New orders	29,676	67	443	24,007	56	429
Backlog	39,681	84	472	50,649	118	429
Net income (loss)	(831)	n/a	n/a	2,237	n/a	n/a

Western Region (1)
Net loss	(147)	n/a	n/a	(6)	n/a	n/a

Corporate and unallocated
Net loss	(944)	n/a	n/a	(1,913)	n/a	n/a

Combined Regions
Residential revenue earned	$153,172	377	$406	$220,912	540	$409
New orders	152,375	367	415	163,416	361	453
Backlog	289,870	591	490	599,127	1,392	430
Net income (loss)	(7,524)	n/a	n/a	15,416	n/a	n/a

(1)  Information on net loss is for the period beginning December 1, 2005, the date the Company entered this region, through December 31, 2006.  The region did not generate residential revenue or new orders for the period beginning December 1, 2005, the date the Company entered this region, through December 31, 2006.

Three and Six Months Ended December 31, 2006

Orders and Backlog

New orders for the six months ended December 31, 2006 decreased $154,627,000, or 36.4%, to $270,138,000 on 616 homes, compared to $424,765,000 on 950 homes for the six months ended December 31, 2005.  The average price per home of new orders decreased by approximately 1.8% to $439,000 for the six months ended December 31, 2006 compared to $447,000 for the six months ended December 31, 2005.  The Company is currently utilizing and will continue to utilize sales incentives in all of its markets in an effort to increase customer demand and absorption rates, and reduce new home inventory levels where applicable.

New orders for the three months ended December 31, 2006 decreased $11,041,000, or 6.8%, to $152,375,000 on 367 homes, compared to $163,416,000 on 361 homes for the three months ended December 31, 2005.  The average price per home of new orders decreased by approximately 8.4% to $415,000 for the three months ended December 31, 2006 compared to $453,000 for the three months ended December 31, 2005.

The significant decrease in the Company’s new orders during the three and six months ended December 31, 2006 compared to the three and six months ended December 31, 2005 was attributable to unfavorable market conditions in the housing industry.  The major factors contributing to the unfavorable market conditions include a) increased new and resale home inventory levels primarily caused by speculators attempting to sell their homes, specifically in the Company’s Palm Coast market in the Florida region, and b) decreased homebuyer demand due to lower consumer confidence in the overall housing market.  The decrease in homebuyer demand as a result of lower consumer confidence can be attributed to concerns of prospective buyers of new homes about the direction of home prices, which has increased general homebuyer uncertainty regarding whether now is the best time to buy a home.  The Company continues to respond to this uncertainty by increasing sales incentives and offering limited time promotions with the objective of improving new orders and reducing home inventory levels.  The Company believes that the aforementioned market conditions will continue to have a negative impact on new orders and new order pricing in the near-term, thereby further reducing future revenues, gross margins and net income.

In response to these unfavorable market conditions, the Company reduced its workforce by approximately 170 employees during the six months ended December 31, 2006. The workforce reductions took place in all of the Company’s regions and included general and administrative, sales, and construction overhead positions.   For the six months ended December 31, 2006, the Company recognized approximately $766,000 in severance expenses related to the work force reductions of which approximately $425,000 was recognized in the second quarter of fiscal year 2007.  The majority of severance has been paid out as of December 31, 2006.  The workforce reductions were commensurate with the Company’s decreased new order activity and production levels.  In November 2006, the Company terminated the employment of Joel A. Armstrong, Executive Vice President of the Company.  Under the terms of Mr. Armstrong’s employment agreement, he is entitled to continue to receive his base salary and any bonus to which he is entitled for the consecutive 12 months following his termination. For the six months ended

December 31, 2006, the Company recognized approximately $1,100,000 in severance expenses related to Mr. Armstrong’s termination.

The backlog at December 31, 2006 decreased $309,257,000, or 51.6%, to $289,870,000 on 591 homes compared to the backlog at December 31, 2005 of $599,127,000 on 1,392 homes.  The decrease in the backlog was attributable to decreases in new orders in all of the Company’s regions for the six months ended December 31, 2006.  The average price per home included in the Company’s backlog increased 14.0% to $490,000 at December 31, 2006 compared to $430,000 at December 31, 2005.  The increase in the average price per home in backlog was attributable to a change in product mix of homes in backlog, specifically in the Southern Region.  There were more luxury and second move-up homes in backlog in the Southern Region at December 31, 2006 when compared to December 31, 2005.

The Company experienced a cancellation rate of 27% for the six months ended December 31, 2006, compared to 18% for the six months ended December 31, 2005.   The cancellation rate has increased in the majority of regions in which the Company operates when compared with the six months ended December 31, 2005.  The increase in cancellation rates for the six months ended December 31, 2006 is primarily attributable to a) speculators exiting the Company’s Palm Coast market in the Florida region; b) lower consumer confidence in the overall housing market leading to uncertainty by current homebuyers of their ability to sell their existing home and thereby afford the purchase of a new home; and c) lower consumer confidence in the overall housing market leading to uncertainty about the direction of home prices and the value of their new home purchase.

For the three months ended December 31, 2006, the Company experienced a cancellation rate of 24% compared to 21% for the three months ended December 31, 2005.   The Company believes that most speculators buying its homes had exited the market prior to the start of its second quarter.  Therefore, the Company believes the increase in  the cancellation rate for the three months ended December 31, 2006 is primarily attributable to lower consumer confidence in the overall housing market as described above.

Northern Region:

New orders for the six months ended December 31, 2006 decreased $36,183,000 to $103,059,000, or 26.0%, on 211 homes, compared to $139,242,000 on 257 homes for the six months ended December 31, 2005.  The decrease in new orders was attributable to decreased homebuyer demand due to lower consumer confidence in the overall housing market. The decrease in homebuyer demand as a result of lower consumer confidence can be attributed to concerns of prospective buyers of new homes about the direction of home prices, which has increased general uncertainty as to whether now is the best time to buy a home.  The Northern Region has approximately 133 inventory homes, in various stages of completion, available for sale at December 31, 2006.  New home inventory is comprised of model homes, completed homes and homes in various stages of construction not subject to an agreement of sale The Company anticipates reducing this by approximately 25% by the end of the current fiscal year.  The average price per home of new orders decreased by 10.0% to $488,000 for the six months ended December 31, 2006 compared to $542,000 for the six months ended December 31, 2005.  The decrease in the average price per home of new orders was impacted by two factors.  First, the Company experienced a shift in the mix of new orders for the six months ended December 31, 2006 compared to the six months ended December 31, 2005.  Specifically, multi-family homes, which typically have lower price points than single family homes, comprised a larger percentage of new orders than single family homes for the six months ended December 31, 2006 when compared to the six months ended December 31, 2005.  Second, the Company offered increased sales incentives during the six months ended December 31, 2006 when compared with the six months ended December 31, 2005 in an effort to increase absorption rates and convert the Company’s inventory into cash.

New orders for the three months ended December 31, 2006 increased $489,000  to $47,567,000, or 1.0%, on 96 homes, compared to $47,078,000 on 81 homes for the three months ended December 31, 2005. The increase in new orders was attributable to an increase in sales incentives offered in an effort to increase customer demand in an overall sluggish housing market.  The average price per home of new orders decreased by 14.8% to $495,000 for the three months ended December 31, 2006 compared to $581,000 for the three months ended December 31, 2005.  The decrease in the average price per home of new orders was caused primarily by two factors.  First, the Company experienced a shift in the mix of new orders for the three months ended December 31, 2006 compared to the three months ended December 31, 2005.  Specifically, multi-family homes, which typically have lower price points than single family homes, comprised a larger percentage of new orders than single family homes for the three months ended December 31, 2006 when compared to the three months ended December 31, 2005.  Second, the Company offered increased sales incentives during the three months ended December 31, 2006 when compared with the three months ended December 31, 2005 in an effort to increase absorption rates and convert the Company’s inventory into cash.

The Company had 38 active selling communities in the northern region as of December 31, 2006 compared to 26 active selling communities at December 31, 2005.

Southern Region:

New orders for the six months ended December 31, 2006 decreased $83,300,000 to $105,667,000, or 44.1%, on 215 homes compared to $188,967,000 on 430 homes for the six months ended December 31, 2005.  The decrease in new orders was attributable to decreased demand in the region which began during the fourth quarter of fiscal 2006 and has continued through the second quarter of fiscal 2007.  The decreased demand is primarily due to lower consumer confidence in the overall housing market.  The Southern Region has approximately 154 inventory homes, in various stages of completion, available for sale at December 31, 2006.  The Company anticipates reducing this by approximately 60% by the end of the current fiscal year.  The overall decrease in new order dollars was partially offset by an increase in the average price per home of new orders of 11.9% to $491,000 for the six months ended December 31, 2006 compared to $439,000 for the six months ended December 31, 2005. This increase in the average price per home of new orders was attributable to a product mix shift in which second time move-up and luxury homes comprised a larger percentage of new orders than entry level and first time move-up homes during the six months ended December 31, 2006 compared to the six months ended December 31, 2005.

New orders for the three months ended December 31, 2006 decreased $17,310,000 to $57,997,000, or 23.0%, on 121 homes compared to $75,307,000 on 172 homes for the three months ended December 31, 2005.  The decrease in new orders was attributable to decreased demand in the region which began during the fourth quarter of fiscal 2006 and has continued through the second quarter of fiscal 2007.  The overall decrease in new order dollars was partially offset by an increase in the average price per home of new orders of 9.4% to $479,000 for the three months ended December 31, 2006 compared to $438,000 for the three months ended December 31, 2005. This increase in the average price per home of new orders was attributable to a product mix shift in which second time move-up and luxury homes comprised a larger percentage of new orders than entry level and first time move-up homes during the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

The Company had 45 active selling communities in the southern region as of December 31, 2006 compared to 47 active selling communities as of December 31, 2005.

Florida Region:

New orders for the six months ended December 31, 2006 decreased $33,806,000  to $15,257,000, or 68.9%, on 85 homes compared to $49,063,000 on 152 homes for the six months ended December 31, 2005.  The decrease in new orders was a result of decreased homebuyer demand due to lower consumer confidence in the overall housing market and a significant increase in cancellation rates as investors continued to exit the Palm Coast market in the Florida Region.  The Company’s Palm Coast market within the Florida Region accounted for approximately 8% of total new orders in the Florida Region for the six months ended December 31, 2006 compared with 70% for the same period in the prior fiscal year.  Excluding the Palm Coast market, the Company’s Florida Region new orders for the six months ended December 31, 2006 were relatively consistent with the same period in the prior fiscal year.  However, the average sales price per home of new orders, excluding Palm Coast, decreased by approximately 27% to $229,000 for the six months ended December 31, 2006 compared to $314,000 for the six months ended December 31, 2005, primarily as a result of incentives offered in an effort to increase absorption rates in an overall sluggish housing market.  The Company experienced a 50% cancellation rate in the Florida region for the six months ended December 31, 2006, compared to 30% for the six months ended December 31, 2005.  As a result of the cancellations, the Company has offered sales incentives in an effort to increase absorption rates and to further decrease its new home inventory levels.  As a result of the sales incentives, new home orders increased in the latter part of the six month period resulting in the Company’s Florida region new home inventory level, including model homes, at December 31, 2006, remaining consistent with its December 31, 2005 level of approximately 70 homes.  New home inventory is comprised of model homes, completed homes and homes in various stages of construction not subject to an agreement of sale.  The average price per home of new orders decreased by 44.6% to $179,000 for the six months ended December 31, 2006 compared to $323,000 for the six months ended December 31, 2005.  The decrease in average price per home of new orders was primarily a result of product mix and sales incentives being offered by the Company in an effort to decrease it new home inventory levels.

New orders for the three months ended December 31, 2006 increased $111,000 to $17,135,000, or 0.7%, on 83 homes compared to $17,024,000 on 52 homes for the three months ended December 31, 2005.  The increase in new orders was a result of the Company offering sales incentives in an effort to decrease its new home inventory levels.  The Company experienced a 25% cancellation rate in the Florida region for the three months ended December 31, 2006, compared to 38% for the three months ended December 31, 2005.  The decreased cancellation rate is due to an increase in orders for the period as a result of increased sales incentives and the fact that many investors have exited the market prior to the beginning of the quarter ending December 31, 2006.  The average price per home of new orders decreased by 37.0% to $206,000 for the three months ended December 31, 2006 compared to $327,000 for the three months ended December 31, 2005.  The decrease in average price per home of new orders was primarily a result of product mix and sales incentives being offered by the Company in an effort to decrease it new home inventory levels.

The Company had six active selling communities in the Florida region as of December 31, 2006, compared to four active selling communities as of December 31, 2005.

Midwestern Region:

New orders for the six months ended December 31, 2006 decreased $1,338,000 to $46,155,000, or 2.8%, on 105 homes compared to $47,493,000 on 111 homes for the six months ended December 31, 2005.    The decrease in new orders, which began during the fourth quarter of fiscal 2006, primarily was a result of decreased homebuyer demand due to lower consumer confidence in the overall housing market.  The Company has responded to this decreased homebuyer demand by increasing sales incentives and offering limited time promotions with the objective of improving new orders and reducing home inventory levels.  As a result of the sales incentives, new home orders increased in the latter part of the six month period resulting in a decrease in the Company’s Midwest region new home inventory level, including model homes, of approximately 25%, at December 31, 2006 when compared with December 31, 2005.  The Company had approximately 25 homes in inventory, at various stages of construction, available for sale at December 31, 2006.  The average price per home of new orders increased by 2.8% to $440,000 for the six months ended December 31, 2006 compared to $428,000 for the six months ended December 31, 2005.

New orders for the three months ended December 31, 2006 increased $5,669,000 to $29,676,000, or 23.6%, on 67 homes compared to $24,007,000 on 56 homes for the three months ended December 31, 2005.    The increase in new orders was a result of the Company offering sales incentives in an effort to improve new orders and reduce new home inventory levels.  The average price per home of new orders increased by 3.3% to $443,000 for the three months ended December 31, 2006 compared to $429,000 for the three months ended December 31, 2005.

The Company had eight active selling communities in the midwestern region as of December 31, 2006 and 2005, respectively.

Total Earned Revenues

Total earned revenues for the six months ended December 31, 2006 decreased $62,061,000, to $322,231,000, or 16.1%, compared to $384,292,000 for the six months ended December 31, 2005.  Residential revenue earned from the sale of residential homes included 740 homes totaling $314,944,000 during the six months ended December 31, 2006, as compared to 964 homes totaling $378,875,000 during the six months ended December 31, 2005.  The average selling price per home delivered increased by approximately 8.4% to $426,000 for the six months ended December 31, 2006 compared to $393,000 for the six months ended December 31, 2005.  Customer discounts increased to 6.0% of residential revenue earned for the six months ended December 31, 2006 compared to 1.9% for the same period in the prior year.  The decrease in residential revenue earned is due to the decrease in new order activity and increase in customer discounts, as described above.

Total earned revenues for the three months ended December 31, 2006 decreased $67,522,000, to $157,129,000, or 30.1%, compared to $224,651,000 for the three months ended December 31, 2005.  Residential revenue earned from the sale of residential homes included 377 homes totaling $153,172,000 during the three months ended December 31, 2006, as compared to 540 homes totaling $220,912,000 during the three months ended December 31, 2005.  The average selling price per home delivered remained relatively consistent at $406,000 for the three months ended December 31, 2006 compared to $409,000 for the three months ended December 31, 2005.  Customer discounts increased to 8.7% of residential revenue earned for the three months ended December 31, 2006 compared to 1.9% for the same period in the prior year.  The decrease in residential revenue earned is due to the decrease in new order activity and increase in customer discounts as outlined above.

Northern Region:

Residential revenue earned for the six months ended December 31, 2006 decreased $53,876,000  to $95,322,000, or 36.1%, on 196 homes delivered as compared to $149,198,000 on 326 homes delivered during the six months ended December 31, 2005. The decrease in residential revenue earned primarily was a result of reduced new order activity in the region which began during the second quarter of fiscal 2006 and has continued through the second quarter of fiscal 2007.  The decrease was partially offset by an increase in the average selling price per home delivered of

6.1% to $486,000 for the six months ended December 31, 2006 from $458,000 for the six months ended December 31, 2005 as a result of a shift in the product mix of homes delivered. Specifically, in the region the Company delivered a larger percentage of luxury homes during the six months ended December 31, 2006 when compared to the same period in the prior fiscal year.  Customer discounts increased to 5.8% of residential revenue earned for the six months ended December 31, 2006 compared to 1.5% for the same period in the prior year.  The decrease in new order activity and increase in customer discounts contributed to the decrease in residential revenue earned.

Residential revenue earned for the three months ended December 31, 2006 decreased $43,414,000 to $46,731,000, or 48.2%, on 100 homes delivered as compared to $90,145,000 on 189 homes delivered during the three months ended December 31, 2005. The decrease in residential revenue earned was primarily a result of reduced new order activity in the region which began during the second quarter of fiscal 2006 and has continued through the second quarter of fiscal 2007.  The decrease was also attributable to a decrease in the average selling price per home delivered of 2.1%, to $467,000 for the three months ended December 31, 2006 from $477,000 for the three months ended December 31, 2005 as a result of a shift in the product mix of homes delivered and an increase in customer discounts.  Customer discounts increased to 7.3% of residential revenue earned for the three months ended December 31, 2006 compared to 1.6% for the same period in the prior year.  The decrease in residential revenue earned is due to the decrease in new order activity and average selling price and an increase in customer discounts as outlined above.

Southern Region:

Residential revenue earned for the six months ended December 31, 2006 decreased $3,656,000 to $135,227,000, or 2.6%, on 284 homes delivered as compared to $138,883,000 on 355 homes delivered during the six months ended December 31, 2005.  The decrease in residential revenue earned was a result of reduced new order activity in the region which began during the fourth quarter of fiscal 2006 and has continued through the second quarter of fiscal 2007.  The decrease was partially offset by an increase in the average selling price per home delivered of 21.7% to $476,000 for the six months ended December 31, 2006 from $391,000 for the six months ended December 31, 2005. The increase in the average price per home delivered was attributable to a change in the product mix of homes delivered during the six months ended December 31, 2006 compared to the six months ended December 31, 2005.  Specifically, in the region, the Company delivered a larger percentage of luxury and second move-up homes during the six months ended

December 31, 2006 than the six months ended December 31, 2005.  Customer discounts increased to 4.2% of residential revenue earned for the six months ended December 31, 2006 compared to 3.1% for the same period in the prior year.  The increase in customer incentives also contributed to the decrease in residential revenue earned.

Residential revenue earned for the three months ended December 31, 2006 decreased $17,549,000 to $61,534,000, or 22.2%, on 129 homes delivered as compared to $79,083,000 on 199 homes delivered during the three months ended December 31, 2005.  The decrease in residential revenue earned was a result of reduced new order activity in the region which began during the fourth quarter of fiscal 2006 and has continued through the second quarter of fiscal 2007.  The decrease was partially offset by an increase in the average selling price per home delivered of 20.1% to $477,000 for the three months ended December 31, 2006 from $397,000 for the three months ended December 31, 2005. The increase in the average price per home delivered was attributable to a change in the product mix of homes delivered during the three months ended December 31, 2006 compared to the three months ended December 31, 2005.  Specifically, in the region, the Company delivered a larger percentage of luxury and second move-up homes during the three months ended December 31, 2006 than the three months ended December 31, 2005.  Customer discounts increased to 5.8% of residential revenue earned for the three months ended December 31, 2006 compared to 3.0% for the same period in the prior year.  The increase in customer incentives also contributed to the decrease in residential revenue earned.

Florida Region:

Residential revenue earned for the six months ended December 31, 2006 increased $4,856,000 to $40,583,000, or 13.6%, on 158 homes, compared to $35,727,000 on 151 homes for the six months ended December 31, 2005.  The increase in residential revenue earned was primarily attributable to the Company offering sales incentives on its new home inventory in an effort to decrease its new home inventory levels.  The Company’s Palm Coast market comprised approximately 44% of the residential revenue earned for the six months ended December 31, 2006 compared with approximately 58% for the same period in the prior fiscal year.  The Company anticipates the Palm Coast market to become a less significant portion of its residential revenue earned in the future.  Customer discounts increased to 12.2% of residential revenue earned for the six months ended December 31, 2006 compared to 0.3% for the same period in the prior year.  The average selling price per home increased 8.4% to $257,000 for the six months ended December 31, 2006 from $237,000 for the six months ended December 31, 2005.  The increase in average selling price per home is primarily a result of product mix, specifically related to one community that did not generate residential revenue in the prior fiscal year period.

Residential revenue earned for the three months ended December 31, 2006 increased $4,558,000 to $22,406,000, or 25.5%, on 94 homes, compared to $17,848,000 on 72 homes for the three months ended December 31, 2005.  The increase in residential revenue earned was primarily attributable to the Company offering sales incentives to increase salens and decrease its new home inventory levels.  Customer discounts increased to 18.0% of residential revenue earned for the three months ended December 31, 2006 compared to 0.3% for the same period in the prior year.  The average selling price per home decreased 4.0% to $238,000 for the three months ended December 31, 2006 from $248,000 for the three months ended December 31, 2005.  The decrease in average selling price per home is primarily a result of the increase in customer discounts.

Midwestern Region:

Residential revenue earned for the six months ended December 31, 2006 decreased $11,255,000 to $43,812,000, or 20.4%, on 102 homes, compared to $55,067,000 on 132 homes for the six months ended December 31, 2005.  The decrease in residential revenue earned primarily was a result of reduced new order activity in the region which began during the fourth quarter of fiscal 2006 and has continued for the first six months of fiscal 2007.  The decrease was partially offset by an increase in the average selling price per home delivered of 3.1% to $430,000 for the six months ended December 31, 2006 from $417,000 for the six months ended December 31, 2005. Customer discounts increased to 5.8% of residential revenue earned for the six months ended December 31, 2006 compared to 0.7% for the same period in the prior year.  The increase in customer discounts also contributed to the decrease in residential revenue earned.

Residential revenue earned for the three months ended December 31, 2006 decreased $11,335,000 to $22,501,000, or 33.5%, on 54 homes, compared to $33,836,000 on 80 homes for the three months ended December 31, 2005.  The average selling price per home delivered decreased 1.4% to $417,000 for the three months ended December 31, 2006 compared to $423,000 for the three months ended December 31, 2005.  The decrease in residential revenue earned primarily was a result of reduced new order activity in the region which began during the fourth quarter of fiscal 2006 and has continued for the first six months of fiscal 2007.  Customer discounts increased to 9.1% of residential revenue earned for the three months ended December 31, 2006 compared to 0.6% for the same period in the prior year.  The increase in customer discounts also contributed to the decrease in residential revenue earned.

Other Income

Other income consists primarily of property management fees and mortgage processing income.  Other income for the six months ended December 31, 2006 increased $1,018,000 to $5,082,000, or 25.0%, compared to $4,064,000 for the six months ended December 31, 2005.  The increase in other income was primarily attributable to increases in mortgage processing revenue, property management revenue and miscellaneous income during the six months ended December 31, 2006 compared to the six months ended December 31, 2005.  The Company recognized miscellaneous income of $550,000 in Other Income in connection with the settlement of outstanding issues relating to a parcel of land in the Company’s northern region that was previously under agreement of sale.

Other income for the three months ended December 31, 2006 decreased $226,000 to $2,160,000, or 9.5%, compared to $2,386,000 for the three months ended December 31, 2005.  The decrease in other income was primarily attributable to decreases in forfeited customer deposits, interest income earned and mortgage processing revenue during the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

Costs and Expenses

Cost of Residential Properties:

The cost of residential properties, including inventory impairments of $9,850,000, for the six months ended December 31, 2006 decreased $25,947,000 to $266,640,000, or 8.9%, when compared with the six months ended December 31, 2005.  The decrease in the cost of residential properties was primarily attributable to a decrease in residential properties revenue, offset by inventory impairment charges and increases in interest and construction costs.

The cost of residential properties, including inventory impairments of $6,650,000, for the three months ended December 31, 2006 decreased $33,975,000 to $135,327,000, or 20.1%, when compared with the three months ended December 31, 2005.  The decrease in the cost of residential properties was primarily attributable to a decrease in residential properties revenue, offset by inventory impairment charges and increases in interest, land and construction costs.

Inventory Impairments:

As a result of increased sales incentives offered during fiscal year 2007 and a decrease in anticipated absorption rates at various communities, the Company recorded impairments to residential properties completed or under construction and land held for development or sale and improvement for the six months ended December 31, 2006, in the amounts of $1,750,000 and $8,100,000, respectively.  The Company had no such charge in the previous year period.  These impairments were charged to the cost of residential properties and were recorded in various homebuilding segments, most notably with respect to communities in the Florida region, and also communities in the Northern region and Southern region.  The impairment losses recognized represent the amounts by which the book values of the residential properties and land held for development and sale exceeded the estimated fair value of the assets.  The inventory impairments were recorded as a result of a slower than anticipated pace of new orders and increases in sales incentives required to generate new home orders.

As a result of increased sales incentives offered during the second quarter of fiscal year 2007 and a decrease in anticipated absorption rates at various communities, the Company recorded impairments to residential properties completed or under construction and land held for development or sale and improvement for the three months ended December 31, 2006, in the amounts of $250,000 and $6,400,000, respectively.  The Company had no such charge in the previous year period.  These impairments were charged to the cost of residential properties and were recorded in various homebuilding segments, most notably with respect to communities in the Florida region, and also communities in the Northern region and Southern region.

The Company will continue to assess its residential properties completed or under construction and land held for development or sale and improvement considering changing market conditions.  Continued deterioration in demand and market conditions could result in a reevaluation of the Company’s inventory, which may result in additional impairments to residential properties and land held for development or sale and improvements.  See Liquidity and Capital Resources section below for discussion on the effect of inventory impairments on the Company’s liquidity.

Gross Profit Margin:

The Company’s consolidated gross profit margins were 11.7% and 15.3% during the second quarter and first six months of fiscal 2007, respectively, compared with 23.4% and 22.8% during the same periods in fiscal 2006.

The Company’s consolidated gross profit margins, excluding inventory impairments, were 16.0% and 18.5% during the second quarter and first six months of fiscal 2007, respectively, compared with 23.4% and 22.8% during the same periods in fiscal 2006.

The decrease in Company’s consolidated gross profit margins, excluding inventory impairments,  was primarily attributable to reduced gross profit margins in the Company’s Northern, Florida and Midwest regions that were partially offset by an increase in gross profit margins in the Company’s Southern region.  These decreases primarily resulted from offering higher sales incentives in order to generate new orders and reduce new home inventory, as well as increases in  interest, the cost of land and construction materials used in building new homes.

In addition, the Company sells a variety of home types in various communities and regions, each yielding a different gross profit margin.  As a result, depending on the mix of both communities and of home types delivered, the consolidated gross profit margin may fluctuate up or down on a periodic basis and periodic profit margins may not be representative of the consolidated gross profit margin for future years.

Interest Included in Cost of Residential Properties:

Interest included in the costs and expenses of residential properties was $4,292,000 and $7,799,000 during the second quarter and first six months of fiscal 2007, respectively, compared with $3,211,000 and $5,430,000 during the same periods in fiscal 2006.  The increase in interest included in the costs and expenses of residential properties was attributable to increased interest rates on the Company’s variable rate debt during fiscal 2006 and fiscal 2007 coupled with interest payments on the Company’s subordinated notes issued in fiscal 2006.  The Company’s subordinated notes have higher interest rates than the Company’s other debt.  The interest incurred during the construction periods is capitalized to inventory and then expensed to the cost of residential properties in the period in which the home settles.

Selling, General & Administrative Expenses:

The Company’s Selling, General and Administrative Expenses include selling and advertising costs, commissions and other general and administrative costs.  For the six months ended December 31, 2006, selling, general and administrative expenses increased $7,845,000 to $56,420,000, or 16.2%, when compared with the six months ended December 31, 2005.  The increase was attributable to increases in selling and advertising costs, abandoned projects and severance compensation, partially offset by a decrease in commissions and other incentive compensation.  Selling, general and administrative expenses as a percentage of residential revenue earned for the six months ended December 31, 2006 increased to 17.9% compared to 12.8% in the same period in the prior fiscal year.  Selling, general and administrative expenses, excluding abandoned projects and severance compensation, as a percentage of residential revenue earned for the six months ended December 31, 2006 increased to 14.6% compared to 12.6% in the same period in the prior fiscal year.

For the three months ended December 31, 2006, selling, general and administrative expenses increased $4,133,000 to $31,361,000, or 15.2%, when compared with the three months ended December 31, 2005.  The increase was attributable to increases in selling and advertising costs, abandoned projects and severance compensation, partially offset by a decrease in commissions and other incentive compensation.  Selling, general and administrative expenses as a percentage of residential revenue earned for the three months ended December 31, 2006 increased to 20.5% compared to 12.3% in the same period in the prior fiscal year.  Selling, general and administrative expenses, excluding abandoned projects and severance compensation, as a percentage of residential revenue earned for the three months ended December 31, 2006 increased to 14.6% compared to 11.9% in the same period in the prior fiscal year.

Selling and Advertising:

For the six months ended December 31, 2006, selling and advertising costs increased $3,314,000 to $16,116,000, or 25.9%, when compared with the six months ended December 31, 2005.  Selling and advertising costs includes advertising, community sales office expense, model home expense, amortization of deferred marketing costs and other selling costs.  The increase in selling and advertising was primarily due to an increase in advertising costs in an effort to generate homebuyer traffic; an increase in landscaping expense in an effort to make the communities more attractive to homebuyers; an increase in maintenance costs due to the increase in inventory homes; and an increase in the amortization of deferred marketing costs and other sales office expenses primarily attributable to an increase in communities open when compared with the same period in the prior fiscal year.

For the three months ended December 31, 2006, selling and advertising costs increased $2,553,000 to $9,079,000, or 39.1%, when compared with the three months ended December 31, 2005.  The increase in selling and advertising was primarily due to an increase in advertising costs in an effort to generate homebuyer traffic; an increase in landscaping expense in an effort to make the communities more attractive to homebuyers; an increase in maintenance costs due to the increase in inventory homes; and an increase in the amortization of deferred marketing costs and other sales office expenses primarily attributable to an increase in communities open when compared with the same period in the prior fiscal year.

Commissions:

The Company’s commission expense was $6,117,000 and $12,143,000 during the second quarter and first six months of fiscal 2007, respectively, compared with $7,601,000 and $13,506,000 during the same periods in fiscal 2006.  The Company’s commission expense as a percentage of residential revenue earned was 4.0% and 3.9% during the second quarter and first six months of fiscal 2007, respectively, compared with 3.4% and 3.6% during the same periods in fiscal 2006.

The fiscal 2007 second quarter and year-to-date decrease in commission expense is related to the decrease in residential property revenue when compared with the same periods in the prior fiscal year.  The increase in commissions as a percentage of residential revenue earned is a result of added incentives in an attempt to increase new home orders.

General and Administrative:

At the end of fiscal year 2006 and the beginning of fiscal year 2007, the Company’s backlog began to decline due to the unfavorable market conditions in the homebuilding industry.  In addition, the Company’s cancellations began to increase resulting in an increase in homes in inventory.  As a result, the Company began to increase sales incentives in an effort to increase new orders and backlog and reduce inventory.  As a result of these unfavorable conditions in the homebuilding industry, the Company also began to review its land under option and agreements of sale to determine if the economics of the transaction were acceptable to the Company given the state of the market in the homebuilding industry.  For those agreements deemed unfavorable, the Company attempted to renegotiate the transaction.  If the transaction could not be renegotiated on terms favorable to the Company, the option or agreement of sale was terminated resulting in the abandoned project write-off described above.

The Company will continue to assess its land under option and agreement of sale considering changing market conditions.  Continued deterioration in demand and market conditions could result in a reevaluation of the Company’s remaining land and lots under option and agreements of sale, which may result in additional abandoned project write-offs.  See Liquidity and Capital Resources section below for discussion on the effect of abandoned project write-offs on the Company’s liquidity.

For the six months ended December 31, 2006, general and administrative costs increased $5,894,000 to $28,161,000, or 26.5%, when compared with the six months ended December 31, 2005.  The increase in general and administrative costs was primarily due to a) an increase of $8,648,000 in abandoned project write-offs, which represents due diligence costs and deposits on land projects under option which the Company elected not to pursue; b) an increase of  $1,066,000 for severance compensation; c) an increase of $975,000 in charges for a supplemental executive retirement plan, which was adopted during the second quarter of fiscal 2006, and expenses associated with the issuance of stock options, as a result of the addition of one senior executive in June 2006; d) an increase of $431,000 in connection with the Company’s start-up operation in its West Region, offset by; e) a decrease in salaries and incentive compensation.

For the three months ended December 31, 2006, general and administrative costs increased $3,064,000 to $16,165,000, or 23.4%, when compared with the three months ended December 31, 2005.  The increase in general and administrative costs was primarily due to a) an increase of $7,187,000 in abandoned project write-offs, which represents due diligence costs and deposits on land projects under option which the Company elected not to pursue; b) an increase of  $1,066,000 for severance compensation; c) an increase of $278,000 in charges for a supplemental executive retirement plan, which was adopted during the second quarter of fiscal 2006, and expenses associated with the issuance of stock options, as a result of the addition of one senior executive in June 2006; d) an increase of $217,000 in connection with the Company’s start-up operation in its West Region, offset by; e) a decrease in salaries and incentive compensation.

Income Tax Expense / (Benefit):

Income tax expense for the six months ended December 31, 2006 decreased $17,887,000 to an income tax benefit of $2,325,000 for the six months ended December 31, 2006.  The decrease in income tax expense was primarily attributable to a decrease in income from operations before income taxes for the six months ended December 31, 2006 compared to the six months ended December 31, 2005.

Income tax expense for the three months ended December 31, 2006 decreased $14,723,000 to an income tax benefit of $4,783,000 for the three months ended December 31, 2006.  The decrease in income tax expense was primarily attributable to a decrease in income from operations before income taxes for the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

The Company’s consolidated tax rate fluctuates slightly depending upon the shift in the mix of income from operations before income taxes earned in each of the Company’s regions.  The Company’s effective tax rate was 38.9% and 39.1% during the second quarter and first six months of fiscal 2007, respectively, compared with 39.2% and 40.2% during the same periods in fiscal 2006.   The Company’s overall effective tax rate decreased for the three and six months ended December 31, 2006 compared to the three and six months ended December 31, 2005 as a result of a decrease in unfavorable permanent differences resulting from stock option activity as well as increased tax benefits resulting from the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004.

Net Income / Loss:

The Company reported a net loss of $3,625,000 for the six months ended December 31, 2006 compared with net income of $23,194,000 for the six months ended December 31, 2005.  The net loss is primarily attributable to reduced gross profit margins due to increased sales incentives in an effort to increase new home orders; inventory impairments of approximately $6,009,000, net of tax and an increase in abandoned project write-offs of approximately $5,840,000, net of tax for the six months ended December 31, 2006.

The Company reported a net loss of $7,524,000 for the three months ended December 31, 2006 compared with net income of $15,416,000 for the three months ended December 31, 2005.  The net loss is primarily attributable to reduced gross profit margins due to increased sales incentives in an effort to increase new home orders; inventory impairments of approximately $4,057,000, net of tax, and an increase in abandoned project write-offs of approximately $4,912,000, net of tax, for the six months ended December 31, 2006.

Northern Region:

The Northern Region net loss was $3,369,000 for the first six months of fiscal 2007 compared with net income of $15,475,000 for the same period in fiscal 2006.  The Northern Region net loss was $4,589,000 for the second quarter of fiscal 2007 compared with net income of $10,249,000   for the same period in fiscal 2006.  The decrease in net income of $14,838,000 and $18,844,000 for the three months and six months ended December 31, 2006 when compared with the prior year is primarily due to unfavorable market conditions in the housing industry, as described above, resulting in a decrease in residential revenue earned and gross profit margin. In addition, due to unfavorable market conditions, the Company recorded inventory impairments of

$2,379,000, net of tax, in the Northern Region as a result of a slower than anticipated pace of new orders and increases in sales incentives.  Further, the Company recorded abandoned project write-offs of $3,980,000, net of tax, which represents due diligence costs and deposits on land projects under option which the Company elected not to pursue.  The aforementioned items negatively impacted net income in the Northern Region for the three and six months ended December 31, 2006 when compared with the same periods in the prior fiscal year.

Southern Region:

The Southern Region net income was $5,459,000 for the first six months of fiscal 2007 compared with $6,319,000 for the same period in fiscal 2006.  The Southern Region net income was $1,077,000 for the second quarter of fiscal 2007 compared $4,111,000 for the same period in the prior fiscal year.  The decrease in net income of $3,034,000 and $860,000 for the three months and six months ended December 31, 2006 when compared with the prior year is primarily due to unfavorable market conditions in the housing industry, as described above, resulting in a decrease in residential revenue earned and gross profit.  In addition, the Company recorded inventory impairments of $549,000, net of tax, in the Southern Region.  Further, the Company recorded abandoned project write-offs of $808,000, net of tax, which represents due diligence costs and deposits on land projects under option which the Company elected not to pursue.  The aforementioned items negatively impacted net income in the Southern Region for the three and six months ended December 31, 2006 when compared with the same periods in the prior fiscal year.

Florida Region:

The Florida Region net loss was $2,669,000 for the first six months of fiscal 2007 compared with net income of $1,497,000 for the same period in fiscal 2006.  The Florida Region net loss was $2,090,000 for the second quarter of fiscal 2007 compared with net income of $738,000 for the same period in fiscal 2006. The decrease in net income of $2,828,000 and $4,166,000 for the three months and six months ended December 31, 2006 when compared with the prior year is primarily due to unfavorable market conditions in the housing industry, as described above, resulting in a decrease in gross profit margin.   Specifically in the Florida Region, the Company experienced high new order cancellation rates as investors continued to exit various markets in the Florida region.  This resulted in an increase in new home inventory levels, causing the Company to increase sales incentives in an effort to decrease its new home inventory levels.  The increased sales incentives led to a decrease in gross profit margins thereby negatively impacting net income in the Florida Region.  The slower than anticipated pace of new orders and increased sales incentives resulted in an inventory impairment charge of $2,928,000, net of tax, further reducing net income in the Florida Region for the six months ended December 31, 2006. The aforementioned items negatively impacted net income in the Florida Region for the three and six months ended December 31, 2006 when compared with the same periods in the prior fiscal year.

Midwestern Region:

The Midwest Region net income was $216,000 for the first six months of fiscal 2007 compared with $3,029,000 for the same period in fiscal 2006.  The Midwest Region net loss was $831,000 for the second quarter of fiscal 2007 compared with net income of $2,237,000 for the same period in the prior fiscal year.  The decrease in net income of $3,068,000 and $2,813,000 for the three months and six months ended December 31, 2006 when compared with the prior year is primarily due to unfavorable market conditions in the housing industry, as described above, resulting in a decrease in residential revenue earned and gross profit margin.  In addition, due to unfavorable market conditions, the Company recorded inventory impairments of $153,000, net of tax, in the Midwestern Region as a result of a slower than anticipated pace of new orders and increases in sales incentives.  Further, the Company recorded abandoned project write-offs of $916,000, net of tax, which represents due diligence costs and deposits on land projects under option which the Company elected not to pursue. The aforementioned items negatively impacted net income in the Midwestern Region for the three and six months ended December 31, 2006 when compared with the same periods in the prior fiscal year.

Liquidity and Capital Resources

On an ongoing basis, the Company requires capital to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales.  These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities.  The Company’s sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured.  During the second quarter of fiscal year 2007, the Company repaid the $5,000,000 note outstanding in connection with the Realen acquisition.  In January 2007, the Company entered into an agreement of sale to sell a parcel of land in its Southern Region for approximately $13,600,000.  The Company expects to complete this sale in early February 2007 and to net approximately $10,000,000 in available cash from this transaction.  With the proceeds from this transaction, the Company expects to repay outstanding obligations under its Revolving Credit Facility described below.  The Company believes that cash on hand, funds generated from operations and financial commitments from available lenders will provide sufficient capital for the Company to meet its existing operating needs through June 30, 2007.  However, for a discussion of a projected debt covenant violation at June 30, 2007, see the Default under Revolving Credit Facility section below.

Default under Revolving Credit Facility:

As a result of the Company’s inventory impairment and abandoned project charges, the Company was in violation of its debt service ratio covenant at December 31, 2006.  The debt service ratio is the Company’s Adjusted EBITDA to debt service, as defined in the Amended and Restated Credit Agreement described below.  Each component, Adjusted EBITDA and debt service, is comprised of the trailing twelve month’s activity.  Subsequent to December 31, 2006 and prior to the filing of the Company’s Form 10-Q for the second quarter of fiscal 2007, the Company entered into an amendment to the Amended and Restated Credit Agreement (“Second Amendment to the Amended and Restated Credit Agreement”).  As a result, on February 7, 2007, and as of December 31, 2006, the Company was in compliance with the covenants contained in the Amended and Restated Credit Agreement, as amended.  At December 31, 2006, approximately $511,950,000 of borrowings and approximately $40,724,000 of letters of credit and other assurances were outstanding under the Revolving Credit Facility.  See details of the Second Amendment to the Amended and Restated Credit Agreement below.

During the course of completing its projected debt covenant compliance calculations for the remainder of the fiscal year, and due to current unfavorable conditions in the homebuilding industry, the Company determined that it is unlikely that it will meet its debt service ratio covenant at June 30, 2007.  A violation of this covenant, unless waived by the lenders or otherwise cured, would constitute an event of default under the Revolving Credit Facility, giving the lenders the right to terminate their obligations to make additional loans under the Revolving Credit Facility, demand immediate payment in full of all amounts outstanding, foreclose on collateral and exercise other rights and remedies granted under the Revolving Credit Facility and related loan documents and as may be available pursuant to applicable law.  The Company is currently in discussions with its lenders with respect to the potential violation of its debt service covenant with a view toward obtaining an amendment or waiver of the covenant so as to be in compliance.  While the Company believes it can negotiate an acceptable resolution, there can be no assurance that the Company will be able to negotiate an amendment or waiver or that such amendment or waiver will be on terms acceptable to the Company.  If the Company is unable to obtain a waiver from its lenders, it could have a material adverse effect on the Company’s financial position.

Revolving Credit Facility:

At December 31, 2006, the Company had $97,326,000 of borrowing capacity under its secured revolving credit facility discussed below, of which $3,536,000 was available to be drawn based upon the Company’s borrowing base.  A majority of the Company’s debt is variable rate, primarily based on 30-day LIBOR, and therefore, the Company is exposed to market risk in connection with interest rate changes.  At December 31, 2006, the 30-day LIBOR rate of interest was 5.32%.

On January 24, 2006, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc. as guarantor, entered into an Amended and Restated Revolving Credit and Loan Agreement (as amended, the “Amended and Restated Credit Agreement”) for a $650,000,000 Senior Secured Revolving Credit and Letter of Credit Facility (the “Revolving Credit Facility”) with various banks as lenders.  The Amended and Restated Credit Agreement was amended on November 1, 2006 (“First Amendment to the Amended and Restated Credit Agreement”).

Under and subject to the terms of the Revolving Credit Facility, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for investment in joint ventures, for working capital and for such other appropriate purposes as may be approved by the lenders.  The Revolving Credit Facility is primarily collateralized by real estate held for development and sale.  In addition, in connection with the Amended and Restated Credit Agreement, the Company entered into an amended and restated Guaranty Agreement.

The Revolving Credit Facility has a maturity date of December 20, 2008 and may be increased to $750,000,000 under certain circumstances.  Borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus a non-default variable spread ranging from 165 basis points to 225 basis points, depending upon the Company’s leverage ratio.  During the term of the Revolving Credit Facility, interest is payable monthly in arrears.  At December 31, 2006, the interest rate was 7.45%, which included a 212.5 basis point spread.

The Company is subject to certain financial ratios and customary covenants as set forth in the Amended and Restated Credit Agreement.  These financial ratios and covenants include, but are not limited to, debt service; consolidated adjustable tangible net worth; leverage; investments in joint ventures, land held for development and sale and speculative inventory; and limitations on subordinated and purchase money mortgage debt.  As described below, the Amended and Restated Credit Agreement was amended on November 1, 2006 and February 7, 2007.  As a result of the November 1, 2006 and February 7, 2007 amendments, the Company was in compliance with all applicable financial ratios and covenants in the Amended and Restated Credit Agreement as of September 30, 2006 and December 31, 2006, respectively.

First Amendment to the Amended and Restated Credit Agreement dated November 1, 2006:

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

Second Amendment to the Amended and Restated Credit Agreement dated February 7, 2007:

On February 7, 2007, the Company’s Amended and Restated Credit Agreement was further amended as follows:

•                  Adjusted EBITDA as defined in the Amended and Restated Credit Agreement was revised for the debt service ratio covenant.  The revised Adjusted EBITDA used for the debt service ratio covenant was revised to include add-backs for inventory impairments and abandoned project write-offs, plus certain other non-cash charges and extraordinary losses, and deductions for certain other non-cash credits and extraordinary gains.  Without this adjustment the Company’s debt service ratio would have been 1.61 to 1.00 at December 31, 2006

•                  The required debt service ratio was reduced from 1.65-to-1.00 to 1.50-to-1.00 at March 31, 2007.

•                  The permitted ratio of all land owned which is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the Company’s consolidated adjusted tangible net worth was reset from 1.85-to-1.00 to 1.90-to-1.00 at December 31, 2006 and from 1.75-to-1.00 to 1.90-to-1.00 at March 31, 2007.  At December 31, 2006 this ratio was 1.85-to-1.00

Trust Preferred Securities:

On November 23, 2005, the Company issued $75,000,000 of trust preferred securities which mature on January 30, 2036 and are callable, in whole or in part, at par plus accrued interest on or after January 30, 2011.  For the first ten years, the securities have a fixed interest rate of 8.61% per annum.  Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 360 basis points per annum, resetting quarterly. In the event the Company fails to meet certain financial covenants for three consecutive quarters, the applicable rate of interest will be increased by 300 basis points until such time as the Company is in compliance with the financial covenants, then the interest rate will return to its original amount.  It is an event of default if the increased interest rate is in effect for four consecutive quarters.  The occurrence of an event of default, may trigger demand for immediate payment in full of all amounts outstanding, whereupon all outstanding amounts will be immediately due and payable.  At December 31, 2006 the Company failed to meet the Interest Coverage Ratio Covenant of 1.75-to-1.00.  Under the indenture, the Interest Coverage Ratio is defined as the Company’s Adjusted EBITDA to debt service for the trailing twelve month period.  This was the first quarter the Company failed to meet any financial covenants under the trust preferred securities.  The transaction is treated as debt for financial statement purposes.  The Company used proceeds from the sale of these securities to repay outstanding obligations under the Revolving Credit Facility discussed above.

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

The Company used a 4% annual compensation increase and a 6.16% discount rate in its calculation of the present value of its projected benefit obligation at June 30, 2006.  The discount rate used represented the Moody’s AA bond rate for long-term bonds as of June 30, 2006.  The Company recognized the following costs related to the SERP for the period ended December 31, 2006:

	Three Months Ended		Six Months Ended
	December 31,
	2006	2005	2006	2005
	(Unaudited)
	(in thousands)
Net periodic pension cost:
Service cost	$201,000	$180,000	$371,000	$180,000
Interest cost	127,000	103,000	221,000	103,000
Amortization of prior service cost	91,000	111,000	181,000	111,000
Total net periodic pension cost	$419,000	$394,000	$773,000	$394,000

As the SERP was not adopted until December 1, 2005, the Company did not recognize any net periodic pension costs during the three months ended September 30, 2005.

Deferred Compensation Plan:

On December 1, 2005, the Company adopted an Executive Compensation Deferral Plan (the “Deferral Plan”) effective as of June 1, 2005.  Under the Plan, participants will have the ability to defer a portion of their compensation which will be credited to an account maintained by the Company for the participant. Amounts contributed by participants are always vested. Participant deferral accounts will be maintained by the Company for recordkeeping purposes only. Participants will have no interest in any assets which may be set aside by the Company to meet its obligations under the Deferral Plan.  At December 31, 2006, the Company had obligations totaling $1,583,000 in connection with the Deferral Plan.  The deferred compensation is included in accrued expenses on the Company’s Consolidated Balance Sheet at December 31, 2006.

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

The Company did not repurchase any shares under the share repurchase program during the six months ended December 31, 2006.

Cash Flow Statement:

Net cash used in operating activities for the six months ended December 31, 2006 was $74,545,000, compared to net cash used in operating activities for the prior year six month period of $151,509,000.  The decrease was primarily attributable to a decrease in cash used for real estate held for development and sale relating to site improvement costs for land previously acquired and land acquisitions. The decrease in cash used for land deposits and costs of future development coupled with decreased net income and increased write-offs associated with real estate held for development and sale and land deposits and costs of future development also contributed to the decrease in cash used in operating activities. Net cash used in investing activities for the six months ended December 31, 2006 was $175,000, compared to $678,000 for the prior fiscal period.  This decrease was attributable to a decrease in fixed asset additions.  Net cash provided by financing activities for the six months ended December 31, 2006 was $83,729,000, compared to $132,310,000 for the prior fiscal period.  The majority of this decrease relates to a decrease in net borrowings for the six months ended December 31, 2006 when compared with the same period in the prior fiscal year.

Cash dividends are approved on a quarterly basis by the Company’s Board of Directors, subject to its discretion.  Net cash provided by operating activities is used to pay cash dividends.

Lot Positions

As of December 31, 2006, the Company owned or controlled approximately 13,100 building lots.  Included in the aforementioned lots, the Company had contracted to purchase, or has under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $258,257,000 that are expected to yield approximately 4,500 building lots.

Undeveloped Land Acquisitions:

In recent years, the process of acquiring desirable undeveloped land has become extremely competitive, particularly in the northern region, mostly due to the lack of available parcels suitable for development.  In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction.  Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land by forfeiture of its deposit under the agreement.  For the six months ended December 31, 2006, the Company forfeited $2,908,000 of land deposits and expensed an additional $6,701,000 of pre-acquisition costs related to the cancellation of purchase agreements.  The Company will continue to assess its investment in land deposits and costs of future development considering changing market conditions.  Continued deterioration in demand and market conditions could result in a decision to walk away from additional land and lot options and a reevaluation of the Company’s investment in land deposits and costs of future development which may result in additional write-offs. Included in the balance sheet captions “Inventory not owned — Variable Interest Entities” and “Land deposits and costs of future development,” at December 31, 2006, the Company had $25,078,000 invested in 33 parcels of undeveloped land, of which $14,368,000 was deposits, a portion of which is non-refundable.  At December 31, 2006, overall undeveloped parcels of land under contract had an aggregate purchase price of approximately $197,996,000 and were expected to yield approximately 3,855 building lots.

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

At December 31, 2006, the Company had contracted to purchase or had under option approximately 651 improved building lots for an aggregate purchase price of approximately $60,261,000.  At December 31, 2006, the Company had $2,981,000 invested in these improved building lots, of which $2,723,000 is deposits.  There were no deposits forfeited during the six months ended December 31, 2006 with respect to improved building lots.

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

Accounting for share based payments:
In December 2004, the FASB revised SFAS No. 123 through the issuance of SFAS No. 123-R “Share Based Payment”, revised (“SFAS 123-R”).  SFAS 123-R was effective for the Company commencing July 1, 2005.  SFAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  The fair value based method in SFAS 123-R is similar to the fair-value-based method in SFAS No. 123 in most respects, subject to certain key differences.  As the Company previously adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock awards granted, commencing on July 1, 2002, the impact of the modified prospective adoption of SFAS 123-R did not have a significant impact on the financial position or results of operations of the Company.  The Company amortizes compensation expense on a straight line basis over the vesting period of each option grant.  The Company utilizes the Black-Scholes option pricing model to calculate the compensation expense associated with stock options.  For the six months ended December 31, 2006, the Company recorded pretax compensation expense associated with stock awards of $906,000.  Total compensation cost related to nonvested awards not yet recognized of $5,353,000 will be recognized according to vesting schedules through March 2015.  For the six months ended December 31, 2006, the Company recognized a $948,000 tax benefit resulting from the exercise of 230,000 non-qualified stock options by Michael T. Vesey, President and Chief Operating Officer and Joseph A. Santangelo, former Chief Financial Officer.

Accounting for income taxes:
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 prescribes a more-likely than not recognition threshold as well as a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of the adoption of FIN 48.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

In addition to historical information, this report contains statements relating to future events or our future results.  These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by statute.  Generally words such as “may”, “will”, “should”, “could”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, and “believe” or the negative of or other variation on these and other similar expressions identify forward-looking statements.  These forward-looking statements including, without limitation, statements with respect to potential liabilities relating to litigation currently pending against us, anticipated reductions in inventory, market conditions, anticipated future dividends, anticipated delivery of homes in backlog, expected warranty costs, future land acquisitions, the direction of the housing market and the availability of sufficient capital for us to meet our operating needs, are made only as of the date of this report.  We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.  For additional information on some potential risks, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates.  The Company’s principal market risk exposure continues to be interest rate risk.  A majority of the Company’s debt is variable based on LIBOR or the prime rate, and, therefore, affected by changes in market interest rates.  Based on current operations, an increase or decrease in interest rates of 100 basis points will result in a corresponding increase or decrease in cost of sales and interest charges incurred by the Company of approximately $5,120,000 in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered.  The Company believes that reasonably possible near-term interest rate changes will not result in a material negative effect on future earnings, fair values or cash flows of the Company.  Generally, the Company has been able to recover any increased costs of borrowing through increased selling prices; however, there is no assurance the Company will be able to continue to increase selling prices to cover the effects of any increase in near-term interest rates.

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

There have been no material adverse changes to the Company’s (1) exposure to market risk and (2) management of these risks, since June 30, 2006.

Item 4.                           Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, President and Chief Operating Officer, and Acting Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms and also to ensure information required to be disclosed is accumulated and communicated to management.  There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

The Company is currently involved in three separate actions involving injuries on the job allegedly suffered by employees of its subcontractors and one wrongful death and survival action of which the potential claim and ultimate outcome is currently unknown.  The injuries range from various fractures requiring surgery to low back and neck injuries.  Given the uncertainty surrounding the ultimate outcome of the claims, the Company has not recorded any reserve with respect to these claims at December 31, 2006.   The Company is self-insured up to $2,000,000 for each general liability claim with a $25,000,000 general liability umbrella policy thereafter.  See Note (M) for additional information on the Company’s self-insurance policy.  With respect to these claims, the Company is aggressively pursuing the insurance and indemnification available to it from its subcontractors.  While the Company currently believes that the ultimate outcome of these claims, individually and in the aggregate, will not have a material adverse effect on the financial position, operating results or cash flows of the Company, litigation is subject to inherent uncertainties.  If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the Company’s net income in the period in which the unfavorable outcome occurs.

In addition, from time to time the Company is named as a defendant in legal actions arising from its normal business activities.  Although the amount of liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of the Company any such liability will not have a material adverse effect on the financial position, operating results or cash flows of the Company.

Item 1A.                                                  Risk Factors.

Set forth below is a discussion of the material changes in our risk factors as previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended June 30, 2006 (“2006 Form 10-K”).

The information presented below updates, and should be read in conjunction with, the risk factors and other information disclosed in our 2006 Form 10-K.

Deterioration of market conditions in the homebuilding industry and customer demand could adversely affect our results of operations.

During the quarter ended December 31, 2006, we decided not to pursue development of certain parcels of land on which we had option agreements and the acquisition of certain lots on which we had options resulting in write-offs of land deposits and pre-acquisition costs.  In addition, we recorded significant impairments to residential properties completed or under construction and land held for development or sale and improvements.  The impairments were primarily due to a slower than anticipated pace of new orders and increases in sales incentives required to generate new home orders.  These write-offs and impairments adversely affected our results of operations during the quarter ended December 31, 2006.    If market conditions in the homebuilding industry or customer demand continue to deteriorate or do not improve in future periods, we may decide not to pursue development of additional parcels of land or the acquisition of additional lots on which we have option agreements, and the value of existing land holdings and residential properties may continue to decline.  This would lead to further write-offs of deposits and pre-acquisition costs and impairments to residential properties and land held for development or sale and improvements.

We believe it is unlikely that we will be able to satisfy certain financial covenants in our Amended and Restated Credit Agreementas of June 30, 2007. If we are not able to satisfy these covenants, obtain waivers of or amendments to the covenants, or negotiate a new facility without these terms prior to this time, our lenders could declare a default and demand repayment.

Our Amended and Restated Credit Agreement required us to maintain a certain “Debt Service Ratio” of 2:00-to-1:00 at December 31, 2006.  Generally, the Debt Service Ratio was the ratio of the Company’s “Adjusted EBITDA” to “Debt Service” (each as defined in the Amended and Restated Credit Agreement).  As of December 31, 2006, our Debt Service Ratio was 1:61-to-1:00.  Our Amended and

Restated Credit Agreement, was further amended by a Second Amendment to Amended and Restated Revolving Credit Loan Agreement dated as of February 7, 2007 (the “Second Amendment”).  The Second Amendment amended the calculation of the Debt Service Ratio to add inventory impairment and abandoned project charges, and certain other non-cash charges, back to Adjusted EBITDA for purposes of calculation our Debt Service Ratio, which resulted in the Company being in compliance with the Debt Service Ratio covenant as of December 31, 2006.  The Second Amendment also revised certain financial covenants as of March 31, 2007, but did not adjust any financial covenants as of June 30, 2007 or later.

We have determined it is unlikely that we will meet the existing Debt Service Ratio covenant at June 30, 2007 as set forth in the Second Amendment.  A violation of this covenant, unless waived by the lenders or otherwise cured, would constitute an event of default under the Amended and Restated Credit Agreement, giving the lenders the right to terminate their obligations to make additional loans under the Amended and Restated Credit Agreement, demand immediate payment in full of all amounts outstanding, foreclose on collateral and exercise other rights and remedies granted under the Amended and Restated Credit Agreement and related loan documents and as may be available pursuant to applicable law.  We are currently in discussions with our lenders with respect to the potential violation of the Debt Service Ratio covenant with a view toward obtaining an amendment or waiver of the covenant so as to be in compliance at June 30, 2007.  We may not be able to negotiate an amendment or waiver or other acceptable resolution or any such waiver, amendment or other resolution may not be on terms acceptable to the Company.  If we are unable to negotiate a resolution and are in breach of the Debt Service Ratio covenant or any other covenant as of June 30, 2007 and our lenders declared a default, there is no assurance that we would be able to obtain financing to pay amounts owed under the Amended and Restated Credit Agreement or to continue to fund on-going operations.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

On December 7, 2006, the Company held its Annual Meeting of Stockholders pursuant to a notice dated October 27, 2006.  Definitive proxy materials were filed with the Securities and Exchange Commission prior to the meeting.  A total of 17,998,056 shares were voted at the meeting, constituting 97.5% of the 18,462,984 shares entitled to vote.

At the Annual Meeting, the ten nominees (Benjamin D. Goldman, Jerome S. Goodman, Robert N. Goodman, Andrew N. Heine, David Kaplan, Lewis Katz, Jeffrey P. Orleans, Robert M. Segal, John W. Temple and Michael T.Vesey) for election to the Company’s Board of Directors were all elected. The results of the vote were as follows:

	Share Voted For	Shares for Which Vote was Withheld

Benjamin D. Goldman	17,320,032	678,024
Jerome S. Goodman	15,956,854	2,041,202
Robert N. Goodman	17,320,492	677,564
Andrew N. Heine	17,320,492	677,564
David Kaplan	17,320,292	677,764
Lewis Katz	17,315,112	682,944
Jeffrey P. Orleans	17,320,253	677,803
Robert M. Segal	17,315,171	682,885
John W. Temple	17,315,012	683,044
Michael T. Vesey	17,319,795	678,261

At the Annual Meeting, the Amended and Restated Orleans Homebuilders, Inc. 2004 Omnibus Stock Incentive Plan (the “Amended and Restated Plan”) was approved with 15,167,669 votes for the Amended and Restated Plan, 745,367 votes against the Amended and Restated Plan and 2,427 abstentions.  The Amended and Restated Plan increased the number of shares of common stock authorized for issuance under the Orleans Homebuilders, Inc. 2004 Omnibus Stock Incentive Plan by 350,000 shares to 400,000 shares and increased the per person fiscal year grant limitation to 250,000 shares.

Also at the Annual Meeting, the Orleans Homebuilders, Inc. Cash Bonus Plan for C. Dean Amann II (the “Amann Cash Bonus Plan”) was approved with 15,073,062 votes for the Amann Cash Bonus Plan, 834,399 votes against the Amann Cash Bonus Plan and 8,001 abstentions.  The Amann Cash Bonus Plan provides for a cash bonus to be paid to Mr. Amann in any plan year, which is the same as the Company’s fiscal year, in which there are net pre-tax profits for the Company’s Northern and Midwestern Divisions.  Net pre-tax profits for the Amann Cash Bonus Plan means the net profits for the Company’s Northern and

Midwestern Divisions, determined on a pre-tax basis, after taking into account accrual and/or payment of employee bonuses, including with out limitation, under the Company’s Amended and Restated Plan (to the extent such expenses are allocable to the Company’s Northern and Midwestern Divisions and excluding any bonus payable pursuant to the Amann Cash Bonus Plan), and without taking into account nonrecurring items, income or loss arising from discontinued operations or other extraordinary events or transactions.  Net pre-tax profits for the Amann Cash Bonus Plan as described above are determined by applying generally accepted accounting principles.  If there are no pre-tax profits for the Company’s Northern and Midwestern Divisions in a given plan year, no cash bonus will be paid pursuant to the Amann Cash Bonus Plan.

Item 6.                                                           Exhibits.

10.1

First Amendment to Amended and Restated Revolving Credit Loan Agreement, dated November 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 3, 2006).

10.2**

Amended and Restated Orleans Homebuilders, Inc. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 27, 2006).

10.3**

Orleans Homebuilders, Inc. Cash Bonus Plan for C. Dean Amann, II (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on October 27, 2006).

10.4*	Second Amendment to the Amended and Restated Revolving Credit Loan Agreement, dated February 7, 2007.

31.1*	Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of James W. Thompson pursuant to Section 302 Sarbanes-Oxley Act of 2002.

32.1*	Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael T. Vesey pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.3*	Certification of James W. Thompson pursuant to Section 906 Sarbanes-Oxley Act of 2002.

* Exhibits filed herewith electronically.

** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORLEANS HOMEBUILDERS, INC.
(Registrant)

February 9, 2007	Michael T. Vesey
Michael T. Vesey
President and Chief Operating Officer

February 9, 2007	James W. Thompson
James W. Thompson
Acting Chief Financial Officer

EXHIBIT INDEX

10.4*	Second Amendment to the Amended and Restated Revolving Credit Loan Agreement, dated February 7, 2007.

31.1*	Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of James W. Thompson pursuant to Section 302 Sarbanes-Oxley Act of 2002.

32.1*	Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.2*	Certification of Michael T. Vesey pursuant to Section 906 Sarbanes-Oxley Act of 2002.

32.3*	Certification of James W. Thompson pursuant to Section 906 Sarbanes-Oxley Act of 2002.

* Exhibits filed herewith electronically.