Form 10-Q
period 2007-03-31
ORLEANS HOMEBUILDERS INC
filed 2007-05-10
CIK 38570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No  ☒

Number of shares of common stock, par value $0.10 per share, outstanding as of

May 8, 2007:     18,501,641

(excluding 196,490 shares held in Treasury).

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Orleans Homebuilders, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	March 31,	June 30,
	2007	2006
Assets
Cash and cash equivalents	$12,674	$15,964
Restricted cash - due from title company	9,341	25,304
Restricted cash - customer deposits	10,111	9,293
Real estate held for development and sale:
Residential properties completed or under construction	245,385	272,068
Land held for development or sale and improvements	543,319	544,574
Inventory not owned - Variable Interest Entities	56,044	117,073
Property and equipment, at cost, less accumulated depreciation	2,659	3,344
Deferred taxes	21,908	—
Intangible assets	4,329	4,329
Goodwill	4,180	20,514
Receivables, deferred charges and other assets	21,660	21,178
Land deposits and costs of future development	12,888	26,862
Total Assets	$944,498	$1,060,503

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$18,000	$40,796
Accrued expenses	27,041	73,490
Deferred taxes	—	697
Customer deposits	17,053	16,209
Obligations related to inventory not owned - Variable Interest Entities	47,406	103,636
Mortgage and other note obligations	492,120	422,608
Subordinated notes	105,000	105,000
Other notes payable	827	5,885
Total Liabilities	707,447	768,321

Commitments and contingencies (See Note N)

Redeemable common stock	—	240

Shareholders’ Equity:
Common stock, $0.10 par, 23,000,000 shares authorized, 18,698,131 shares issued at March 31, 2007 and June 30, 2006	1,870	1,870
Capital in excess of par value - common stock	72,337	72,624
Retained earnings	165,333	221,967
Treasury stock, at cost (196,490 and 337,324 shares held at March 31, 2007 and June 30, 2006, respectively)	(2,489)	(4,519)
Total Shareholders’ Equity	237,051	291,942

Total Liabilities and Shareholders’ Equity	$944,498	$1,060,503

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Earned revenues
Residential properties	$128,886	$207,843	$443,830	$586,718
Land sales	14,864	—	17,069	1,353
Other income	2,244	2,072	7,326	6,136
	145,994	209,915	468,225	594,207
Costs and expenses
Residential properties	162,856	161,411	429,496	453,998
Land sales	15,739	—	17,344	1,150
Other	1,397	1,407	4,913	4,631
Selling, general and administrative	33,784	25,864	90,204	74,439
Impairment of goodwill	16,334	—	16,334	—
Interest:
Incurred	12,485	10,779	36,871	26,497
Less capitalized	(12,485)	(10,779)	(36,871)	(26,497)
	230,110	188,682	558,291	534,218

Income / (loss) from operations before income taxes	(84,116)	21,233	(90,066)	59,989
Income tax expense / (benefit)	(32,218)	8,424	(34,543)	23,986

Net income / (loss)	$(51,898)	$12,809	$(55,523)	$36,003

Basic earnings / (loss) per share	$(2.81)	$0.69	$(3.01)	$1.94

Diluted earnings / (loss) per share	$(2.81)	$0.68	$(3.01)	$1.91

Dividends declared per share	$0.02	$0.02	$0.06	$0.06

Basic weighted average shares outstanding	18,491	18,445	18,443	18,514

Diluted weighted average shares outstanding	18,491	18,781	18,443	18,854

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(Unaudited)

(dollars in thousands)

			Capital in
	Common Stock		Excess of		Treasury Stock
	Shares		Par Value -	Retained	Shares
	Issued	Amount	Common Stock	Earnings	Held	Amount	Total
Balance at June 30, 2006	18,698,131	$1,870	$72,624	$221,967	337,324	$(4,519)	$291,942

Redeemable common stock expired			240				240

Shares awarded under Stock Award Plan			177				177

Fair market value of stock options issued			1,183				1,183

Stock options, net			(2,955)		(140,834)	2,030	(925)

Tax benefit of stock option exercises			1,068				1,068

Dividends paid on common stock				(1,111)			(1,111)

Net loss				(55,523)			(55,523)

Balance at March 31, 2007	18,698,131	$1,870	$72,337	$165,333	196,490	$(2,489)	$237,051

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income / (loss)	$(55,523)	$36,003
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	960	928
Write-off of real estate held for development and sale	57,186	—
Write-off of land deposits and costs of future development	20,272	1,255
Write-off of Goodwill	16,334	—
Amortization of note discount	6	50
Deferred taxes	(22,605)	(304)
Stock based compensation expense	1,444	392
Changes in operating assets and liabilities:
Restricted cash - due from title company	15,963	18,813
Restricted cash - customer deposits	(818)	348
Real estate held for development and sale	(28,848)	(255,465)
Receivables, deferred charges and other assets	(482)	(2,957)
Land deposits and costs of future developments	2,101	(5,299)
Accounts payable and other liabilities	(73,329)	(13,746)
Customer deposits	844	2,984
Net cash used in operating activities	(66,495)	(216,998)

Cash flows from investing activities:
Purchases of property and equipment	(275)	(894)
Net cash used in investing activities	(275)	(894)

Cash flows from financing activities:
Borrowings from loans secured by real estate assets	108,000	190,959
Repayment of loans secured by real estate assets	(38,488)	(91,384)
Borrowings from subordinated notes	—	105,000
Repayment of other note obligations	(5,064)	(3,560)
Purchase of treasury stock	(949)	(3,303)
Proceeds from Stock Award Plan	—	284
Tax benefit from exercise of stock options	1,068	249
Proceeds from stock options exercised	24	59
Common stock dividend paid	(1,111)	(742)
Net cash provided by financing activities	63,480	197,562

Net decrease in cash and cash equivalents	(3,290)	(20,330)
Cash and cash equivalents at beginning of year	15,964	62,576
Cash and cash equivalents at end of period	$12,674	$42,246

Supplemental disclosure of cash flow activities:
Interest paid, net of amounts capitalized	$—	$—
Income taxes paid	$1,500	$25,919

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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the consolidated financial position of the Company for the periods presented.  The interim operating results of the Company may not be indicative of operating results for the full year.

Accounting for financial statement misstatements:

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

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

Accounting for defined benefit pensions and other postretirement benefits:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards (“SFAS”) 158.  SFAS 158 requires companies to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur.  In addition, SFAS 158 requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The effective date for the adoption of SFAS 158 for publicly traded companies, as it relates to the recognition provisions is as of the end of the fiscal years ending after December 15, 2006.  The measurement provisions are effective for fiscal years ending after December 15, 2008, however early application is encouraged.  The Company will adopt SFAS 158 as of June 30, 2007.  The impact of this application is to eliminate the Company’s intangible asset that was recognized in connection with the application of SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”).  The Company’s intangible asset related to SFAS 87 at March 31, 2007 is approximately $4,329,000.  Additionally, the Company’s other comprehensive income will be reduced and accrued expenses will be increased by the current period gains or losses and the prior service costs that have not been recognized as a component of net periodic pension cost.

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

At March 31, 2007, the Company consolidated twelve VIEs as a result of its options to purchase land or lots from the selling entities.  The Company paid cash or issued letters of credit deposits to these twelve VIEs totaling $5,970,000 and incurred additional pre-acquisition costs totaling $2,668,000.  The Company’s deposits and any costs incurred prior to acquisition of the land or lots represent the Company’s maximum exposure to loss. The fair value of the VIEs inventory is reported as “Inventory not owned — Variable Interest Entities.” The Company recorded $56,044,000 in Inventory Not Owned — Variable Interest Entities as of March 31, 2007.  The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $47,406,000 at March 31, 2007, was reported on the balance sheet as “Obligations related to inventory not owned — Variable Interest Entities.” Creditors, if any, of these VIEs have no recourse against the Company.

The Company will continue to secure land and lots using options.  Including the deposits and other costs capitalized in connection with the VIEs discussed in the prior paragraph, the Company had total costs incurred to acquire land and lots at March 31, 2007 of approximately $21,526,000, including $12,436,000 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $185,887,000. The maximum exposure to loss is limited to the deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

Accounting for share based payments:

In December 2004, the FASB revised SFAS No. 123 through the issuance of SFAS No. 123-R “Share Based Payment”, revised (“SFAS 123-R”).  SFAS 123-R was effective for the Company commencing July 1, 2005.  SFAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  The fair value based method in SFAS 123-R is similar to the fair-value-based method in SFAS No. 123 in most respects, subject to certain key differences.  As the Company previously adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock awards granted, commencing on July 1, 2002, the impact of the modified prospective adoption of SFAS 123-R did not have a significant impact on the financial position or results of operations of the Company.  The Company amortizes compensation expense on a straight line basis over the vesting period of each option grant.  The Company utilizes the Black-Scholes option pricing model to calculate the compensation expense associated with stock options.  For the nine months ended March 31, 2007, the Company recorded pretax compensation expense associated with stock awards of $1,360,000.  Total compensation cost related to non-vested awards not yet recognized of $7,349,000 will be recognized according to vesting schedules through March 2015.  For the nine months ended March 31, 2007, the Company recognized a $1,068,000 tax benefit resulting from the exercise of 250,000 stock options by Michael T. Vesey, President and Chief Operating Officer, Joseph A. Santangelo, former Chief Financial Officer and Kyle Upper, Executive Vice President.

Accounting for income taxes:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 prescribes a more-likely than not recognition threshold as well as a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  We will be required to adopt this interpretation in the first quarter of fiscal year 2008.  The Company is currently evaluating the impact of the adoption of FIN 48.

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

Inventory Impairment:

SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires long-lived assets to be tested for recoverability whenever events or changes indicate that the carrying amount may not be recoverable.  Based on deteriorating market conditions that began in 2006 and continued through March 31, 2007 and increasing uncertainty of the availability of mortgage lending for buyers as a result of the recent changes in the sub-prime mortgage market, the Company believes that there have been significant events that required a review of the recoverability of long-lived assets.

The uncertainty in mortgage lending caused by the recent changes in the sub-prime mortgage market is the result of rising delinquencies and defaults by borrowers as they experience financial difficulties due to rising interest rates.  This credit deterioration has led to the bankruptcies of major sub-prime mortgage lenders, an overall lending capacity decline and the tightening of lending standards.  These factors have led to the reduction in the pool of potential resale / existing home buyers.

See Note (E), below, for impairment charges taken during the three and nine months ended March 31, 2007 related to these assets.

Goodwill and Other Intangibles:

Effective July 1, 2001, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS No. 141, “Business Combinations” (“SFAS 141”).  In accordance with SFAS 142, upon adoption of SFAS 142, the Company discontinued the amortization relating to all existing indefinite lived intangible assets.

SFAS 142 requires an annual assessment of goodwill and non-amortizable intangible assets to determine potential impairment of such assets.  When required by certain triggering events, the Company reviews its assessment of goodwill on a quarterly basis.  See Note (D), below, for impairments related to the March 31, 2007 assessment.

New Accounting Pronouncements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.  SFAS 157 will be effective for the Company’s fiscal year ending June 30, 2009.  The Company is currently evaluating this standard and have not yet determined what impact it would have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 provides an entity with the option to measure many financial instruments and certain other items at fair value.  Under the fair value option, an entity will report unrealized gains and losses on those items at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year ending June 30, 2009.  The Company is currently evaluating this standard and have not yet determined what impact, if any, the fair value option would have on our consolidated financial statements.

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

The Company paid $29,300,000 in cash, to acquire the Assets.  The Company also assumed certain liabilities of Peachtree Residential Properties, less $200,000 that was retained by the Company and applied towards the administration of certain home warranty claims.

Realen Homes Acquisition:

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

In accordance with the Purchase Agreement, the consideration paid by the Company consisted of: (i) $53,348,000 in cash delivered at closing, (ii) a promissory note of the Company in the aggregate principal amount of $5,000,000, payable over a period of up to two years, with an interest rate of 3% per year and (iii) a warranty holdback of $1,500,000 retained by the Company to be applied toward the administration of any warranty claims made against Realen Homes in excess of certain predetermined amounts.  The purchase price was determined based on Realen Homes’ book value at June 30, 2004, its management personnel, its profitability, its backlog and its land position.  The warranty holdback was settled during the second quarter of fiscal year 2007.

The Company evaluated the $5,000,000 3% note in accordance with Accounting Principles Board Opinion No. 21, “Interest on Receivables and Payables” (“APB 21”) and determined that it was a below market rate note.  In accordance with APB 21, the Company estimated, based on current market conditions that the Company would likely have been able to obtain similar fixed-rate financing from a third party at approximately 150 basis points higher than the note actually assumed.  The Company imputed interest on the note at 4.5% and reduced the carrying value of the note from $5,000,000 to $4,863,000.  The discount of $137,000 was recorded as interest expense over the life of the note.  The Company recorded the remaining $6,000 of the discount to interest expense during the current fiscal year.  The $5,000,000 note was repaid in full during the second quarter of fiscal year 2007.

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

The Company accounted for the acquisition as a purchase in accordance with SFAS No. 141, “Business Combinations.”  The purchase price was allocated to goodwill for $13,327,000, which is defined as the fair value of assets and liabilities acquired in excess of the purchase price, and to intangible assets for $500,000.  During the three and nine months ended March 31, 2007, the Company recorded an impairment charge of $13,327,000 on the goodwill.  See Note (D) for additional discussion related to the impairment of goodwill.  The intangible assets represented the intangible value of the backlog acquired from Realen Homes.  The intangible value of the backlog was amortized into cost of sales as the acquired backlog was delivered.  The Company amortized the remaining $6,000 of the intangible value of the backlog acquired from Realen Homes during the three months ended September 30, 2005.

Masterpiece Homes Acquisition:

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

The Company accounted for these transactions in accordance with SFAS No. 141, “Business Combinations”, whereby approximately $5,700,000 was considered to be part of the purchase price of the business and the remainder part of employee compensation.  That portion related to employee compensation will be charged to expense over the period to which it relates.  With respect to the amounts allocated to the purchase, such amounts were allocated to the fair value of assets and liabilities acquired with the excess of approximately $3,007,000 allocated to goodwill.  During the three and nine months ended March 31, 2007, the Company recorded an impairment charge of $3,007,000 on the goodwill.  See Note (D) for additional discussion related to the impairment of goodwill.

From July 28, 2003 through March 31, 2007, the Company recorded $338,000 in pretax compensation expense associated with the stock options granted pursuant to the employment agreement with the president of Masterpiece Homes, recognized $3,177,000 in contingent payments representing 25% of the pre-tax profits of Masterpiece Homes, and paid the Contingent Stock Payment of $2,130,000 on January 1, 2005 as required under the terms of the acquisition agreement.  See Note (M) below for additional discussion relating to the Company’s employment agreement with the president of Masterpiece Homes.

(C)                                Certain transactions with related parties:

In November 2006, the Company entered into an agreement of sale to purchase 23 townhouse lots from Mr. Russell Parker, the president of the Company’s subsidiary, Parker & Lancaster Corporation.  The purchase price is calculated at 20% of the net sales price, less lot improvement costs, and is payable on a per lot basis at the time of conveyance of a completed home on the improved lot to a third party purchaser.  The total purchase price of the townhouse lots is $874,000 and is considered to approximate fair value of the land.

(D)                               Goodwill:

During the three and nine months ended March 31, 2007, the Company recorded impairment charges related to the goodwill that arose from the Realen Homes and Masterpiece Homes acquisitions.  No impairment charges related to goodwill were taken during the three and nine months ended March 31, 2006.  See Note (B) for additional discussions regarding these acquisitions.

The impairment charges related to the goodwill that arose from the Realen Homes and Masterpiece Homes acquisitions were necessary due to slower than expected absorption rates in the third quarter, increased sales incentives and lower margins, which resulted from the deteriorating market conditions in the regions in which Realen Homes and Masterpiece Homes operate.  The deteriorating market conditions are the result of decreased consumer demand, recent changes in the sub-prime mortgage market and increased underwriting standards.  The recent changes in the sub-prime mortgage market are the result of rising delinquencies and defaults by borrowers as they experience financial difficulties due to rising interest rates.  This credit deterioration has led to the bankruptcies of major sub-prime mortgage lenders, an overall lending capacity decline and the tightening of lending standards.  As a result, the availability of mortgage lending for buyers has decreased.

The impairment charges taken during the third quarter are estimates based on the currently available projections for fiscal year 2008 and beyond, management’s best estimates of current market conditions and the fair market value of assets and liabilities at March 31, 2007.  The Company will monitor these projections and estimates during the fourth quarter of fiscal year 2007 and make any adjustments to the estimated charges deemed necessary at such time.

Realen Homes Goodwill:

For the three and nine months ended March 31, 2007, a goodwill impairment charge of $13,327,000 related to the goodwill arising from the Company’s acquisition of Realen Homes was recognized.  The impairment charge was necessary due to declining market conditions in both the midwestern and northern regions in which Realen Homes operated, as noted above.  As a result, the operating income and cash flows for these regions were less than expected for the three and nine moths ended March 31, 2007.  Based on these results, the Company’s earnings forecast for the next eight fiscal years were revised.

Masterpiece Homes Goodwill:

For the three and nine months ended March 31, 2007, a goodwill impairment charge of $3,007,000 related to the goodwill arising from the Company’s acquisition of Masterpiece Homes was recognized.  The impairment charge was necessary due to declining market conditions in the Florida region, as noted above.  As a result, the operating income and cash flows for Florida were less than expected for the three and nine moths ended March 31, 2007.  Based on these results, the Company’s earnings forecast for the next eight fiscal years were revised.

(E)                                 Asset impairments — real estate held for development and sale:

As a result of increased sales incentives offered during fiscal year 2007 and a decrease in anticipated absorption rates at various communities, the Company recognized long-lived asset impairment losses totaling $47,336,000 and $57,186,000 during the three and nine months ended March 31, 2007, respectively.  The Company’s northern region recognized an impairment loss of $9,409,000 and $13,309,000 during the three and nine months ended March 31, 2007, respectively, relating to eight communities. The Company’s Florida region recognized an impairment loss of $7,240,000 and $12,040,000 during the three and nine months ended March 31, 2007, respectively, primarily relating to two communities.  In addition, the Company’s southern region recognized an impairment loss of $2,607,000 and $3,507,000 during the three and nine months ended March 31, 2007, respectively, relating to seven communities.  Further, the Company’s midwestern region recognized an impairment loss of $9,347,000 and $9,597,000, during the three and nine months ended March 31, 2007, respectively, relating to three communities, while the Company’s western region recognized a $13,733,000 impairment loss during the three and nine months ended March 31, 2007, relating to lot positions in one community.  As noted above, these long-lived asset impairment losses were the result of increased sales incentives offered during the three and nine months ended March 31, 2007.  The incentives were increased in an effort to generate additional new orders in deteriorating market conditions.  Additionally, the Company recognized a $5,000,000 impairment loss relating to model home inventory.  This impairment loss relates to 51 model homes in three of the Company’s regions.  The long-lived asset impairment losses were the amounts by which the book value of the assets described above exceeded their fair values.  The fair value of the assets was determined based on the current estimated sales price, less the estimated costs of construction and selling costs to dispose of the assets.  The long-lived asset impairment losses were included in the cost of residential properties on the Consolidated Statements of Operations.  The Company did not have any long-lived asset impairment losses during the three and nine month periods ended March 31, 2006.

(F)                                 Mortgage and other note obligations and subordinated notes:

The $597,120,000 outstanding balance at March 31, 2007 consists of $491,950,000 outstanding under the Revolving Credit Facility, which is discussed below, $105,000,000 outstanding pursuant to the sale and issuance of trust preferred securities discussed below, and $170,000 under mortgage obligations secured by land held for development and sale and improvements.  The average daily balance during the nine months ended March 31, 2007 was $586,676,000.

Revolving Credit Facility:

At March 31, 2007, the Company had $491,950,000 outstanding under the Revolving Credit Facility.  In addition, approximately $34,475,000 of letters of credit and other assurances of the availability of funds have been provided under the Revolving Credit Facility.

On January 24, 2006, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc., as guarantor, entered into an Amended and Restated Revolving Credit and Loan Agreement (as amended, the “Amended and Restated Credit Agreement”) for a $650,000,000 Senior Secured Revolving Credit and Letter

of Credit Facility (the “Revolving Credit Facility”) with various banks as lenders.  The Amended and Restated Credit Agreement was amended on November 1, 2006, February 7, 2007 and May 8, 2007.  See Note (O) for additional discussion regarding the May 8, 2007 amendment.

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

The Revolving Credit Facility has a maturity date of December 20, 2008 and may be increased to $750,000,000 under certain circumstances.  Borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus a non-default variable spread ranging from 165 basis points to 262.5 basis points, depending upon the Company’s leverage ratio and debt service ratio.  During the term of the Revolving Credit Facility, interest is payable monthly in arrears.  At March 31, 2007, the interest rate was 7.695%, which included a 237.5 basis point spread.

The Company is subject to certain financial ratios and customary covenants as set forth in the Amended and Restated Credit Agreement.  These financial ratios and covenants include, but are not limited to, debt service; consolidated adjusted tangible net worth; leverage; investments in joint ventures, land held for development and sale and speculative inventory; and limitations on subordinated and purchase money mortgage debt.  The Amended and Restated Credit Agreement was amended on November 1, 2006 (“First Amendment”), February 7, 2007 (“Second Amendment”) and May 8, 2007 (“Third Amendment”).  The Third Amendment was effective as of March 31, 2007 and included amendments to certain financial covenants.  As a result of the Third Amendment, the Company was in compliance with its financial covenants at March 31, 2007.  Absent the Third Amendment, at March 31, 2007 and as a result of the Company’s inventory and goodwill impairment charges and abandoned project charges, the Company would have been in violation of its debt service ratio covenant, tangible net worth covenant and certain owned land to consolidated adjusted tangible net worth ratio covenant and in default under the

Amended and Restated Credit AGreement.  See below for additional discussion and disclosure of the First and Second Amendment and Note (O) below for additional discussion and disclosure of the Third Amendment.

First Amendment to the Amended and Restated Credit Agreement:

On November 1, 2006, the Company’s Amended and Restated Credit Agreement described above was amended as follows:

•                  The required debt service ratio was reduced from 2.25-to-1.00 for the entire term of the revolving credit facility to 2.25-to-1.00 at September 30, 2006; 2.00-to-1.00 at December 31, 2006; 1.65-to-1.00 at March 31, 2007, 1.50-to-1.00 at June 30, 2007 through December 31, 2007; 1.65-to-1.00 at March 31, 2008; and 1.80-to-1.00 at June 30, 2008 through December 31, 2008.  In addition, the Company’s debt service ratio must be greater than or equal to 1.75-to-1.00 as of the last day of at least two fiscal quarters in each rolling period of five consecutive quarters, beginning with the period of five consecutive fiscal quarters ending September 30, 2006.  This ratio was further amended by the Second Amendment and the Third Amendment.

•                  The definition of debt service included in the calculation of the debt service ratio was modified to exclude the repayment of the $5,000,000 note issued to the former owners of Realen Homes.  See Note (B) of the Notes to the Consolidated Financial Statements for a discussion of the terms of the $5,000,000 note that was issued in connection with the acquisition of Realen Homes.

•                  The non-default variable interest rate spread will be increased by 25 basis points when the Company’s debt service ratio is less than 2.25-to-1.00.

•                  The permitted ratio of all land owned which is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the  Company’s consolidated adjusted tangible net worth was reset to 1.85-to-1.00 at September 30, 2006 through December 31, 2006; 1.75-to-1.00 at March 31, 2007 through June 30, 2007; 1.65-to-1.00 at September 30, 2007 through December 31, 2007; and 1.50-to-1.00 from March 31, 2008 through December 31, 2008.  This ratio was further amended by the Second Amendment and the Third Amendment.

•                  The permitted minimum consolidated tangible net worth was reset to 90% of the Company’s consolidated tangible net worth at September 30, 2006 plus an amount equal to 50% of the net income earned during each fiscal quarter that ends after September 30, 2006 and all of the net proceeds of equity securities issued by the Company after September 30, 2006.  In addition, the definition of consolidated tangible net worth was modified to exclude any intangible assets recognized in connection with the Company’s supplemental executive retirement plan.  Prior to the First Amendment to the Amended and Restated Credit Agreement, the permitted minimum consolidated tangible net worth was defined as $180,000,000 plus an amount equal to 50% of the net income earned during each fiscal quarter that ended after December 31, 2005 and all of the net proceeds of equity securities issued by the Company after December 31, 2005.  This covenant was further amended by the Second Amendment and the Third Amendment.

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

Second Amendment to Amended and Restated Credit Agreement:

On February 7, 2007, the Company’s Amended and Restated Credit Agreement was amended as follows:

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

•                  The required debt service ratio was reduced from 1.65-to-1.00 to 1.50-to-1.00 at March 31, 2007.  This ratio was further amended by the Third Amendment.

•                  The permitted ratio of all land owned which is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the  Company’s consolidated adjusted tangible net worth was reset to 1.90-to-1.00 at December 31, 2006 and 1.90-to-1.00 at March 31, 2007.  This ratio was further amended by the Third Amendment.

Third Amendment to the Amended and Restated Credit Agreement

Subsequent to March 31, 2007 and prior to filing the Company’s Quarterly Report on Form 10-Q for the third fiscal quarter of 2007, the Company entered into the Third Amendment to the Amended and Restated Credit Agreement (“Third Amendment”).  The Third Amendment was effective as of March 31, 2007 and included amendments to certain financial covenants.  As a result of the amendment, the Company was in compliance with its financial covenants at March 31, 2007.  Absent the Third Amendment, at March 31, 2007 and as a result of the Company’s inventory and goodwill impairment charges and abandoned project charges, the Company would have been in violation of its debt service ratio covenant, tangible net worth covenant and certain owned land to consolidated adjusted tangible net worth ratio covenant and in default under the Amended and Restated Credit Agreement.  See Note (O) below for additional discussion and disclosure of the Third Amendment.

Trust Preferred Securities:

On November 23, 2005, the Company issued $75,000,000 of trust preferred securities which mature on January 30, 2036 and are callable, in whole or in part, at par plus accrued interest on or after January 30, 2011.  For the first ten years, the securities have a fixed interest rate of 8.61% per annum.  Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 360 basis points per annum, resetting quarterly.  The securities are treated as debt obligations for financial statement purposes.  The Company used proceeds from the sale of these securities to repay outstanding obligations under the Revolving Credit Facility discussed above.

In the event the Company fails to meet certain financial ratios for three of four consecutive quarters, the applicable rate of interest will be increased by 300 basis points until such time as the Company is in compliance with the financial ratios, at which time the interest rate will return to its original amount.  It is an event of default if the increased interest rate is in effect for four consecutive interest payment periods.  The occurrence of an event of default may trigger demand for immediate payment in full of all outstanding amounts, whereupon all outstanding amounts will be immediately due and payable.  An uncured event of default under the trust preferred securities also constitutes an event of default under the Amended and Restated Credit Agreement.  At March 31, 2007, the Company failed to meet the interest coverage ratio of 1.75-to-1.00.  Under the indenture, the interest coverage ratio is defined as the Company’s EBITDA to debt service for the trailing twelve month period.  The Company also failed to meet this financial ratio as of the quarter ended December 31, 2006.  The Company anticipates that it will not meet the interest coverage ratio for the quarter ending June 30, 2007.  As a result, the Company anticipates that it will begin to pay the increased rate of interest under the $75,000,000 of trust preferred securities starting with the quarterly interest payment due on October 30, 2007.  The Company can offer no assurance that the increased rate of interest will not be in effect for four consecutive interest payment periods thereby triggering an event of default under the $75,000,000 of trust preferred securities.

On September 20, 2005, the Company issued $30,000,000 of trust preferred securities which mature on September 30, 2035 and are callable, in whole or in part, at par plus accrued interest on or after September 30, 2010.  For the first ten years, the securities have a fixed interest rate of 8.52% per annum.  Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 380 basis points per annum, resetting quarterly.  The securities are treated as debt obligations for financial statement purposes.  The Company used proceeds from the sale of these securities to fund land purchases and residential construction.  The obligations relating to the trust preferred securities are subordinated to the Revolving Credit Facility.

(G)                                Redeemable Common Stock

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

In connection with the Company’s acquisition of Masterpiece Homes on July 28, 2003, the Company sold 30,000 shares of common stock of the Company to the president of Masterpiece Homes at $8 per share.  The president of Masterpiece Homes has the right to cause the Company to repurchase the common stock at $8 per share by giving notice to the Company no later than the earlier of March 31, 2007 or 30 days after termination of his employment, as specified in his employment agreement. The redemption feature of these shares expired during the quarter ended December 31, 2006.  See Note (M) below for additional discussion relating to the Company’s employment agreement with the president of Masterpiece Homes

(H)                               Employee Retirement and Deferred Compensation Plans

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

The Company used a 4% annual compensation increase and a 6.16% discount rate in its calculation of the present value of its projected benefit obligation at June 30, 2006.  The discount rate used represented the Moody’s AA bond rate for long-term bonds as of June 2006.  The Company recognized the following costs related to the SERP for the period ended March 31, 2007:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands)
Net periodic pension cost:
Service cost	$201,000	$134,000	$572,000	$314,000
Interest cost	127,000	77,000	348,000	180,000
Amortization of prior service cost	91,000	83,000	272,000	194,000
Total net periodic pension cost	$419,000	$294,000	$1,192,000	$688,000

As the SERP was not adopted until December 1, 2005, the Company did not recognize any net periodic pension costs during the three months ended September 30, 2005.

Deferred Compensation Plan:

On December 1, 2005, the Company adopted an Executive Compensation Deferral Plan (the “Deferral Plan”) effective as of June 1, 2005.  Under the Plan, participants will have the ability to defer a portion of their compensation which will be credited to an account maintained by the Company for the participant. Amounts contributed by participants are always vested. Participant deferral accounts will be maintained by the Company for recordkeeping purposes only. Participants will have no interest in any assets which may be set aside by the Company to meet its obligations under the Deferral Plan. At March 31, 2007, the Company had obligations totaling $1,735,000 in connection with the Deferral Plan.  The deferred compensation is included in accrued expenses on the Company’s Consolidated Balance Sheet at March 31, 2007.

(I)                                    Earnings (Loss) Per Share:

The weighted average number of shares used to compute basic earnings (loss) per common share and diluted earnings (loss) per common share and a reconciliation of the numerator and denominator used in the computation for the three and nine months ended March 31, 2007 and 2006 are shown in the following table:

	Three Months Ended			Nine Months Ended
	March 31,			March 31,
	2007		2006	2007		2006
	(in thousands)
Weighted average common shares issued	18,698		18,698	18,698		18,698
Less: Average treasury shares outstanding	(207)		(253)	(255)		(184)
Basic EPS shares	18,491		18,445	18,443		18,514
Effect of assumed shares under treasury stock method for stock options	—	(1)	336	—	(1)	340
Diluted EPS shares	18,491		18,781	18,443		18,854

Net income (loss) for basic and diluted EPS	$(51,898)		$12,809	$(55,523)		$36,003

(1) For the three and nine months ended March 31, 2007, the Company used basic shares outstanding to compute diluted earnings per common share as the use of the diluted shares outstanding was anti-dilutive on the diluted earnings per share calculation.

(J)                                   Residential Properties Completed or under Construction:

Residential properties completed or under construction consist of the following:

	March 31, 2007	June 30, 2006
	(in thousands)
Under contract for sale (backlog)	$132,810	$124,073
Unsold	112,575	147,995
Total residential properties completed or under construction	$245,385	$272,068

(K)                               Segment Reporting:

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

Northern:  southeastern Pennsylvania, central New Jersey, southern New Jersey, and Orange County, New York

Southern:  Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia

Florida: Orlando, Palm Coast, and Palm Bay, Florida

Midwestern:  Chicago, Illinois

Western:  Phoenix, Arizona.

The Company’s evaluation of segment performance is based on net income (loss). Below is a summary of revenue, net income (loss), and income tax expense (benefit) for each reportable segment for the three and nine months ended March 31, 2007 and 2006:

	Three Months Ended		Nine months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands)

Total Revenue
Northern	$44,574	$90,213	$141,887	$240,167
Southern	69,727	71,539	205,784	210,496
Florida	14,781	24,382	55,689	61,494
Midwestern	15,376	22,005	60,250	77,168
Western	—	—	—	—
Corporate and unallocated (1)	1,536	1,776	4,615	4,882
Consolidated Total	$145,994	$209,915	$468,225	$594,207

Net Income (Loss)
Northern	$(19,598)	$9,341	$(22,967)	$24,816
Southern	(3,110)	3,353	2,349	9,672
Florida	(7,004)	1,045	(9,673)	2,542
Midwestern	(11,834)	950	(11,618)	3,979
Western	(9,203)	(100)	(9,493)	(106)
Corporate and unallocated (1)	(1,149)	(1,780)	(4,121)	(4,900)
Consolidated Total	$(51,898)	$12,809	$(55,523)	$36,003

Income Tax Expense (Benefit)
Northern	$(12,741)	$7,037	$(14,933)	$17,321
Southern	(1,954)	2,088	1,477	6,029
Florida	(4,293)	633	(5,927)	1,539
Midwestern	(7,534)	642	(7,397)	2,576
Western	(4,957)	(72)	(5,116)	(72)
Corporate and unallocated (1)	(739)	(1,904)	(2,647)	(3,407)
Consolidated Total	$(32,218)	$8,424	$(34,543)	$23,986

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

Below is as a summary of total assets and goodwill for each reportable segment at March 31, 2007 and June 30, 2006:

	March 31,	June 30,
	2007	2006
	(In thousands)
Assets
Northern	$419,521	$437,535
Southern	298,499	332,965
Florida	81,948	122,809
Midwestern	109,116	126,901
Western	30,371	34,917
Corporate and unallocated (2)	5,043	5,376
Consolidated Total	$944,498	$1,060,503

Goodwill
Northern	$—	$7,918
Southern	4,180	4,180
Florida	—	3,007
Midwestern	—	5,409
Consolidated Total	$4,180	$20,514

(2) Corporate and unallocated includes the intangible asset recorded in connection with the Company’s supplemental executive retirement plan as well as the carrying value (historical cost less accumulated depreciation) of the Company’s partial ownership interests in four corporate jets.  See Note (H) for additional discussion and disclosure of the supplemental executive retirement plan.

(L)                                 Litigation:

The Company is currently involved in three separate actions involving injuries on the job allegedly suffered by employees of its subcontractors in which the potential claim and ultimate outcome is currently unknown.  The injuries range from various fractures requiring surgery to low back and neck injuries.  Given the uncertainty surrounding the ultimate outcome of the claims, the Company has not recorded any

reserve with respect to these claims at March 31, 2007.   The Company is self-insured up to $2,000,000 for each general liability claim with a $25,000,000 general liability umbrella policy thereafter.  See Note (N) for additional information on the Company’s self-insurance policy.  With respect to these claims, the Company is aggressively pursuing the insurance and indemnification available to it from its subcontractors.  While the Company currently believes that the ultimate outcome of these claims, individually and in the aggregate, will not have a material adverse effect on the financial position, operating results or cash flows of the Company, litigation is subject to inherent uncertainties.  If an unfavorable outcome were to occur, there exists the possibility of a material adverse impact on the Company’s net income in the period in which the unfavorable outcome occurs.

In addition, from time to time the Company is named as a defendant in legal actions arising from its normal business activities.  Although the amount of liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of the Company any such liability will not have a material adverse effect on the financial position, operating results or cash flows of the Company.  However, there can be no guarantees that such liabilities will not be material.

(M)                            Restructuring:

During the nine months ended March 31, 2007, the Company reduced its workforce by approximately 170 employees in response to decreased new order activity resulting from weakened conditions in the U.S. housing market.   The workforce reductions took place in all of the Company’s regions during the six months ended December 31, 2006 and included general and administrative, sales, and construction overhead positions and the Company recognized $766,000 in severance expenses related to the work force reductions for the same period.  The workforce reduction was completed during the six months ended December 31, 2006 and no severance expense was recorded during the three months ended March 31, 2007.  The costs were included in costs of residential properties and selling, general and administrative expenses in the Company’s Consolidated Statement of Operations for the nine months ended March 31, 2007. The workforce reductions were commensurate with the Company’s decreased new order activity and production levels.

On October 26, 2006, Mr. Robert Fitzsimmons’s employment as the president of Masterpiece Homes, Inc. ended by mutual agreement.  Mr. Fitzsimmons received his base salary and medical benefits through January 28, 2007.  In addition, Mr. Fitzsimmons received an amount equal to 25% of certain pre-tax profits attributable to the operations of Masterpiece Homes for the period January 1, 2006 through December 31, 2006.  Pursuant to his employment agreement, Mr. Fitzsimmons acquired options to purchase up to 45,000 shares of the Company’s common stock at an exercise price of $10.64 per share.  On April 4, 2005, Mr. Fitzsimmons exercised 15,000 of these options.  An additional 15,000 options vested on December 31, 2005 and the remaining 15,000 options vested on December 31, 2006.  Mr. Fitzsimmons will retain these options.

In November 2006, the Company terminated the employment of Joel A. Armstrong, Executive Vice President of the Company.  Under the terms of Mr. Armstrong’s employment agreement, he is entitled to continue to receive his base salary and any bonus to which he is entitled for the next consecutive 12 months. For the nine months ended March 31, 2007, the Company recognized approximately $1,100,000 in severance expenses related to Mr. Armstrong’s termination.

(N)                               Commitments and Contingencies:

As of March 31, 2007, the Company owned or controlled approximately 11,850 building lots.  As part of the aforementioned building lots, the Company had contracted to purchase, or had under option, undeveloped land and improved lots for an aggregate purchase price of approximately $185,887,000 which are expected to yield approximately 3,520 building lots.  Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is usually contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers.

Until February 2004, general liability claims were fully insured, subject to applicable policy limits and exclusions. Thereafter, because of increasing insurance costs, the Company self-insures the first $2,000,000 of each general liability claim in its northern, midwestern and western regions.  The Company’s southern and Florida regions continue to maintain conventional general liability policies.  At March 31,

2007 and June 30, 2006 the Company has recorded self insurance reserves of $1,199,000 and $1,128,000, respectively.  The reserves include an estimate of expected settlements on pending claims, defense costs and a provision for claims incurred but not reported.  These estimates are based on the Company’s assessment of potential liability using an analysis of available information with respect to pending claims, historical experience and current cost trends.  The amount of the Company’s ultimate liability in respect of these matters may differ materially from these estimates.

(O)                               Subsequent Events:

Third Amendment to Amended and Restated Credit Agreement:

On May 8, 2007, the Company’s Amended and Restated Credit Agreement, described in Note (F), was amended as follows:

•                  The permitted minimum consolidated tangible net worth covenant was reset to $205,000,000 at March 31, 2007, plus an amount equal to 50% of positive net income earned by the Company during each fiscal quarter that ends after March 31, 2007 and all of the net proceeds of equity securities issued by the Company after March 31, 2007.

•                  The permitted ratio of the book value of all land owned that is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the Company’s consolidated adjusted tangible net worth was reset to 2.10-to-1.00 at March 31, 2007 through June 30, 2007.

•                  The required debt service ratio was reduced to 1.30-to-1.00 at March 31, 2007 and to 0.50-to-1.00 at June 30, 2007.

•                  For any borrowing base certificate that is dated as of a date that is on or after March 31, 2007 and on or before August 31, 2007, the maximum borrowing base availability attributable to units not subject to a qualifying agreement of sale was increased from 30% of the aggregate borrowing base availability attributable to the total units to the lesser of (a) 45% of the aggregate borrowing base availability attributable to total units, and (b) $105,000,000.

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

Results of Operations

The following table sets forth certain details as to residential sales activity.  The information provided is for the three and nine months ended March 31, 2007 and 2006 in the case of residential revenue earned and new orders, and as of March 31, 2007 and 2006 in the case of backlog.

A sales contract or potential sale is classified as a new order and, therefore, becomes a part of backlog, at the time a homebuyer executes a contract to purchase a home from the Company.

	Nine Months Ended March 31,
	2007			2006
	(Dollars in thousands)
	Amount	Homes	Average Price	Amount	Homes	Average Price
Northern Region
Pennsylvania, New Jersey and New York:
Residential revenue earned	$138,585	289	$480	$239,303	510	$469
New orders	180,268	363	497	191,509	349	549
Backlog	142,206	268	531	202,727	374	542
Net income (loss)	(22,967)	n/a	n/a	24,816	n/a	n/a

Southern Region
North Carolina, South Carolina And Virginia:
Residential revenue earned	$190,879	396	$482	$210,328	527	$399
New orders	197,523	394	501	288,994	639	452
Backlog	160,288	300	534	236,957	485	489
Net income	2,349	n/a	n/a	9,672	n/a	n/a

Florida Region
Residential revenue earned	$55,265	219	$252	$60,086	248	$242
New orders	29,410	153	192	62,952	193	326
Backlog	17,316	72	241	89,068	304	293
Net income (loss)	(9,673)	n/a	n/a	2,542	n/a	n/a

Midwestern Region
Residential revenue earned	$59,101	140	$422	$77,001	183	$421
New orders	64,047	143	448	78,074	179	436
Backlog	42,284	84	503	59,296	135	439
Net income (loss)	(11,618)	n/a	n/a	3,979	n/a	n/a

Western Region (1)
Net loss	(9,493)	n/a	n/a	(106)	n/a	n/a

Corporate and unallocated
Net loss	(4,121)	n/a	n/a	(4,900)	n/a	n/a

Combined Regions
Residential revenue earned	$443,830	1,044	$425	$586,718	1,468	$400
New orders	471,248	1,053	448	621,529	1,360	457
Backlog	362,094	724	500	588,048	1,298	453
Net income (loss)	(55,523)	n/a	n/a	36,003	n/a	n/a

(1)  Information on net loss is for the period beginning December 1, 2005, the date the Company entered this region, through March 31, 2007.  The region did not generate residential revenue or new orders for the period beginning December 1, 2005, the date the Company entered this region, through March 31, 2007.

	Three Months Ended March 31,
	2007			2006
	(Dollars in thousands)
	Amount	Homes	Average Price	Amount	Homes	Average Price
Northern Region
Pennsylvania, New Jersey and New York:
Residential revenue earned	$43,263	93	$465	$90,105	184	$490
New orders	77,209	152	508	52,267	92	568
Backlog	142,206	268	531	202,727	374	542
Net income (loss)	(19,598)	n/a	n/a	9,341	n/a	n/a

Southern Region
North Carolina, South Carolina and Virginia:
Residential revenue earned	$55,652	112	$497	$71,445	172	$415
New orders	91,856	179	513	100,027	209	479
Backlog	160,288	300	534	236,957	485	489
Net income (loss)	(3,110)	n/a	n/a	3,353	n/a	n/a

Florida Region
Residential revenue earned	$14,682	61	$241	$24,359	97	$251
New orders	14,153	68	208	13,889	41	339
Backlog	17,316	72	241	89,068	304	293
Net income (loss)	(7,004)	n/a	n/a	1,045	n/a	n/a

Midwestern Region
Residential revenue earned	$15,289	38	$402	$21,934	51	$430
New orders	17,892	38	471	30,581	68	450
Backlog	42,284	84	503	59,296	135	439
Net income (loss)	(11,834)	n/a	n/a	950	n/a	n/a

Western Region (1)
Net loss	(9,203)	n/a	n/a	(100)	n/a	n/a

Corporate and unallocated
Net loss	(1,149)	n/a	n/a	(1,780)	n/a	n/a

Combined Regions
Residential revenue earned	$128,886	304	$424	$207,843	504	$412
New orders	201,110	437	460	196,764	410	480
Backlog	362,094	724	500	588,048	1,298	453
Net income (loss)	(51,898)	n/a	n/a	12,809	n/a	n/a

(1)  Information on net loss is for the period beginning December 1, 2005, the date the Company entered this region, through March 31, 2007.  The region did not generate residential revenue or new orders for the period beginning December 1, 2005, the date the Company entered this region, through March 31, 2007.

Three and Nine Months Ended March 31, 2007

Orders and Backlog

New orders for the nine months ended March 31, 2007 decreased $150,281,000, or 24.2%, to $471,248,000 on 1,053 homes, compared to $621,529,000 on 1,360 homes for the nine months ended March 31, 2006.  The average price per home of new orders decreased by approximately 2.1% to $448,000 for the nine months ended March 31, 2007 compared to $457,000 for the nine months ended March 31, 2006.  The Company is currently utilizing and will continue to utilize sales incentives in all of its markets in an effort to increase customer demand and absorption rates, and reduce new home inventory levels where applicable.

New orders for the three months ended March 31, 2007 increased $4,346,000, or 2.2%, to $201,110,000 on 437 homes, compared to $196,764,000 on 410 homes for the three months ended March 31, 2006.  The average price per home of new orders decreased by approximately 4.1% to $460,000 for the three months ended March 31, 2007 compared to $480,000 for the three months ended March 31, 2006.

The significant decrease in the Company’s new orders during the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006 was attributable to unfavorable market conditions in the housing industry.  The major factors contributing to the unfavorable market conditions include a) increased new and resale home inventory levels, b) decreased homebuyer demand due to lower consumer confidence in the overall housing market and c) increasing uncertainty in the sub-prime mortgage market and increased underwriting standards.  The decrease in homebuyer demand as a result of lower consumer confidence can be attributed to concerns of prospective buyers of new homes about the direction of home prices, which has increased general homebuyer uncertainty regarding whether now is the best time to buy a home.  The Company continues to respond to this uncertainty by increasing sales incentives and offering limited time promotions with the objective of improving new orders and reducing home inventory levels.  The uncertainty in the sub-prime mortgage market is the result of rising delinquencies and defaults by borrowers as they experience financial difficulties due to rising interest rates.  This credit deterioration has led to the bankruptcies of major sub-prime mortgage lenders, an overall lending capacity decline and the tightening of lending standards.  Although the Company has minimal direct involvement in the sub-prime markets, these factors may make it more difficult for our potential customers to sell their existing homes.  The Company believes that the aforementioned market conditions will continue to have a negative impact on new orders and new order pricing in the near-term, thereby further reducing future revenues.  Although new orders increased slightly in the three months ended March 31, 2007 compared to the three months ended March 31, 2006, the Company believes the aforementioned unfavorable market conditions continue to exist.

In response to these unfavorable market conditions, the Company reduced its workforce by approximately 170 employees during the nine months ended March 31, 2007. The workforce reductions took place in all of the Company’s regions and included general and administrative, sales, and construction overhead positions.   For the nine months ended March 31, 2007, the Company recognized approximately $766,000 in severance expenses related to the work force reductions, none of which was recognized in the third quarter of fiscal year 2007.  The majority of severance had been paid out as of December 31, 2006.  The workforce reductions were commensurate with the Company’s decreased new order activity and production levels.  In November 2006, the Company terminated the employment of Joel A. Armstrong, Executive Vice President of the Company.  Under the terms of Mr. Armstrong’s employment agreement, he is entitled to continue to receive his base salary and any bonus to which he is entitled for the consecutive 12 months following his termination. For the nine months ended March 31, 2007, the Company recognized approximately $1,100,000 in severance expenses related to Mr. Armstrong’s termination.

The backlog at March 31, 2007 decreased $225,954,000, or 38.4%, to $362,094,000 on 724 homes compared to the backlog at March 31, 2006 of $588,048,000 on 1,298 homes.  The decrease in the backlog was attributable to decreases in new orders in all of the Company’s regions for the nine months ended March 31, 2007.  The average price per home included in the Company’s backlog increased 10.4% to $500,000 at March 31, 2007 compared to $453,000 at March 31, 2006.  The increase in the average price per home in backlog was attributable to a change in product mix of homes in backlog, specifically in the southern region.  There were more luxury and second move-up homes in backlog in the southern region at March 31, 2007 when compared to March 31, 2006.

The Company experienced a cancellation rate of 24.3% for the nine months ended March 31, 2007, compared to 18.8% for the nine months ended March 31, 2006.   The cancellation rate has increased in the majority of regions in which the Company operates when compared with the nine months ended March 31, 2006.  The increase in cancellation rates for the nine months ended March 31, 2007 is primarily attributable to a) increasing uncertainty in the sub-prime mortgage market, as discussed above, and increased underwriting standards; b) lower consumer confidence in the overall housing market leading to uncertainty by current homebuyers of their ability to sell their existing home and thereby afford the purchase of a new home; and c) lower consumer confidence in the overall housing market leading to uncertainty about the direction of home prices and the value of their new home purchase.

For the three months ended March 31, 2007, the Company experienced a cancellation rate of 19.5% compared to 19.6% for the three months ended March 31, 2006.

Northern Region:

New orders for the nine months ended March 31, 2007 decreased $11,241,000 to $180,268,000, or 5.9%, on 363 homes, compared to $191,509,000 on 349 homes for the nine months ended March 31, 2006.  The decrease in new orders was attributable to decreased homebuyer demand due to lower consumer confidence in the overall housing market. The decrease in homebuyer demand as a result of lower consumer confidence can be attributed to concerns of prospective buyers of new homes about the direction of home prices, which has increased general uncertainty as to whether now is the best time to buy a home.  The Company believes that it has substantially eliminated its excess completed home inventory in its northern region as of March 31, 2007 so that its completed home inventory is now more consistent with current demand.   The Company will continue to monitor these inventory levels on a regular basis and further adjustments in inventory levels may be necessary.

The average price per home of new orders decreased by 9.5% to $497,000 for the nine months ended March 31, 2007 compared to $549,000 for the nine months ended March 31, 2006.  The decrease in the average price per home of new orders was impacted by two factors.  First, the Company experienced a shift in the mix of new orders for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006.  Specifically, multi-family homes, which typically have lower price points than single family homes, comprised a larger percentage of new orders than single family homes for the nine months ended March 31, 2007 when compared to the nine months ended March 31, 2006.  Second, the Company offered increased sales incentives during the nine months ended March 31, 2007 when compared with the nine months ended March 31, 2006 in an effort to increase absorption rates and convert the Company’s inventory into cash.

New orders for the three months ended March 31, 2007 increased $24,942,000 to $77,209,000, or 47.7%, on 152 homes, compared to $52,267,000 on 92 homes for the three months ended March 31, 2006. The increase in new orders was attributable to an increase in sales incentives offered in an effort to increase customer demand in an overall sluggish housing market.  The average price per home of new orders decreased by 10.6% to $508,000 for the three months ended March 31, 2007 compared to $568,000 for the three months ended March 31, 2006.  The decrease in the average price per home of new orders was caused primarily by two factors.  First, the Company experienced a shift in the mix of new orders for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  Specifically, multi-family homes, which typically have lower price points than single family homes, comprised a larger percentage of new orders than single family homes for the three months ended March 31, 2007 when compared to the three months ended March 31, 2006.  Second, the Company offered increased sales incentives during the three months ended March 31, 2007 when compared with the three months ended March 31, 2006 in an effort to increase absorption rates and convert the Company’s inventory into cash.

The Company had 38 active selling communities in the northern region as of March 31, 2007 compared to 26 active selling communities at March 31, 2006.   The increase in active selling communities relates to the addition of 17 new communities, offset by the closing of five communities.

Southern Region:

New orders for the nine months ended March 31, 2007 decreased $91,471,000 to $197,523,000, or 31.7%, on 394 homes compared to $288,994,000 on 639 homes for the nine months ended March 31, 2006.  The decrease in new orders was attributable to decreased demand in the region which began during the fourth quarter of fiscal 2006 and has continued through the third quarter of fiscal 2007.  The decreased demand is primarily due to lower consumer confidence in the overall housing market.  The Company believes that it has substantially eliminated its excess completed home inventory in its southern region as of March 31, 2007 so that its completed home inventory is now more consistent with current demand.  The Company will continue to monitor these inventory levels on a regular basis and further adjustments in inventory levels may be necessary.  The overall decrease in new order dollars was partially offset by an increase in the average price per home of new orders of 10.8% to $501,000 for the nine months ended March 31, 2007 compared to $452,000 for the nine months ended March 31, 2006. This increase in the average price per home of new orders was attributable to a product mix shift in which second time move-up and luxury homes comprised a larger percentage of new orders than entry level and first time move-up homes during the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006.

New orders for the three months ended March 31, 2007 decreased $8,171,000 to $91,856,000, or 8.2%, on 179 homes compared to $100,027,000 on 209 homes for the three months ended March 31, 2006.  The decrease in new orders was attributable to decreased demand in the region which began during the fourth quarter of fiscal 2006 and has continued through the third quarter of fiscal 2007.  The overall decrease in new order dollars was partially offset by an increase in the average price per home of new orders of 7.1% to $513,000 for the three months ended March 31, 2007 compared to $479,000 for the three months ended March 31, 2006.  This increase in the average price per home of new orders was attributable to a product mix shift in which second time move-

up and luxury homes comprised a larger percentage of new orders than entry level and first time move-up homes during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

The Company had 48 active selling communities in the southern region as of March 31, 2007 compared to 46 active selling communities as of March 31, 2006.

Florida Region:

New orders for the nine months ended March 31, 2007 decreased $33,542,000 to $29,410,000, or 53.3%, on 153 homes compared to $62,952,000 on 193 homes for the nine months ended March 31, 2006.  The decrease in new orders was a result of decreased homebuyer demand due to lower consumer confidence in the overall housing market and a significant increase in cancellation rates.  The Company experienced a 42.0% cancellation rate in the Florida region for the nine months ended March 31, 2007, compared to 35.2% for the nine months ended March 31, 2006.  As a result of the cancellations and other unfavorable market conditions, the Company has offered sales incentives in an effort to increase absorption rates and to further decrease its new home inventory levels.  As a result of the sales incentives, new home orders increased in the latter part of the nine month period, and as a result, the Company believes that it has substantially eliminated its excess completed home inventory in its Florida region as of March 31, 2007 so that its completed home inventory is now more consistent with current demand.  The Company will continue to monitor these inventory levels on a regular basis and further adjustments in inventory levels may be necessary.  The average price per home of new orders decreased by 41.1% to $192,000 for the nine months ended March 31, 2007 compared to $326,000 for the nine months ended March 31, 2006.  The decrease in average price per home of new orders was primarily a result of increased sales incentives being offered by the Company in an effort to decrease its new home inventory levels.

New orders for the three months ended March 31, 2007 increased $264,000 to $14,153,000, or 1.9%, on 68 homes compared to $13,889,000 on 41 homes for the three months ended March 31, 2006.  The increase in new orders was a result of a decrease in cancellation rates for the quarter and the Company offering sales incentives in an effort to increase absorption rates and to further decrease its new home inventory levels.  The Company experienced a 28.4% cancellation rate in the Florida region for the three months ended March 31, 2007, compared to 49.4% for the three months ended March 31, 2006.  The decreased cancellation rate is due to an increase in orders for the period as a result of increased sales incentives and the fact that many investors have exited the market prior to the beginning of the quarter ending March 31, 2007.  The average price per home of new orders decreased by 38.6% to $208,000 for the three months ended March 31, 2007 compared to $339,000 for the three months ended March 31, 2006.  The decrease in average price per home of new orders was primarily a result of increased sales incentives being offered by the Company in an effort to decrease its new home inventory levels.

The Company had six active selling communities in the Florida region as of March 31, 2007, compared to five active selling communities as of March 31, 2006.

Midwestern Region:

New orders for the nine months ended March 31, 2007 decreased $14,027,000 to $64,047,000, or 18.0%, on 143 homes compared to $78,074,000 on 179 homes for the nine months ended March 31, 2006.    The decrease in new orders, which began during the fourth quarter of fiscal 2006, primarily was a result of decreased homebuyer demand due to lower consumer confidence in the overall housing market.  The Company has responded to this decreased homebuyer demand by increasing sales incentives and offering limited time promotions with the objective of improving new orders and reducing home inventory levels.  As a result of the sales incentives, new home orders increased in the latter part of the nine month period resulting in a decrease in the Company’s midwestern region new home inventory level, including model homes, at March 31, 2007 when compared with March 31, 2006.  The Company believes that it has substantially eliminated its excess completed home inventory in its Midwestern region as of March 31, 2007 so that its completed home inventory is now more consistent with current demand.  The Company will continue to monitor these inventory levels on a regular basis and further adjustments in inventory levels may be necessary.  The average price per home of new orders increased by 2.8% to $448,000 for the nine months ended March 31, 2007 compared to $436,000 for the nine months ended March 31, 2006.

New orders for the three months ended March 31, 2007 decreased $12,689,000 to $17,892,000, or 41.5%, on 38 homes compared to $30,581,000 on 68 homes for the three months ended March 31, 2006.    The decrease in the dollar amount of new orders was a result of the Company offering sales incentives in an effort to improve new orders and reduce new home inventory levels.  The average price per home of new orders increased by 4.7% to $471,000 for the three months ended March 31, 2007 compared to $450,000 for the three months ended March 31, 2006.

The Company had seven active selling communities in the northern region as of March 31, 2007 compared to nine active selling communities at March 31, 2006.

Western Region

As of March 31, 2007, the Company has not started selling homes in the western region.  The Company anticpates that it will begin selling homes in one community in the western region during the fourth quarter of fiscal 2007.

Total Earned Revenues

Total earned revenues for the nine months ended March 31, 2007 decreased $125,982,000, to $468,225,000, or 21.2%, compared to $594,207,000 for the nine months ended March 31, 2006.  Residential revenue earned from the sale of residential homes included 1,044 homes totaling $443,830,000 during the nine months ended March 31, 2007, as compared to 1,468 homes totaling $586,718,000 during the nine months ended March 31, 2006.  The average selling price per home delivered increased by approximately 6.4% to $425,000 for the nine months ended March 31, 2007 compared to $400,000 for the nine months ended March 31, 2006.  Customer discounts increased to 7.1% of residential revenue earned for the nine months ended March 31, 2007 compared to 1.8% for the same period in the prior year.  The decrease in residential revenue earned is due to the decrease in new order activity and increase in customer discounts, as described above.

Total earned revenues for the three months ended March 31, 2007 decreased $63,921,000, to $145,994,000, or 30.5%, compared to $209,915,000 for the three months ended March 31, 2006.  Residential revenue earned from the sale of residential homes included 304 homes totaling $128,886,000 during the three months ended March 31, 2007, as compared to 504 homes totaling $207,843,000 during the three months ended March 31, 2006.  The average selling price per home delivered increased by approximately 2.8% to $424,000 for the three months ended March 31, 2007 compared to $412,000 for the three months ended March 31, 2006.  Customer discounts increased to 9.9% of residential revenue earned for the three months ended March 31, 2007 compared to 1.6% for the same period in the prior year.  The decrease in residential revenue earned is due to the decrease in new order activity and increase in customer discounts as described above.

Northern Region:

Residential revenue earned for the nine months ended March 31, 2007 decreased $100,718,000 to $138,585,000, or 42.1%, on 289 homes delivered as compared to $239,303,000 on 510 homes delivered during the nine months ended March 31, 2006. The decrease in residential revenue earned primarily was a result of reduced new order activity in the region which began during the second quarter of fiscal 2006 and has continued through the third quarter of fiscal 2007.  The decrease was partially offset by an increase in the average selling price per home delivered of 2.3% to $480,000 for the nine months ended March 31, 2007 from $469,000 for the nine months ended March 31, 2006 as a result of a shift in the product mix of homes delivered. Specifically, in the region the Company delivered a larger percentage of luxury homes during the nine months ended March 31, 2007 when compared to the same period in the prior fiscal year.  Customer discounts increased to 7.2% of residential revenue earned for the nine months ended March 31, 2007 compared to 1.5% for the same period in the prior year.  The increase in customer discounts contributed to the decrease in residential revenue earned.

Residential revenue earned for the three months ended March 31, 2007 decreased $46,842,000 to $43,263,000, or 52.0%, on 93 homes delivered as compared to $90,105,000 on 184 homes delivered during the three months ended March 31, 2006. The decrease in residential revenue earned was primarily a result of reduced new order activity in the region which began during the second quarter of fiscal 2006 and has continued through the third quarter of fiscal 2007.  The decrease was also attributable to a decrease in the average selling price per home delivered of 5.0%, to $465,000 for the three months ended March 31, 2007 from $490,000 for the three months ended March 31, 2006 as a result of a shift in the product mix of homes delivered and an increase in customer discounts.  Customer discounts increased to 10.3% of residential revenue earned for the three months ended March 31, 2007 compared to 1.5% for the same period in the prior year.

Southern Region:

Residential revenue earned for the nine months ended March 31, 2007 decreased $19,449,000 to $190,879,000, or 9.2%, on 396 homes delivered as compared to $210,328,000 on 527 homes delivered during the nine months ended March 31, 2006.  The decrease in residential revenue earned was a result of reduced new order activity in the region which began during the fourth quarter of fiscal 2006 and has continued through the third quarter of fiscal 2007.  The decrease was partially offset by an increase in the average selling price per home delivered of 20.8% to $482,000 for the nine months ended March 31, 2007 from $399,000 for the nine months ended March 31, 2006. The increase in the average price per home delivered was attributable to a change in the product mix of homes delivered during the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006.  Specifically, in the region, the Company delivered a larger percentage of luxury and second move-up homes during the nine months ended March 31, 2007 than the nine months ended March 31, 2006.  Customer discounts increased to 5.4% of residential revenue earned for the nine months ended March 31, 2007 compared to 2.9% for the same period in the prior year.  The increase in customer incentives also contributed to the decrease in residential revenue earned.

Residential revenue earned for the three months ended March 31, 2007 decreased $15,793,000 to $55,652,000, or 22.1%, on 112 homes delivered as compared to $71,445,000 on 172 homes delivered during the three months ended March 31, 2006.  The decrease in residential revenue earned was a result of reduced new order activity in the region which began during the fourth quarter of fiscal 2006 and has continued through the third quarter of fiscal 2007.  The decrease was partially offset by an increase in the average selling price per home delivered of 19.6% to $497,000 for the three months ended March 31, 2007 from $415,000 for the three months ended March 31, 2006. The increase in the average price per home delivered was attributable to a change in the product mix of homes delivered during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.  Specifically, in the region, the Company delivered a larger percentage of luxury and second move-up homes during the three months ended March 31, 2007 than the three months ended March 31, 2006.  Customer discounts increased to 8.3% of residential revenue earned for the three months ended March 31, 2007 compared to 2.5% for the same period in the prior year.  The increase in customer incentives also contributed to the decrease in residential revenue earned.

Florida Region:

Residential revenue earned for the nine months ended March 31, 2007 decreased $4,821,000 to $55,265,000, or 8.0%, on 219 homes, compared to $60,086,000 on 248 homes for the nine months ended March 31, 2006.  The decrease in residential revenue earned was primarily attributable to reduced new order activity in the region during prior quarters and the Company offering sales incentives on its new home inventory in an effort to decrease its new home inventory levels.  Customer discounts increased to 12.1% of residential revenue earned for the nine months ended March 31, 2007 compared to 0.2% for the same period in the prior year.  The average selling price per home increased 4.1% to $252,000 for the nine months ended March 31, 2007 from $242,000 for the nine months ended March 31, 2006.  The increase in average selling price per home is primarily a result of product mix, specifically related to one community that did not generate residential revenue in the prior fiscal year period.

Residential revenue earned for the three months ended March 31, 2007 decreased $9,677,000 to $14,682,000, or 39.7%, on 61 homes, compared to $24,359,000 on 97 homes for the three months ended March 31, 2006.  The decrease in residential revenue earned was primarily attributable to reduced new order activity in the region during prior quarters and the Company offering sales incentives to increase sales and decrease its new home inventory levels.  Customer discounts increased to 11.6% of residential revenue earned for the three months ended March 31, 2007 compared to 0.2% for the same period in the prior year.  The average selling price per home decreased 4.2% to $241,000 for the three months ended March 31, 2007 from $251,000 for the three months ended March 31, 2006.  The decrease in average selling price per home is primarily a result of the increase in customer discounts.

Midwestern Region:

Residential revenue earned for the nine months ended March 31, 2007 decreased $17,900,000 to $59,101,000, or 23.2%, on 140 homes, compared to $77,001,000 on 183 homes for the nine months ended March 31, 2006.  The decrease in residential revenue earned primarily was a result of reduced new order activity in the region which began during the fourth quarter of fiscal 2006 and has continued for the first nine months of fiscal 2007.  The decrease was partially offset by an increase in the average selling price per home delivered of 0.2% to $422,000 for the nine months ended March 31, 2007 from $421,000 for the nine months ended March 31, 2006. Customer discounts increased to 7.5% of residential revenue earned for the nine months ended March 31, 2007 compared to 0.8% for the same period in the prior year.  The increase in customer discounts also contributed to the decrease in residential revenue earned.

Residential revenue earned for the three months ended March 31, 2007 decreased $6,645,000 to $15,289,000, or 30.3%, on 38 homes, compared to $21,934,000 on 51 homes for the three months ended March 31, 2006.  The average selling price per home delivered decreased 6.4% to $402,000 for the three months ended March 31, 2007 compared to $430,000 for the three months ended March 31, 2006.  The decrease in residential revenue earned primarily was a result of reduced new order activity in the region which began during the fourth quarter of fiscal 2006 and has continued for the first nine months of fiscal 2007.  Customer discounts increased to 12.2% of residential revenue earned for the three months ended March 31, 2007 compared to 1.0% for the same period in the prior year.  The increase in customer discounts also contributed to the decrease in residential revenue earned.

Land Sales

Land sales for the nine months ended March 31, 2007 increased $15,716,000 to $17,069,000, compared to $1,353,000 for the same period in the prior year.  The increase in land sales was primarily attributable to the sale of a parcel of land in the southern region for approximately $13,600,000.  Additionally, the Company sold several smaller parcels and scattered lot inventory across various regions.

Land sales for the three months ended March 31, 2007 was $14,864,000.  These sales were primarily attributable to the sale of a parcel of land in the southern region for approximately $13,600,000.  Additionally, the Company sold several smaller parcels and scattered lot inventory across various regions.  The Company recognized no land sales for the three months ended March 31, 2006.

Other Income

Other income consists primarily of property management fees and mortgage processing income.  Other income for the nine months ended March 31, 2007 increased $1,190,000 to $7,326,000, or 19.4%, compared to $6,136,000 for the nine months ended March 31, 2006.  The increase in other income was primarily attributable to increases in title insurance services, property management revenue and miscellaneous income, partially offset by decreases in mortgage processing income, during the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006.  The Company recognized miscellaneous income of $550,000 in Other Income in connection with the settlement of a parcel of land in the Company’s northern region that was previously under agreement of sale.

Other income for the three months ended March 31, 2007 increased $172,000 to $2,244,000, or 8.3%, compared to $2,072,000 for the three months ended March 31, 2006.  The increase in other income was primarily attributable to increases in income from title insurance services and interest income earned during the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Costs and Expenses

Cost of Residential Properties:

The cost of residential properties, including inventory impairments of $57,186,000, for the nine months ended March 31, 2007, decreased $24,502,000 to $429,496,000, or 5.4%, when compared with $453,998,000 for the nine months ended March 31, 2006.  The decrease in the cost of residential properties was primarily attributable to a decrease in residential properties revenue, partially offset by inventory impairment charges and increases in interest and warranty costs.

The cost of residential properties, including inventory impairments of $47,336,000, for the three months ended March 31, 2007, increased $1,445,000 to $162,856,000, or 0.9%, when compared with $161,411,000 for the three months ended March 31, 2006.  The increase in the cost of residential properties was primarily attributable to inventory impairment charges and increases in interest and warranty costs, partially offset by a decrease in residential properties revenue.

Inventory Impairments:

As a result of increased sales incentives offered during fiscal year 2007, a decrease in anticipated absorption rates at various communities, increasing uncertainty with respect to the sub-prime mortgage market and increased mortgage underwriting standards and a slower than anticipated pace of new orders, the Company recorded impairments to residential properties completed or under construction of $6,750,000, which includes $5,000,000 relating to model home inventory, and land held for development or sale and improvement of $50,436,000 for the nine months ended March 31, 2007.  The impairment on model homes relates to 51 model homes in three of the Company’s regions.  Additionally, the Company is currently contemplating several alternatives for selling a portion of its model home portfolio; however, the Company can offer no assurances as to whether or when such a transaction will occur.  The Company recognized no impairment losses in the previous year period.  The impairment losses were charged to the cost of residential properties and were recorded in all of our homebuilding segments, most notably with respect to communities in the western, northern, Florida and midwestern regions, but also communities in the southern region.  The impairment losses recognized represent the amounts by which the book values of the residential properties and land held for development and sale exceeded the estimated fair value of the assets.

As a result of increased sales incentives offered during the second and third quarters of fiscal year 2007, a decrease in anticipated absorption rates at various communities, increasing uncertainty in regards to the sub-prime mortgage market and increased mortgage underwriting standards, as discussed above, and a slower than anticipated pace of new orders and increases in sales incentives required to generate new home sales, the Company recorded impairments to land held for development or sale and improvement of $42,336,000 for the three months ended March 31, 2007.  Additionally, the Company recognized a $5,000,000 impairment relating to model home inventory.  This impairment loss relates to 51 model homes in three of the Company’s regions.  The Company recognized no impairment losses in the previous year period.  The impairment losses were charged to the cost of residential properties and were recorded in all of our homebuilding segments, most notably with respect to communities in the western, northern, Florida and midwestern regions, but also communities in the southern regions.

The Company will continue to assess its residential properties completed or under construction and land held for development or sale and improvement considering changing market conditions.  Continued deterioration in demand and market conditions could result in a reevaluation of the Company’s inventory, which may result in additional impairments to residential properties and land held for development or sale and improvements.  See Liquidity and Capital Resources below for discussion on the effect of inventory impairments on the Company’s liquidity.

Gross Profit Margin:

The Company’s consolidated gross profit margins were (26.4)% and 3.2% during the three and nine months ended March 31, 2007, respectively, compared with 22.3% and 22.6% during the same periods in fiscal 2006.

The Company’s consolidated gross profit margins, excluding inventory impairments of $47,336,000 and $57,186,000, were 10.4% and 16.1% during the three and nine months ended March 31, 2007, respectively, compared with gross profit margins of 22.3% and 22.6% for the same periods in fiscal 2006, during which the Company recorded no inventory impairments.

The decrease in the Company’s consolidated gross profit margins, excluding inventory impairments, was primarily attributable to reduced gross profit margins in the Company’s northern, Florida and midwestern regions that were partially offset by an increase in gross profit margins in the Company’s southern region.  These decreases primarily resulted from offering higher sales incentives in order to generate new orders and reduce new home inventory, as well as increases in interest, the cost of land and warranty related costs.

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

Interest Included in Cost of Residential Properties:

Interest included in the costs and expenses of residential properties was $3,997,000 and $11,797,000 during the three and nine months ended March 31, 2007, respectively, compared with $3,218,000 and $8,648,000 during the same periods in fiscal 2006.  The increase in interest included in the costs and expenses of residential properties was attributable to increased interest rates on the Company’s variable rate debt during fiscal 2006 and fiscal 2007 coupled with interest payments on the Company’s subordinated notes issued in fiscal 2006.  The Company’s subordinated notes have higher interest rates than the Company’s other debt.  The interest incurred during the construction periods is capitalized to inventory and then expensed to the cost of residential properties in the period in which the home settles.

Selling, General & Administrative Expenses:

The Company’s Selling, General and Administrative Expenses include selling and advertising costs, commissions and other general and administrative costs.  For the nine months ended March 31, 2007, selling, general and administrative expenses increased $15,765,000 to $90,204,000, or 21.2%, when compared with $74,439,000 for the nine months ended March 31, 2006.  The increase was attributable to increases in selling and advertising costs, abandoned projects and severance compensation, partially offset by a decrease in commissions and other incentive compensation.  Selling, general and administrative expenses as a percentage of residential revenue earned for the nine months ended March 31, 2007 increased to 20.3% compared to 12.7% in the same period in the prior fiscal year.  Selling, general and administrative expenses, excluding abandoned projects and severance compensation of $22,138,000, as a percentage of residential revenue earned for the nine months ended March 31, 2007, increased to 15.3% compared to 12.5% in the same period in the prior fiscal year, during which there were abandoned project charges of $1,255,000.

For the three months ended March 31, 2007, selling, general and administrative expenses increased $7,920,000 to $33,784,000, or 30.6%, when compared with $25,864,000 for the three months ended March 31, 2006.  The increase was attributable to increases in selling and advertising costs and abandoned projects, partially offset by a decrease in commissions and other incentive compensation.  Selling, general and administrative expenses as a percentage of residential revenue earned for the three months ended March 31, 2007 increased to 26.2% compared to 12.4% in the same period in the prior fiscal year.  Selling, general and administrative expenses, excluding abandoned projects of $10,664,000, as a percentage of residential revenue earned for the three months ended March 31, 2007, increased to 17.9% compared to 12.3% in the same period in the prior fiscal year, during which there were abandoned project charges of $328,000.

Selling and Advertising:

For the nine months ended March 31, 2007, selling and advertising costs increased $5,637,000 to $25,182,000, or 28.8%, when compared with the nine months ended March 31, 2006.  Selling and advertising costs includes advertising, community sales office expense, model home expense, amortization of deferred marketing costs and other selling costs.  The increase in selling and advertising was primarily due to an increase in advertising costs in an effort to generate homebuyer traffic; an increase in landscaping expense in an effort to make the communities more attractive to homebuyers; and an increase in the amortization of deferred marketing costs and other sales office expenses primarily attributable to an increase in communities open when compared with the same period in the prior fiscal year.

For the three months ended March 31, 2007, selling and advertising costs increased $2,323,000 to $9,066,000, or 34.5%, when compared with the three months ended March 31, 2006.  The increase in selling and advertising was primarily due to an increase in the amortization of deferred marketing costs and other sales office expenses, such as advertising and maintenance, primarily attributable to an increase in communities open when compared with the same period in the prior fiscal year.

Commissions:

The Company’s commission expense was $5,356,000 and $17,499,000 during the three and nine months ended March 31, 2007, respectively, compared with $7,216,000 and $20,722,000 during the same periods in fiscal 2006.  The Company’s commission expense as a percentage of residential revenue earned was 4.2% and 3.9% during the three and nine months ended March 31, 2007, respectively, compared with 3.5% and 3.5% during the same periods in fiscal 2006.  The fiscal 2007 third quarter and year-to-date decrease in commission expense is related to the decrease in residential property revenue when compared with the same periods in the prior fiscal year.  The increase in commissions as a percentage of residential revenue earned is a result of added incentives in an attempt to increase new home orders.

General and Administrative:

At the end of fiscal year 2006 and the beginning of fiscal year 2007, the Company’s backlog began to decline due to the unfavorable market conditions in the homebuilding industry.  These unfavorable conditions have continued.  In addition, the Company’s cancellations began to increase resulting in an increase in homes in inventory.  As a result, the Company began to increase sales incentives in an effort to increase new orders and backlog and reduce inventory.  As a result of these unfavorable conditions in the homebuilding industry, the Company also began to review its land under option and agreements of sale to determine if the economics of the transaction were acceptable to the Company given the state of the market in the homebuilding industry.  For those agreements deemed unfavorable, the Company attempted to renegotiate the transaction.  If the transaction could not be renegotiated on terms favorable to the Company, the option or agreement of sale was terminated resulting in the abandoned project write-off described below.

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

For the nine months ended March 31, 2007, general and administrative costs increased $13,351,000 to $47,523,000, or 39.1%, when compared with the nine months ended March 31, 2006.  The increase in general and administrative costs was primarily due to a) an increase of $19,017,000 in abandoned project write-offs, which represents due diligence costs and deposits on land projects under option which the Company elected not to pursue; b) an increase of  $1,066,000 for severance compensation; c) an increase of $1,440,000 in charges for a supplemental executive retirement plan, which was adopted during the second quarter of fiscal 2006, and expenses associated with the issuance of stock options, as a result of the addition of two senior executives; d) an increase of $649,000 in connection with the Company’s start-up operation in its western region, offset by; e) a decrease in salaries, related to restructuring, and incentive compensation.

For the three months ended March 31, 2007, general and administrative costs increased $7,457,000 to $19,362,000, or 62.6%, when compared with the three months ended March 31, 2006.  The increase in general and administrative costs was primarily due to a) an increase of $10,336,000 in abandoned project write-offs, which represents due diligence costs and deposits on land projects under option which the Company elected not to pursue; b) an increase of $466,000 in charges for a supplemental executive retirement plan, which was adopted during the second quarter of fiscal 2006, and expenses associated with the issuance of stock options, as a result of the addition of two senior executives, offset by; d) a decrease in salaries and incentive compensation.

Impairment of Goodwill:

During the three and nine months ended March 31, 2007, the Company recorded impairment charges related to the goodwill that arose from the Realen Homes and Masterpiece Homes acquisitions.  No impairment charges related to goodwill were taken during the three and nine months ended March 31, 2006.  See Note (B) to the Company’s Consolidated Financial Statements for additional discussions regarding these acquisitions.

The impairment charges related to the goodwill that arose from the Realen Homes and Masterpiece Homes acquisitions were necessary due to slower than expected absorption rates in the third quarter, increased sales incentives and lower margins, which resulted from the deteriorating market conditions in the regions in which Realen Homes and Masterpiece Homes operate.  The deteriorating market conditions are the result of decreased consumer demand, recent changes in the sub-prime mortgage market and increased underwriting standards.  The recent changes in the sub-prime mortgage market are the result of rising delinquencies and defaults by borrowers as they experience financial difficulties due to rising interest rates.  This credit deterioration has led to the bankruptcies of major sub-prime mortgage lenders, an overall lending capacity decline and the tightening of lending standards.

The impairment charges taken during the third quarter are estimates based on the currently available projections for fiscal year 2008 and beyond, management’s best estimates of current market conditions and the fair market value of assets and liabilities at March 31, 2007.  The Company will monitor these projections and estimates during the fourth quarter of fiscal year 2007 and make any adjustments to the estimated charges deemed necessary at such time.

Realen Homes Goodwill:

For the three and nine months ended March 31, 2007, a goodwill impairment charge of $13,327,000 related to the goodwill arising from the Company’s acquisition of Realen Homes was recognized.  The impairment charge was necessary due to declining market conditions in both the midwestern and northern regions in which Realen Homes operated, as noted above.  As a result, the operating income and cash flows for these regions were less than expected for the three and nine moths ended March 31, 2007.  Based on these results, the Company’s earnings forecast for the next eight fiscal years were revised.

Masterpiece Homes Goodwill:

For the three and nine months ended March 31, 2007, a goodwill impairment charge of $3,007,000 related to the goodwill arising from the Company’s acquisition of Masterpiece Homes was recognized.  The impairment charge was necessary due to declining market conditions in the Florida region, as noted above.  As a result, the operating income and cash flows for Florida were less than expected for the three and nine moths ended March 31, 2007.  Based on these results, the Company’s earnings forecast for the next eight fiscal years were revised.

Income Tax Expense / (Benefit):

Income tax expense for the nine months ended March 31, 2007 decreased $58,529,000 to an income tax benefit of $34,543,000 for the nine months ended March 31, 2007.  The decrease in income tax expense was primarily attributable to a decrease in income from operations before income taxes for the nine months ended March 31, 2007 compared to the nine months ended March 31, 2006.

Income tax expense for the three months ended March 31, 2007 decreased $40,642,000 to an income tax benefit of $32,218,000 for the three months ended March 31, 2007.  The decrease in income tax expense was primarily attributable to a decrease in income from operations before income taxes for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

The Company’s consolidated tax rate fluctuates slightly depending upon the shift in the mix of income from operations before income taxes earned in each of the Company’s regions.  The Company’s effective tax rate was 38.3% and 38.4% during the three and nine months ended March 31, 2007, respectively, compared with 39.7% and 40.0% during the same periods in fiscal 2006.   The Company’s overall effective tax rate decreased for the three and nine months ended March 31, 2007 compared to the three and nine months ended March 31, 2006 as a result of a decrease in unfavorable permanent differences resulting from stock option activity as well as increased tax benefits resulting from the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004.

Net Income / Loss:

The Company reported a net loss of $55,523,000 for the nine months ended March 31, 2007 compared with net income of $36,003,000 for the nine months ended March 31, 2006.  The net loss is primarily attributable to reduced gross profit margins due to increased sales incentives in an effort to increase new home orders, inventory impairments of approximately $35,529,000, net of tax, an increase in abandoned project write-offs of approximately $12,311,000, net of tax, and an increase in impairment of goodwill of approximately $9,968,000, net of tax, for the nine months ended March 31, 2007.

The Company reported a net loss of $51,898,000 for the three months ended March 31, 2007 compared with net income of $12,809,000 for the three months ended March 31, 2006.  The net loss is primarily attributable to reduced gross profit margins due to increased sales incentives in an effort to increase new home orders; inventory impairments of approximately $29,484,000, net of tax, an increase in abandoned project write-offs of approximately $6,465,000, net of tax, and an increase in impairment of goodwill of approximately $9,968,000, net of tax, for the nine months ended March 31, 2007.

Northern Region:

The northern region net loss was $22,967,000 for the first nine months of fiscal 2007 compared with net income of $24,816,000 for the same period in fiscal 2006.  The northern region net loss was $19,598,000 for the third quarter of fiscal 2007 compared with net income of $9,341,000   for the same period in fiscal 2006.  The decrease in net income of $28,939,000 and $47,783,000 for the three months and nine months ended March 31, 2007 when compared with the prior year is primarily due to unfavorable market conditions in the housing industry, as described above, resulting in inventory impairments, goodwill and abandoned project charges and a decrease in residential revenue earned and gross profit margin.  During the three and nine months ended March 31, 2007, the Company recorded goodwill impairments, net of tax, of $4,799,000 in the northern region.  In addition, due to unfavorable market conditions and as a result of a slower than anticipated pace of new orders and increases in sales incentives, during the three and nine months ended March 31, 2007, the Company recorded inventory impairments, net of tax, of $6,097,000 and $8,460,000, respectively, in the northern region.  Further, during the three and nine months ended March 31, 2007, the Company recorded abandoned project write-offs, net of tax, of $6,301,000 and $10,257,000, respectively, which represents due diligence costs and deposits on land projects under option which the Company elected not to pursue.  The aforementioned items negatively impacted net income in the northern region for the three and nine months ended March 31, 2007 when compared with the same periods in the prior fiscal year.

Southern Region:

The southern region net income was $2,349,000 for the first nine months of fiscal 2007 compared with $9,672,000 for the same period in fiscal 2006.  The southern region net loss was $3,110,000 for the third quarter of fiscal 2007 compared with net income of $3,353,000 for the same period in the prior fiscal year.  The decrease in net income of $6,463,000 and $7,323,000 for the three months and nine months ended March 31, 2007 when compared with the prior year is primarily due to unfavorable market conditions in the housing industry, as described above, resulting in inventory impairments and abandoned project charges and a decrease in residential revenue earned and gross profit.  In addition, during the three and nine months ended March 31, 2007, the Company recorded inventory impairments, net of tax, of $2,767,000 and $3,320,000, respectively, in the southern region.  Further, during the nine months ended March 31, 2007, the Company recorded abandoned project write-offs, net of tax, of $838,000, which represents due diligence costs and deposits on land projects under option which the Company elected not to pursue.  The aforementioned items negatively impacted net income in the southern region for the three and nine months ended March 31, 2007 when compared with the same periods in the prior fiscal year.

Florida Region:

The Florida region net loss was $9,673,000 for the first nine months of fiscal 2007 compared with net income of $2,542,000 for the same period in fiscal 2006.  The Florida region net loss was $7,004,000 for the third quarter of fiscal 2007 compared with net income of $1,045,000 for the same period in fiscal 2006. The decrease in net income of $8,049,000 and $12,215,000 for the three months and nine months ended March 31, 2007 when compared with the prior year is primarily due to unfavorable market conditions in the housing industry, as described above, resulting in inventory impairments, goodwill and abandoned project charges and a decrease in gross profit margin.   Specifically, in the Florida region, the Company experienced high new order cancellation rates as investors continued to exit various markets in the Florida region.  This resulted in an increase in new home inventory levels, causing the Company to increase sales incentives in an effort to decrease its new home inventory levels.  The increased sales incentives led to a decrease in gross profit margins thereby negatively impacting net income in the Florida region.  The slower than anticipated pace of new orders and increased sales incentives resulted in an inventory impairment charge, net of tax, of $4,489,000 and $7,466,000, further reducing net income in the Florida region for the three and nine months ended March 31, 2007, respectively.  During the three and nine months ended March 31, 2007, the Company recorded goodwill impairments, net of tax, of $1,865,000 in the Florida region. The aforementioned items negatively impacted net income in the Florida region for the three and nine months ended March 31, 2007 when compared with the same periods in the prior fiscal year.

Midwestern Region:

The midwestern region net loss was $11,618,000 for the first nine months of fiscal 2007 compared with net income of $3,979,000 for the same period in fiscal 2006.  The midwestern region net loss was $11,834,000 for the third quarter of fiscal 2007 compared with net income of $950,000 for the same period in the prior fiscal year.  The decrease in net income of $12,784,000 and $15,597,000 for the three months and nine months ended March 31, 2007 when compared with the prior year is primarily due to unfavorable market conditions in the housing industry, as described above, resulting in inventory impairments, goodwill and abandoned project charges and a decrease in residential revenue earned and gross profit margin.  During the three and nine months ended March 31, 2007, the Company recorded goodwill impairments, net of tax, of $3,304,000 in the midwestern region.  In addition, due to unfavorable market conditions, during the three and nine months ended March 31, 2007, the Company recorded inventory impairments, net of tax, of $7,206,000 and $7,359,000, respectively, in the midwestern region as a result of a slower than anticipated pace of new orders and increases in sales incentives.  Further, during the nine months ended March 31, 2007, the Company recorded abandoned project write-offs, net of tax, of $1,051,000, which represents due diligence costs and deposits on land projects under option which the Company elected not to pursue.  The aforementioned items negatively impacted net income in the midwestern region for the three and nine months ended March 31, 2007 when compared with the same periods in the prior fiscal year.

Western Region:

The western region net loss was $9,493,000 for the first nine months of fiscal 2007 compared with $106,000 for the same period in fiscal 2006.  The western region net loss was $9,203,000 for the third quarter of fiscal 2007 compared with $100,000 for the same period in the prior fiscal year.  The decrease in net income of $9,103,000 and $9,387,000 for the three months and nine months ended March 31, 2007, when compared with the prior year, is primarily due to inventory impairments recorded during the periods.  During the three and nine months ended March 31, 2007, the Company recorded inventory impairments, net of tax, of $8,924,000 in the western region.

Liquidity and Capital Resources

On an ongoing basis, the Company requires capital to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales.  These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities.  The Company’s sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured.  During the second quarter of fiscal year 2007, the Company repaid the $5,000,000 note outstanding in connection with the Realen Homes acquisition.  In February 2007, the Company completed the sale of a parcel of land in its southern region for approximately $13,600,000.  With the proceeds from this transaction, the Company was able to repay outstanding obligations under its Revolving Credit Facility described below.  Additionally, the Company is currently contemplating several alternatives for selling a portion of its model home portfolio; however, the Company can offer no assurances as to whether or when such a transaction will occur.  See Inventory Impairments above for additional discussion regarding model homes.  The Company believes that cash on hand, funds generated from operations and financial commitments from available lenders will provide sufficient capital for the Company to meet its existing operating needs through June 30, 2007.

Revolving Credit Facility

Subsequent to March 31, 2007 and prior to filing the Company’s Quarterly Report on Form 10-Q for the third fiscal quarter of 2007, the Company entered into an amendment to the Amended and Restated Credit Agreement described below (“Third Amendment”).  As a result, on May 8, and as of March 31, 2007, the Company was in compliance with the covenants contained in the Amended and Restated Credit Agreement, as amended.  However, but for the Third Amendment, the Company would have been in violation of certain financial covenants in the Amended and Restated Credit Agreement.

During the course of preparing its quarterly report of Form 10-Q for the third quarter of fiscal year 2007, the Company became aware, and on May 7 2007, determined that, absent the Third Amendment and as a result of the Company’s inventory and goodwill impairment charges and abandoned project charges, the Company would have been in violation of its debt service ratio covenant, tangible net worth covenant and certain owned land to consolidated adjusted tangible net worth ratio covenant under the Amended and Restated Credit Agreement.  A violation of any of these covenants, unless waived by the lenders or otherwise cured, is an event of default under the Amended and Restated Credit Agreement which would give the lenders the right demand immediate repayment in full of all amounts outstanding, among other rights as described below.

As defined by the Amended and Restated Credit Agreement described below: a) the Company’s debt service ratio is the ratio of the Company’s adjusted EBITDA to debt service; and b) the Company’s certain owned land to consolidated adjusted tangible net worth ratio is the ratio of the book value of all land owned by the Company not subject to a qualifying agreement of sale and on which no single-family residential housing facility or individual condominium dwelling has been constructed or is being constructed to its consolidated adjusted tangible net worth.  Each component of the debt service ratio, adjusted EBITDA and debt service, is comprised of the trailing twelve month’s activity.  The Company’s consolidated tangible net worth is the Company’s net worth, less intangibles, plus the amount of any unfunded liability attributable to the Company’s supplemental executive retirement plan (but only to the extent of any intangible assets attributable to the plan) and the Company’s consolidated adjusted tangible net worth is the Company’s consolidated tangible net worth, plus the lesser of one half of the principal amount of certain subordinated debt and 30% of the Company’s consolidated tangible net worth.  At March 31, 2007, the Company’s debt service ratio was 1.48-to-1.00, its tangible net worth was $229,636,000 and its ratio of certain owned land to consolidated adjusted tangible net worth was 1.99-to-1.00.  Absent the Third Amendment, these financial measures would have been required to be a minimum of 1:50-to-1.00, a minimum of approximately $241,763,000 and a maximum of 1.90-to-1.00, respectively, as of March 31, 2007.

Due to the current unfavorable conditions in the homebuilding industry and based upon the Company’s current projections, the Company anticipates that it is unlikely that it will meet its debt service ratio and certain owned land to consolidated adjusted tangible net worth ratio covenant set forth in the Amended and Restated Credit Agreement, as amended, at September 30,

2007.  A violation of either of the described covenants (or any other covenant under the Amended and Restated Credit Agreement), unless waived by the lenders or otherwise cured, would constitute an event of default under the Amended and Restated Credit Facility, giving the lenders the right to terminate their obligations to make additional loans unders the Revolving Credit Facility, demand immediate repayment in full of all amounts outstanding, foreclose on collateral and exercise other rights and remedies granted under the Amended and Restated Credit Agreement and related loan documents and as may be available pursuant to applicable law.  The Company is currently in preliminary discussions with its lenders with respect to the potential violation of its debt service ratio and certain owned land to consolidated adjusted tangible net worth ratio covenants with a view toward obtaining an amendment or waiver of the covenants so as to be able to be in compliance at September 30, 2007.  While the Company believes it can negotiate an acceptable resolution, there can be no assurance that the Company will be able to negotiate an amendment or waiver or that such amendment of waiver will be on terms acceptable to the Company.  If the Company is unable to obtain an amendment or waiver from its lenders, it could have a material adverse effect on the Company’s financial position, including the Company’s ability to fund on-going operations.  A default under the Amended and Restated Credit Agreement may also prevent the Company from making payments under its trust preferred securities.

As a result of the Third Amendment, as of March 31, 2007, the Company had $491,950,000 outstanding and $123,575,000 of borrowing capacity under its secured revolving credit facility discussed below, of which $48,852,000 was available to be drawn based upon the Company’s borrowing base.  In addition, approximately $34,475,000 of letters of credit and other assurances of the availability of funds have been provided under the Revolving Credit Facility, as defined below.  A majority of the Company’s debt is variable rate, primarily based on 30-day LIBOR, and therefore, the Company is exposed to market risk in connection with interest rate changes.  At March 31, 2007, the 30-day LIBOR rate of interest was 5.32%.

Terms of the Revolving Credit Facility:

On January 24, 2006, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc., as guarantor, entered into an Amended and Restated Revolving Credit and Loan Agreement (as amended, the “Amended and Restated Credit Agreement”) for a $650,000,000 Senior Secured Revolving Credit and Letter of Credit Facility (the “Revolving Credit Facility”) with various banks as lenders.  The Amended and Restated Credit Agreement was amended on November 1, 2006, February 7, 2007 and May 8, 2007.

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

The Revolving Credit Facility has a maturity date of December 20, 2008 and may be increased to $750,000,000 under certain circumstances.  Borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus a non-default variable spread ranging from 165 basis points to 262.5 basis points, depending upon the Company’s leverage ratio and debt service ratio.  During the term of the Revolving Credit Facility, interest is payable monthly in arrears.  At March 31, 2007, the interest rate was 7.695%, which included a 237.5 basis point spread.

The Company is subject to certain financial ratios and customary covenants as set forth in the Amended and Restated Credit Agreement.  These financial ratios and covenants include, but are not limited to, debt service; consolidated adjusted tangible net worth; leverage; investments in joint ventures, land held for development and sale and speculative inventory; and limitations on subordinated and purchase money mortgage debt.  The Amended and Restated Credit Agreement was amended on November 1, 2006 (“First Amendment”), February 7, 2007 (“Second Amendment”) and May 8, 2007 (“Third Amendment”).  As discussed above, the Third Amendment was effective as of March 31, 2007 and included amendments to certain financial covenants.

First Amendment to the Amended and Restated Credit Agreement:

On November 1, 2006, the Company’s Amended and Restated Credit Agreement described above was amended as follows:

•                  The required debt service ratio was reduced from 2.25-to-1.00 for the entire term of the revolving credit facility to 2.25-to-1.00 at September 30, 2006; 2.00-to-1.00 at December 31, 2006; 1.65-to-1.00 at March 31, 2007, 1.50-to-1.00 at June 30, 2007 through December 31, 2007; 1.65-to-1.00 at March 31, 2008; and 1.80-to-1.00 at June 30, 2008 through December 31,

                        2008.  In addition, the Company’s debt service ratio must be greater than or equal to 1.75-to-1.00 as of the last day of at least two fiscal quarters in each rolling period of five consecutive quarters, beginning with the period of five consecutive fiscal quarters ending September 30, 2006.  This ratio was further amended by the Second Amendment and the Third Amendment.

•                  The definition of debt service included in the calculation of the debt service ratio was modified to exclude the repayment of the $5,000,000 note issued to the former owners of Realen Homes.

•                  The non-default variable interest rate spread will be increased by 25 basis points when the Company’s debt service ratio is less than 2.25-to-1.00.

•                  The permitted ratio of all land owned which is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the  Company’s consolidated adjusted tangible net worth was reset to 1.85-to-1.00 at September 30, 2006 through December 31, 2006; 1.75-to-1.00 at March 31, 2007 through June 30, 2007; 1.65-to-1.00 at September 30, 2007 through December 31, 2007; and 1.50-to-1.00 from March 31, 2008 through December 31, 2008.  This ratio was further amended by the Second Amendment and the Third Amendment.

•                  The permitted minimum consolidated tangible net worth was reset to 90% of the Company’s consolidated tangible net worth at September 30, 2006 plus an amount equal to 50% of the net income earned during each fiscal quarter that ends after September 30, 2006 and all of the net proceeds of equity securities issued by the Company after September 30, 2006.  In addition, the definition of consolidated tangible net worth was modified to exclude any intangible assets recognized in connection with the Company’s supplemental executive retirement plan.  Prior to the First Amendment to the Amended and Restated Credit Agreement, the permitted minimum consolidated tangible net worth was defined as $180,000,000 plus an amount equal to 50% of the net income earned during each fiscal quarter that ended after December 31, 2005 and all of the net proceeds of equity securities issued by the Company after December 31, 2005.  This covenant was further amended by the Second Amendment and the Third Amendment.

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

Second Amendment to Amended and Restated Credit Agreement:

On February 7, 2007, the Company’s Amended and Restated Credit Agreement was amended as follows:

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

•                  The required debt service ratio was reduced from 1.65-to-1.00 to 1.50-to-1.00 at March 31, 2007.  This ratio was further amended by the Third Amendment.

•                  The permitted ratio of all land owned which is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the  Company’s consolidated adjusted tangible net worth was reset to 1.90-to-1.00 at December 31, 2006 and 1.90-to-1.00 at March 31, 2007.  This ratio was further amended by the Third Amendment.

Third Amendment to Amended and Restated Credit Agreement:

On May 8, 2007, the Company’s Amended and Restated Credit Agreement was amended as follows:

•                  The permitted minimum consolidated tangible net worth covenant was reset to $205,000,000 at March 31, 2007 plus an amount equal to 50% of positive net income earned by the Company during each fiscal quarter that ends after March 31, 2007 and all of the net proceeds of equity securities issued by the Company after March 31, 2007.

•                  The permitted ratio of the book value of all land owned that is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the Company’s consolidated adjusted tangible net worth was reset to 2.10-to-1.00 at March 31, 2007 through June 30, 2007.

•                  The required debt service ratio was reduced to 1.30-to-1.00 at March 31, 2007 and to 0.50-to-1.00 at June 30, 2007.

•                  For any borrowing base certificate that is dated as of a date that is on or after March 31, 2007 and on or before August 31, 2007, the maximum borrowing base availability attributable to units not subject to a qualifying agreement of sale was increased from 30% of the aggregate borrowing base availability attributable to the total units to the lesser of (a) 45% of the aggregate borrowing base availability attributable to total units, and (b) $105,000,000.

Trust Preferred Securities:

On November 23, 2005, the Company issued $75,000,000 of trust preferred securities which mature on January 30, 2036 and are callable, in whole or in part, at par plus accrued interest on or after January 30, 2011.  For the first ten years, the securities have a fixed interest rate of 8.61% per annum.  Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 360 basis points per annum, resetting quarterly.  The securities are treated as debt obligations for financial statement purposes.  The Company used proceeds from the sale of these securities to repay outstanding obligations under the Revolving Credit Facility discussed above.

In the event the Company fails to meet certain financial ratios for three of four consecutive quarters, the applicable rate of interest will be increased by 300 basis points until such time as the Company is in compliance with the financial ratios, at which time the interest rate will return to its original amount.  It is an event of default if the increased interest rate is in effect for four consecutive interest payment periods.  The occurrence of an event of default may trigger demand for immediate payment in full of all outstanding amounts, whereupon all outstanding amounts will be immediately due and payable.  An uncured event of default under the trust preferred securities also constitutes an event of default under the Amended and Restated Credit Agreement.  At March 31, 2007, the Company failed to meet the interest coverage ratio of 1.75-to-1.00.  Under the indenture, the interest coverage ratio is defined as the Company’s adjusted EBITDA to debt service for the trailing twelve month period.  The Company also failed to meet this financial ratio as of the quarter ended December 31, 2006. The Company anticipates that it will not meet the interest coverage ratio for the quarter ended June 30, 2007. As a result, the Company anticipates that it will begin to pay the increased rate of interest under the $75,000,000 of trust preferred securities starting with the quarterly interest payment due on October 30, 2007.  The Company can offer no assurance that the increased rate of interest will not be in effect for four consecutive interest payment periods thereby triggering an event of default under the $75,000,000 of trust preferred securities.

On September 20, 2005, the Company issued $30,000,000 of trust preferred securities which mature on September 30, 2035 and are callable, in whole or in part, at par plus accrued interest on or after September 30, 2010.  For the first ten years, the securities have a fixed interest rate of 8.52% per annum.  Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 380 basis points per annum, resetting quarterly.  The securities are treated as debt obligations for financial statement purposes.  The Company used proceeds from the sale of these securities to fund land purchases and residential construction.  The obligations relating to the trust preferred securities are subordinated to the Revolving Credit Facility.

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

The Company used a 4% annual compensation increase and a 6.16% discount rate in its calculation of the present value of its projected benefit obligation at June 30, 2006.  The discount rate used represented the Moody’s AA bond rate for long-term bonds as of June 30, 2006.  The Company recognized the following costs related to the SERP for the period ended March 31, 2007:

	Three Months Ended		Nine months Ended
	March 31,		March 31,
	2007	2006	2007	2006
	(in thousands)
Net periodic pension cost:
Service cost	$201,000	$134,000	$572,000	$314,000
Interest cost	127,000	77,000	348,000	180,000
Amortization of prior service cost	91,000	83,000	272,000	194,000
Total net periodic pension cost	$419,000	$294,000	$1,192,000	$688,000

As the SERP was not adopted until December 1, 2005, the Company did not recognize any net periodic pension costs during the three months ended September 30, 2005.

Deferred Compensation Plan:

On December 1, 2005, the Company adopted an Executive Compensation Deferral Plan (the “Deferral Plan”) effective as of June 1, 2005.  Under the Plan, participants will have the ability to defer a portion of their compensation which will be credited to an account maintained by the Company for the participant. Amounts contributed by participants are always vested. Participant deferral accounts will be maintained by the Company for recordkeeping purposes only. Participants will have no interest in any assets which may be set aside by the Company to meet its obligations under the Deferral Plan.  At March 31, 2007, the Company had obligations totaling $1,735,000 in connection with the Deferral Plan.  The deferred compensation is included in accrued expenses on the Company’s Consolidated Balance Sheet at March 31, 2007.

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

The Company did not repurchase any shares under the share repurchase program during the nine months ended March 31, 2007.

Cash Flow Statement:

Net cash used in operating activities for the nine months ended March 31, 2007 was $66,495,000, compared to net cash used in operating activities for the prior year nine month period of $216,998,000.  The decrease was primarily attributable to a decrease in cash used for real estate held for development and sale relating to site improvement costs for land previously acquired and land acquisitions.  Net cash used in investing activities for the nine months ended March 31, 2007 was $275,000, compared to $894,000 for the prior fiscal period.  This decrease was attributable to a decrease in fixed asset additions.  Net cash provided by financing activities for the nine months ended March 31, 2007 was $63,480,000, compared to $197,562,000 for the prior fiscal period.  The majority of this decrease relates to a decrease in net borrowings for the nine months ended March 31, 2007 when compared with the same period in the prior fiscal year.

Cash dividends are approved on a quarterly basis by the Company’s Board of Directors, subject to its discretion.  Net cash provided by operating activities is used to pay cash dividends.

Lot Positions

As of March 31, 2007, the Company owned or controlled approximately 11,850 building lots.  Included in the aforementioned lots, the Company had contracted to purchase, or has under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $185,887,000 that are expected to yield approximately 3,520 building lots.

Undeveloped Land Acquisitions:

In recent years, the process of acquiring desirable undeveloped land has become extremely competitive, particularly in the northern region, mostly due to the lack of available parcels suitable for development.  In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction.  Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land by forfeiture of its deposit under the agreement.  At March 31, 2007, all of the Company’s agreements to purchase undeveloped land were structured in this manner.  For the nine months ended March 31, 2007, the Company forfeited $6,900,000 of land deposits and expensed an additional $13,372,000 of pre-acquisition costs related to the cancellation of purchase agreements.  The Company will continue to assess its investment in land deposits and costs of future development considering changing market conditions.  Continued deterioration in demand and market conditions could result in a decision to forfeit deposits on additional land and lot options and a reevaluation of the

Company’s investment in land deposits and costs of future development which may result in additional write-offs. Included in the balance sheet captions “Inventory not owned — Variable Interest Entities” and “Land deposits and costs of future development,” at March 31, 2007, the Company had $19,020,000 invested in 25 parcels of undeveloped land, of which $9,993,000 was deposits, a portion of which is non-refundable.  At March 31, 2007, overall undeveloped parcels of land under contract had an aggregate purchase price of approximately $138,303,000 and were expected to yield approximately 3,050 building lots.

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

At March 31, 2007, the Company had contracted to purchase or had under option approximately 468 improved building lots for an aggregate purchase price of approximately $47,584,000.  At March 31, 2007, the Company had $2,506,000 invested in these improved building lots, of which $2,443,000 is deposits.  There were no deposits forfeited during the nine months ended March 31, 2007 with respect to improved building lots.

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

Recent Accounting Pronouncements

Accounting for financial statement misstatements:

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

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

Accounting for defined benefit pensions and other postretirement benefits:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”).   SFAS 158 requires companies to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize the changes in that funded status in comprehensive income in the year in which the changes occur.  In addition, SFAS 158 requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The effective date for the adoption of SFAS 158 for publicly traded companies is as of the end of the fiscal years ending after December 15, 2006.  The Company will adopt SFAS 158 as of June 30, 2007 and its impact is to eliminate the Company’s intangible asset that was recognized in connection with the application of SFAS No. 87, “Employers’ Accounting for  Pensions” (“SFAS 87”), reduce the Company’s other comprehensive income, and increase the Company’s accrued expenses.

Accounting for share based payments:

In December 2004, the FASB revised SFAS No. 123 through the issuance of SFAS No. 123-R “Share Based Payment”, revised (“SFAS 123-R”).  SFAS 123-R was effective for the Company commencing July 1, 2005.  SFAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards.  The fair value based method in SFAS 123-R is similar to the fair-value-based method in SFAS No. 123 in most respects, subject to certain key differences.  As the Company previously adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock awards granted, commencing on July 1, 2002, the impact of the modified prospective adoption of SFAS 123-R did not have a significant impact on the financial position or results of operations of the Company.  The Company amortizes compensation expense on a straight line basis over the vesting period of each option grant.  The Company utilizes the Black-Scholes option pricing model to calculate the compensation expense associated with stock options.  For the nine months ended March 31, 2007, the Company recorded pretax compensation expense associated with stock awards of $1,360,000.  Total compensation cost related to nonvested awards not yet recognized of $7,349,000 will be recognized according to vesting schedules through March 2015.  For the nine months ended March 31, 2007, the Company recognized a $1,068,000 tax benefit resulting from the exercise of 250,000 non-qualified stock options by Michael T. Vesey, President and Chief Operating Officer, Joseph A. Santangelo, former Chief Financial Officer and Kyle Upper, Executive Vice President.

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

New Accounting Pronouncements:

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 provides an entity with the option to measure many financial instruments and certain other items at fair value.  Under the fair value option, an entity will report unrealized gains and losses on those items at each subsequent reporting date.  SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year ending June 30, 2009.  We are currently evaluating this standard and have not yet determined what impact, if any, the fair value option would have on our consolidated financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

In addition to historical information, this report contains statements relating to future events or our future results.  These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by statute.  Generally words such as “may”, “will”, “should”, “could”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue”, and “believe” or the negative of or other variation on these and other similar expressions identify forward-looking statements.  These forward-looking statements including, without limitation, statements with respect to potential liabilities relating to litigation currently pending against us, anticipated reductions in inventory, contemplated sales of model homes, market conditions, anticipated future dividends, anticipated delivery of homes in backlog, expected warranty costs, future land acquisitions, the direction of the housing market and the availability of sufficient capital for us to meet our operating needs, are made only as of the date of this report.  We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.  For additional information on some potential risks, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates.  The Company’s principal market risk exposure continues to be interest rate risk.  A majority of the Company’s debt is variable based on LIBOR or the prime rate, and, therefore, affected by changes in market interest rates.  Based on current operations, an increase or decrease in interest rates of 100 basis points will result in a corresponding increase or decrease in cost of sales and interest charges incurred by the Company of approximately $4,920,000 in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered.  The Company believes that reasonably possible near-term interest rate changes will not result in a material negative effect on future earnings, fair values or cash flows of the Company.  Generally, the Company has been able to recover any increased costs of borrowing through increased selling prices; however, there is no assurance the Company will be able to continue to increase selling prices to cover the effects of any increase in near-term interest rates.

Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short term increases in construction costs.  Since the sales price of the Company’s homes is fixed at the time the buyer enters into a contract to acquire a home and because the Company generally contracts to sell its homes before construction begins, any increase in costs in excess of those anticipated may result in gross margins lower than anticipated for the homes in the Company’s backlog.  The Company attempts to mitigate the market risks of price fluctuation of commodities by entering into fixed-price contracts with its subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle.  These contracts are entered into for the purpose of acquiring building materials and not for trading purposes.

There have been no material adverse changes to the Company’s (1) exposure to market risk and (2) management of these risks, since June 30, 2006.

Item 4.                          Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer, Chief Financial Officer and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms and also to ensure information required to be disclosed is accumulated and communicated to management.  There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three and nine months ended March 31, 2007, we decided not to pursue development of certain parcels of land on which we had option agreements and the acquisition of certain lots on which we had options resulting in write-offs of land deposits and pre-acquisition costs.  In addition, we recorded significant impairments to residential properties completed or under construction and land held for development or sale and improvements.  The impairments were primarily due to a slower than anticipated pace of new orders and increases in sales incentives required to generate new home orders.  These write-offs and impairments adversely affected our results of operations during the three and nine months ended March 31, 2007.  If market conditions in the homebuilding industry or customer demand continue to deteriorate or do not improve in future periods, we may decide not to pursue development of additional parcels of land or the acquisition of additional lots on which we have option agreements, and the value of existing land holdings and residential properties may continue to decline.  This would lead to further write-offs of deposits and pre-acquisition costs and impairments to residential properties and land held for development or sale and improvements.

We believe it is unlikely that we will be able to satisfy certain financial covenants in our Amended and Restated Credit Agreement as of September 30, 2007.  If we

 are not able to satisfy these covenants, obtain waivers of or amendments to the covenants, or obtain the required amendment, or negotiate a new facility without these terms, our lenders could declare a default and demand repayment.

The Third Amendment to the Amended and Restated Credit Agreement amended the debt service ratio covenant and certain owned land to consolidated adjusted tangible net worth ratio covenant as of March 31, 2007 and June 30, 2007, but did not adjust these financial covenants as of September 30, 2007 or later.

Based upon our current projections, we have determined it is unlikely that we will meet the financial covenants described above at September 30, 2007.  A violation of any of the financial covenants described, unless waived by the lenders or otherwise cured, would constitute an event of default under the Amended and Restated Credit Agreement, giving the lenders the right to terminate their obligations to make additional loans under the Amended and Restated Credit Agreement, demand immediate payment in full of all amounts outstanding, foreclose on collateral and exercise other rights and remedies granted under the Amended and Restated Credit Agreement and related loan documents and as may be available pursuant to applicable law.  If our lenders declare a default, there is no assurance that we would be able to obtain financing to pay amounts owed under the Amended and Restated Credit Agreement or to continue to fund on-going operations.  A default under our Amended and Restated Credit Agreement may also prevent us from making payments under our trust preferred securities.

Item 6.                          Exhibits.

10.1                           Second Amendment to the Amended and Restated Revolving Credit Loan Agreement, dated February 7, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 9, 2007).

10.2*                    Third Amendment to the Amended and Restated Revolving Credit Loan Agreement, dated May 8, 2007.

10.3**             Employment Agreement with Garry P. Herdler, dated February 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2007).

31.1*                    Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*                    Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*                    Certification of Garry P. Herdler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*                    Certification of James W. Thompson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*                    Certification of Jeffrey P. Orleans pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*                    Certification of Michael T. Vesey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*                    Certification of Garry P. Herdler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*                    Certification of James W. Thompson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibits filed herewith electronically.

** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORLEANS HOMEBUILDERS, INC.
(Registrant)

May 10, 2007	Michael T. Vesey
Michael T. Vesey
President and Chief Operating Officer

May 10, 2007	Garry P. Herdler
Garry P. Herdler
Executive Vice President and Chief Financial Officer

May 10, 2007	James W. Thompson
James W. Thompson
Chief Accounting Officer

EXHIBIT INDEX

10.2*                    Third Amendment to the Amended and Restated Revolving Credit Loan Agreement, dated May 8, 2007.

31.1*                    Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*                    Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*                    Certification of Garry P. Herdler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*                    Certification of James W. Thompson pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*                    Certification of Jeffrey P. Orleans pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*                    Certification of Michael T. Vesey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3*                    Certification of Garry P. Herdler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4*                    Certification of James W. Thompson pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Exhibits filed herewith electronically.