Form 10-K
period 2007-06-30
ORLEANS HOMEBUILDERS INC
filed 2007-09-13
CIK 38570

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

OR

☐                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

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

Yes ☐   No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of December 31, 2006 was $87,287,122.

Number of shares of the registrant’s outstanding Common Stock as of September 10, 2007 was 18,501,641 shares (excluding 196,490 shares held in Treasury).

Documents incorporated by reference:

Part III is incorporated by reference to the proxy statement for the annual meeting of Stockholders scheduled to be held in December 2007.

All dollar and share amounts are in thousands, except per share data and as otherwise noted

PART I

Item 1. Business.

General

Orleans Homebuilders, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, “OHB”, “Orleans”, “we”, “us” or “our”) market, develop and build high-quality, single-family homes, townhomes and condominiums to serve various types of homebuyers, including move-up, luxury, empty nester, active adult, first-time move-up and first-time homebuyers. The Company believes this broad range of home designs gives it flexibility to address economic and demographic trends within its markets. The Company has been in operation since 1918 and is currently engaged in residential real estate development in the following fourteen markets: southeastern Pennsylvania; central New Jersey; southern New Jersey; Orange County, New York; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Chicago, Illinois; Orlando, Palm Coast and Palm Bay, Florida; and Phoenix, Arizona. The Company’s Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina. The Company has operated in its Pennsylvania and New Jersey markets for over 85 years and began operations in its North Carolina and Virginia markets in fiscal 2001 through the acquisition of Parker & Lancaster Corporation (“PLC”), a privately-held residential homebuilder. The Company entered the Orlando and Palm Coast, Florida markets on July 28, 2003 through its acquisition of Masterpiece Homes, Inc. (“Masterpiece Homes”), a privately-held residential homebuilder. On July 28, 2004, the Company entered the Chicago, Illinois market through the acquisition of Realen Homes, L.P. (“Realen Homes”), an established privately-held homebuilder with operations in Chicago, Illinois and southeastern Pennsylvania. On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired, through a wholly-owned subsidiary, certain real estate assets from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which, at the time the Company acquired the assets, were wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, “Peachtree Residential Properties”). In December 2005, the Company entered the Phoenix, Arizona market as a start-up operation via the purchase of an undeveloped parcel of land.

References to a given fiscal year in this Annual Report on Form 10-K are to the fiscal year ended June 30th of that year. For example, the phrases “fiscal 2007”, “2007 fiscal year” or “year ended June 30, 2007” refer to the fiscal year ended June 30, 2007. When used in this report, the “northern region” segment refers to the Company’s markets in Pennsylvania, New Jersey and New York, which includes the southeastern Pennsylvania operations of Realen Homes that were acquired on July 28, 2004; the “southern region” segment refers to the Company’s markets in North Carolina and Virginia, as well as the adjacent counties in South Carolina; the “midwestern region” segment refers to the Company’s market in Illinois; the “Florida region” segment refers to the Company’s market in Florida; and the “western region” segment refers to the Company’s market in Arizona. All dollar and share amounts are in thousands, except per share data and as otherwise noted.

During fiscal 2007, the Company delivered 1,487 homes, as compared to 2,303 homes delivered during fiscal 2006, a decrease of 35.4%. Earned revenues from residential property activities decreased by 33.6% during fiscal 2007 to $647,316 as compared to $975,483 in fiscal 2006. The Company’s backlog at June 30, 2007 decreased 5.0% to $317,913, representing 609 homes, as compared to $334,676, representing 715 homes, at June 30, 2006. At June 30, 2007, the Company was selling in 100 communities and owned or controlled 10,503 building lots, as compared to 89 communities and 16,878 owned or controlled building lots at June 30, 2006, a decrease of 37.8%.

Jeffrey P. Orleans, Chairman of the Board and Chief Executive Officer of the Company, beneficially owns (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) approximately 61% of the Company’s issued and outstanding shares of common stock, par value $0.10 per share (“Common Stock”).

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

Homebuilding

The Company’s activities in developing residential communities include the sale of residential properties and, on a limited basis, the sale of land and developed homesites to other builders. The Company occasionally participates in joint ventures in certain of these activities. In all of the Company’s regions, the Company conducts business under the Orleans Homebuilders brand name.

Northern Region.   The Company’s northern region is comprised of its Southeastern Pennsylvania, Central New Jersey, Southern New Jersey and Orange County, New York markets. In the northern region, the Company currently builds homes primarily targeted toward move-up, luxury, empty nester and active adult homebuyers with a regional average home sales price of $567 in backlog at June 30, 2007, an increase of 9.5% compared to backlog at June 30, 2006. During fiscal 2007, the Company delivered 429 homes in its northern region, generating $207,240, or 32.0%, of its residential revenue. During fiscal 2006, the Company delivered 796 homes in the northern region, generating $392,727, or 40.3%, of its residential revenue. The backlog in the northern region at June 30, 2007 represented 45.5% of the Company’s total backlog.

Southern Region.   The Company’s southern region is comprised of its Richmond and Tidewater, Virginia and Charlotte, Raleigh and Greensboro, North Carolina markets. The Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina. The Company in the southern region currently builds homes primarily targeted toward the move-up and luxury homebuyer with a regional average home sales price of $537 in backlog as of June 30, 2007, an increase of 5.6% compared to backlog at June 30, 2006. During fiscal 2007, the Company delivered 579 homes in its southern region, generating $281,356, or 43.5% of its residential revenue. During fiscal 2006, the Company delivered 862 homes in the southern region, generating $371,981, or 38.1%, of its residential revenue. The backlog in the southern region at June 30, 2007 represented 41.1% of the Company’s total backlog.

Midwestern Region.   In its midwestern region, the Company has operations in the Chicago area. The Company in the midwestern region currently builds homes primarily targeted toward the move-up homebuyer with a regional average home sales price of $508 in backlog as of June 30, 2007, an increase of 10.2% compared to backlog at June 30, 2006. For fiscal 2007, in the midwestern region the Company delivered 208 homes, generating $91,809, or 14.2% of its residential revenue. During fiscal 2006, the Company delivered 279 homes in the midwestern region, generating $118,830, or 12.2%, of its residential revenue. The backlog in the midwestern region at June 30, 2007 represented 8.8% of the Company’s total backlog.

Florida Region.   In its Florida region, the Company has operations in the Orlando, Palm Coast and Palm Bay markets. The Company in the Florida region currently builds homes primarily targeted toward the first-time move-up and entry level homebuyers with a regional average home sales price of $265 in backlog as of June 30, 2007, a decrease of 15.4% compared to backlog at June 30, 2006. During fiscal 2007, the Company delivered 271 homes in its Florida region, generating $66,911, or 10.3% of its residential revenue. During fiscal 2006, the Company delivered 366 homes in the Florida region, generating $91,945, or 9.4%, of its residential revenue. Subsequent to June 30, 2007, the Company completed a sale of lots in the Palm Bay market and has substantially exited the market. The backlog in the Florida region at June 30, 2007 represented 4.6% of the Company’s total backlog.

Western Region.   In its western region, the Company has operations in the Phoenix, Arizona area. The Company entered the western region as a start-up operation via the purchase of an undeveloped parcel of land in December 2005. During June 2007, the Company opened two communities for sales and the model homes are under construction.

The following tables set forth certain information with respect to our residential communities and residential revenues by region and type of home. For additional financial information, including information relating to the Company’s profits, see Item 7 and Item 8 in this annual report.

Residential Communities as of June 30, 2007

Region	Number of Communities	Home Price Range(1)	Backlog	% of Total Backlog	Number of Homes in Backlog	Average Sales Price in Backlog
Northern	34	$248 – $2,260	$144,635	45.5%	255	$567
Southern	50	165 – 1,260	130,528	41.1%	243	537
Midwestern	8	287 – 896	27,932	8.8%	55	508
Florida	6	199 – 316	14,818	4.6%	56	265
Western(2)	2		—	—	—	—
Total	100		$317,913	100%	609	$522

(1)          Home price range calculated based on average fiscal 2007 closing price for each community within the region.

(2)          No sales were recorded for the western region as of June 30, 2007.

Residential Revenue by Type of Home for the Fiscal Year Ended June 30,

	2007		2006		2005
Type of Home	Residential Revenue	Percent of Revenue	Residential Revenue	Percent of Revenue	Residential Revenue	Percent of Revenue
Single family	$571,043	88%	$823,769	85%	$753,267	83%
Townhouses	66,107	10%	110,300	11%	145,420	16%
Condominiums	10,166	2%	41,414	4%	12,317	1%
Total	$647,316	100%	$975,483	100%	$911,004	100%

The following table sets forth certain details as to residential sales activity and net (loss) income. The information provided is for the fiscal years ended June 30, 2007, 2006 and 2005 in the case of revenues earned, new orders and net (loss) income and as of June 30, 2007, 2006 and 2005 in the case of backlog. The Company classifies a sales contract or potential sale as a new order for backlog purposes at the time a homebuyer executes a contract to purchase a home from the Company.

	As of and for the Year Ended June 30,
	2007	2006	2005
Northern Region
New Jersey and Pennsylvania(1)
Residential revenue	$207,240	$392,727	$384,645
Homes	429	796	852
Average Price	$483	$493	$451
New Orders	$251,352	$242,729	$352,347
Homes	490	455	727
Average Price	$513	$533	$485
Backlog	$144,635	$100,523	$250,521
Homes	255	194	535
Average Price	$567	$518	$468
Net (Loss) Income	$(21,788)	$38,415	$40,467
Southern Region
North Carolina, South Carolina, Virginia(2)
Residential revenue	$281,356	$371,981	$304,132
Homes	579	862	827
Average Price	$486	$432	$368
New Orders	$258,240	$367,334	$306,280
Homes	520	791	788
Average Price	$497	$464	$389
Backlog	$130,528	$153,644	$158,291
Homes	243	302	373
Average Price	$537	$509	$424
Net Income	$5,163	$21,510	$11,702
Midwestern Region(3)
Residential revenue	$91,809	$118,830	$139,958
Homes	208	279	372
Average Price	$441	$426	$376
New Orders	$82,403	$97,945	$100,503
Homes	182	221	245
Average Price	$453	$443	$410
Backlog	$27,932	$37,338	$58,223
Homes	55	81	139
Average Price	$508	$461	$419
Net (Loss) Income	$(13,584)	$6,956	$7,065
Florida Region
Residential revenue	$66,911	$91,945	$82,269
Homes	271	366	456
Average Price	$247	$251	$180

New Orders	$38,558	$48,914	$115,623
Homes	189	145	496
Average Price	$204	$337	$233
Backlog	$14,818	$43,171	$86,202
Homes	56	138	359
Average Price	$265	$313	$240
Net (Loss) Income	$(19,921)	$3,533	$2,952
Western Region(4)
Net Loss	$(9,137)	$(321)	$—
Corporate and Unallocated
Net Loss	$(7,583)	$(7,052)	$(6,602)
Combined Regions
Residential revenue	$647,316	$975,483	$911,004
Homes	1,487	2,303	2,507
Average Price	$435	$424	$363
New Orders	$630,553	$756,922	$874,753
Homes	1,381	1,612	2,256
Average Price	$457	$470	$388
Backlog	$317,913	$334,676	$553,237
Homes	609	715	1,406
Average Price	$522	$468	$393
Net (Loss) Income	$(66,850)	$63,041	$55,584

(1)          Information on residential revenue, new orders and net (loss) income includes the acquired operations of Realen Homes’ Southeastern Pennsylvania region from July 28, 2004, the date of acquisition, through June 30, 2007.

(2)          Information on residential revenue, new orders and net income includes amounts acquired from Peachtree Residential Properties for the period beginning December 23, 2004, the date the Company acquired the assets, through June 30, 2007.

(3)          Information on residential revenue, new orders and net (loss) income is for the period beginning July 28, 2004, the date the Company entered this region through its acquisition of Realen Homes, through June 30, 2007.

(4)          Information on net loss is for the period beginning December 1, 2005, the date the Company entered this region, through June 30, 2007. The region did not generate residential revenue or new orders for the period beginning December 1, 2005, the date the Company entered this region, through June 30, 2007.

For information regarding the Company’s net (loss) income and assets in each segment, see Note 14 to the Consolidated Financial Statements contained in this report.

Construction

The Company historically has designed its own homes with the assistance of unaffiliated architectural firms as well as supervised the development and building of its communities. When the Company constructs homes, it acts as a general contractor and employs subcontractors at specified prices for the installation of site improvements and construction of its residential homes. The Company’s agreements with subcontractors typically provide for a fixed price for work performed or materials supplied.

The Company does not manufacture any of the materials or other items used in the development of its communities, nor does it maintain substantial inventories of materials. The Company has not experienced significant delays in obtaining materials needed to date and has long-standing relationships with many of its major suppliers and contractors. None of the Company’s suppliers or contractors accounted for more than 10% of the Company’s total purchases in fiscal 2007.

A majority of the Company’s single-family detached homes are constructed after the home sale contract has been signed and mortgage approval has been obtained. The Company generally begins construction of townhouse and condominium buildings after it has obtained a signed home sale contract for at least 50% of the homes in that building. When the Company builds condominium buildings, they are typically two story, wood frame construction buildings with between four and eight units. Depending on the market conditions and the specific community, the Company may also build homes without first obtaining a signed home sale contract or customer commitment. In the past, most of these speculative homes have been sold while under construction. The Company, however, experienced an increase in speculative inventory during the fiscal year ended June 30, 2006 primarily as a result of higher cancellation rates. Through the use of sales incentives, the Company believes that it has substantially eliminated its excess completed home and speculative inventory as of June 30, 2007. The Company continues to monitor its completed home and speculative inventory to help achieve an adequate return on investment.

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

Sales and Marketing

The Company markets its homes to various types of homebuyers according to the specific needs of each market. The Company advertises extensively using the internet, newspapers, industry publications, direct mail, radio, billboards and its own brochures. The Company has developed and maintains its website, www.orleanshomes.com, to provide prospective homebuyers with information regarding its communities, available home designs and price ranges, as well as a multimedia gallery offering panoramic video tours and streaming video presentations of some of its homes.

The Company typically utilizes furnished model homes, staged by professional decorators, located in its communities, to help sell its homes. The Company prefers to staff these models with its own sales professionals to assist prospective homebuyers with home selection and financing decisions. The Company’s sales professionals are compensated on a commission basis and are trained extensively in selling techniques, construction and home financing programs. When market conditions warrant, the Company utilizes designated real estate sales brokers who are typically paid on a commission basis. A significant portion of the Company’s sales are generated in cooperation with outside brokers. Accordingly, the Company sponsors a variety of programs and events to increase awareness and provide incentives to the brokerage community to promote and sell the Company’s homes. The Company also offers a preferred buyer program, which provides its homebuyers in certain of its markets with a discount to be used toward the future purchase of one of its homes.

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

Sales of the Company’s homes are made pursuant to a standard home sale contract, which is modified to comply with jurisdictional requirements. A deposit of ten percent of the purchase price is typically required for each contract, however, in certain markets the required deposits may be as low as two percent. In addition, the home sale contract typically contains a financing contingency. The financing contingency provides homebuyers with the right to cancel in the event they are unable to obtain financing at a prevailing interest rate within a specified time period from the execution of the home sale contract. Typically, the Company will not commence construction until the financing contingency has been substantially satisfied. The contract may also contain other contingencies, such as the sale of the homebuyer’s existing home. The Company closely monitors all such contingencies.

Land Policy

The Company acquires land in order to provide an adequate and well-located supply for its residential building operations. The Company’s strategy for land acquisition and development is dictated by specific market conditions where it conducts its operations. In general, the Company seeks to minimize the overall risk associated with acquiring undeveloped land by structuring purchase agreements that allow it to control the process of obtaining environmental and other regulatory approvals, but defer the acquisition of the land until the approval process has been substantially completed. At June 30, 2007, all but one of the Company’s agreements to purchase undeveloped land was structured in this manner. In its southern and Florida regions, the Company also acquires improved lots from land developers on a lot takedown basis. Under a typical agreement with a land developer, a minimal number of lots are purchased initially, and the remaining lot takedowns are subject to the terms of an option agreement. In evaluating possible opportunities to acquire land, the Company considers a variety of factors including projected sales price and profitability, feasibility of development, proximity to developed areas, population growth patterns, customer preferences, estimated cost of development and availability and cost of financing.

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

As of June 30, 2007, the Company owned building lots that would yield 7,849 homes. As of June 30, 2007, the Company also had under option land and improved lots for an aggregate purchase price of approximately $163,850 that would yield 2,654 homes for a total owned or controlled lot position of 10,503 lots. Generally, the Company structures its land acquisitions so that it has the right to cancel the agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, these agreements are generally contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. As of June 30, 2007, the Company had incurred costs associated with the acquisition and development of these parcels aggregating approximately $13,929, including approximately $10,650 of cash deposits. Contingent upon the Company obtaining all required regulatory approvals, it anticipates completing a majority of these acquisitions during the next several years. The Company presently believes that the contracts and terms on these parcels will result in a positive return for the Company, despite the current market conditions. During fiscal 2007, the Company wrote-off $19,664 in land deposits and pre-acquisition costs related to contracts to purchase both improved lots and undeveloped land where the Company has either cancelled the option or where the acquisition of the property was not probable due to insufficient economic returns.

The following table sets forth the Company’s land positions as of June 30, 2007.

Region	Lots owned	Lots under option agreement (controlled)	Total lots owned or controlled
Northern	3,243	1,673	4,916
Southern	2,456	876	3,332
Midwestern	949	29	978
Florida	934	76	1,010
Western	267	—	267
Total	7,849	2,654	10,503

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

Warranty Program and Construction Defect Claims

The Company provides all of its homebuyers with a one to two year limited warranty on workmanship and materials and a ten-year limited warranty covering structural items. The extent of the warranties may vary depending on the state in which the community is located. The Company’s contracts with its subcontractors and suppliers generally require them to indemnify the Company for any claims for defective materials or workmanship arising for up to one year from the date of completion of the item, thereby reducing the Company’s warranty exposure.

Cost Sharing Arrangements and Joint Ventures

From time to time, the Company has developed and owned communities through joint ventures with other parties. More recently, in the northern region, the Company has partnered with other homebuilders and developers to acquire land and/or to develop or improve common off-site facilities, such as sewer treatment plants. Most of these agreements are established as cost sharing arrangements whereby the homebuilders and developers share in the cost of acquiring the parcel or developing or improving the off-site facility. Determinations by the Company to enter into these agreements have been based upon a number of factors, including the opportunity to limit its financial exposure involved in the acquisition of larger parcels of land and the ability to pool resources with other homebuilders and developers with respect to completion of the regulatory approval process for a particular parcel. Once the approval process is complete and the land has been acquired, each company will typically take ownership of a segment of the parcel and begin its own land development and construction process. In some communities in the southern region, as an alternative to land acquisition financing, the Company has partnered with developers to construct and sell homes on the developers’ lots. At the time of settlement, the developers receive a fixed amount for the cost of the lot and a portion of the profits from the sale of the home. The Company will continue to evaluate all opportunities related to cost sharing agreements and joint ventures; however, as of June 30, 2007, and historically, these arrangements have not been material to the Company’s operations.

Financial Services

As a part of the Company’s objective to make the home buying process more convenient and to increase the efficiency of its building cycle, the Company offers mortgage brokerage services to its customers. Through the Company’s mortgage brokerage subsidiary, it assists its homebuyers in obtaining financing directly from unaffiliated lenders. The Company does not fund or service the mortgage loans, nor does it assume any credit or interest rate risk in connection with originating the mortgages. The Company’s mortgage operation derives most of its revenue from buyers of its homes, although it also offers its services to existing homeowners refinancing their mortgages, as well as to customers purchasing pre-existing homes or new homes from one of the Company’s competitors.

During fiscal 2007, approximately 56% of the Company’s homebuyers utilized the services of its mortgage business compared to 48% during fiscal 2006. In general, the Company derives less than 1% of its total earned revenues from the mortgage business.

Due to the Company’s market position, and through the involvement of the mortgage broker subsidiary, the Company believes that it has limited exposure to the sub-prime mortgage market. We define sub-prime mortgages as conventional loans with a credit score below 620 or government-guaranteed loans with a credit score below 575, and we define alternative loans as loans that do not fit in the conforming categories due to a variety of reasons such as documentation, residency or occupancy. The sub-prime mortgage market, typically including conventional loans with a credit score below 620 and government-guarnateed loans with a credit score below 575, has recently come under considerable scrutiny. The Company believes that the involvement of the Company’s mortgage broker reduces the risk that its subprime buyers will not be able to obtain a mortgage

Employees

As of June 30, 2007, the Company employed 273 executive, administrative and clerical personnel, 173 sales personnel and 262 construction supervisory personnel and laborers, for a total of 708 employees. The Company considers its relations with its employees to be good.

During fiscal 2007, the Company made the difficult decision to reduce its headcount by over 25%. This headcount reduction was the result of the general downturn in the homebuilding industry. The reductions were taken in several stages throughout the year and across all of the Company’s regions. The reductions were primarily targeted at reducing construction supervisory personnel and laborers, but also impacted sales and office personnel. The final stage of reductions was completed during July 2007. Severance payments of $453 relating to this final stage were accrued at June 30, 2007 and were subsequently paid in July 2007.

No headcount reductions were taken during fiscal 2006.

Subsequent to year end, and after all headcount reductions had been completed, the Company employed 240 executive, administrative and clerical personnel, 174 sales personnel and 206 construction supervisory personnel and laborers, for a total of 620 employees.

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

In January 1983, the New Jersey Supreme Court rendered a decision known as the “Mount Laurel II” decision, which has the effect of requiring certain municipalities in New Jersey to provide housing for persons of low and moderate income. In order to comply with such requirements, municipalities in New Jersey may require developers, including the Company, in connection with the development of residential communities, to contribute funds or otherwise assist in the achievement of the municipalities’ fair share of low or moderate-income housing. To satisfy these requirements, these municipalities generally require the Company to contribute funding based upon the delivery of homes in those communities. The Company contributed $1,850, $50 and $618 to municipalities in fiscal 2007, 2006 and 2005, respectively, in order to satisfy low and moderate income housing requirements for municipalities in which the Company builds. The affordable housing contributions are expensed through cost of sales when houses are delivered.

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

Current economic conditions have presented significant challenges for the Company and homebuilders in general, including (a) increased new and resale home inventory levels; (b) decreased homebuyer demand due to lower consumer confidence in the overall housing market; (c) increased uncertainty in the overall mortgage market, including the jumbo and alternative mortgage markets; and (d) increased underwriting standards.

The decrease in homebuyer demand due to lower consumer confidence can be attributed to concerns of prospective buyers of new homes about the direction of prices, which has increased general homebuyer uncertainty regarding whether now is the right time to buy a home. The uncertainty in the mortgage market is partially the result of concerns regarding the sub-prime mortgage market, which has experienced rising delinquencies and defaults by borrowers as they experience financial difficulties due to rising interest rates. This credit deterioration has led to the bankruptcies of major sub-prime mortgage lenders, reduced general availability of mortgage financing and the tightening of lending standards.

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

Item 1A. Risk Factors.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995.

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the

“Exchange Act”), and are subject to the Safe Harbor provisions created by statute. Generally words such as “may”, “will”, “should”, “could”, “would”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue” and “believe” or the negative of or other variation on these and other similar expressions identify forward-looking statements. These forward-looking statements including, without limitation, statements with respect to potential liabilities relating to litigation currently pending against us, anticipated future dividends, anticipated delivery of homes in backlog, expected warranty costs, future land acquisitions and the availability of sufficient capital for us to meet our operating needs are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements.

Many factors, including those listed below, could cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements:

We currently have a significant amount of debt. To service our indebtedness and continue our operations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

We currently have a significant amount of debt. As of June 30, 2007, our total consolidated indebtedness was $574,910, which includes mortgage and other note obligations, subordinated notes and other notes payable. In addition, subject to the restrictions in our revolving credit facility and our trust preferred securities, we may incur significant additional indebtedness. The amount of additional debt that we can incur under these restrictions varies over time based on a number of factors. We may also need additional funding for our operations. There is no guarantee that additional borrowings will be available to us. In the event that we are able to make additional borrowings and such borrowings materially altered our debt to capitalization ratio, our debt would likely be downgraded by applicable rating agencies making it more difficult and expensive to incur additional debt.

Our ability to make payments on and to refinance our indebtedness and to acquire land will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, competitive, legislative, regulatory and other factors that are beyond our control. We can make no assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof or incur additional debt. We can make no assurances that we will be able to refinance any of our indebtedness, including our senior secured revolving credit facility, on commercially reasonable terms or at all.

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

Our senior secured revolving credit facility contains financial and other restrictive covenants and requirements that limit our ability to engage in certain activities. For example, we are subject to covenants requiring us to maintain a minimum consolidated tangible net worth, minimum liquidity, and minimum leverage, interest coverage and cash flow ratios and there are various financial covenants with respect to the value of land in certain stages of development that we may own and limits on the number of units which are not subject to a bona-fide agreement of sale that may be in our inventory. In addition, the agreements and instruments governing our other debt, such as our trust preferred securities, contain other covenants and requirements. Failure to comply with any of the covenants or requirements in our existing or future financing agreements or instruments could result in an event of default under those agreements or instruments. Our senior secured revolving credit facility also contains a cross-default provision so that a default under the agreements or instruments governing our other debt could cause a default under our senior secured revolving credit facility. Further, a default under our senior secured revolving credit facility could prevent us from making payments required by our trust preferred securities. If not cured, a payment default or other event of default could result in the acceleration of all or most of our debt and permit lenders to foreclose upon any collateral securing that debt. In addition, lenders may be able to terminate any commitments they made to supply us with further funds. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. The limitations imposed by our financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We amended our senior secured revolving credit facility three times during the past fiscal year and one time subsequent to June 30, 2007. Were it not for these amendments, we would not have been able to comply with the covenants contained in the senior secured revolving credit facility. We can make no assurances that we will be able to comply with our covenants or will be able to obtain waivers or amendments of the covenants in our financing agreements and instruments, if necessary, upon acceptable terms or at all.

Deterioration of market conditions in the homebuilding industry and customer demand could adversely affect our results of operations.

During the year ended June 30, 2007, we decided not to pursue development of certain parcels of land on which we had option agreements and the acquisition of certain lots on which we had options resulting in write-offs of land deposits and pre-acquisition costs. In addition, we recorded significant impairments to residential properties completed or under construction and land held for development or sale and improvements. The impairments were primarily due to a slower than anticipated pace of new orders and increases in sales incentives required to generate new home orders. These write-offs and impairments adversely affected our results of operations during the year ended June 30, 2007. If market conditions in the homebuilding industry or customer demand continue to deteriorate or do not improve in future periods, we may decide not to pursue development of additional parcels of land or the acquisition of additional lots on which we have option agreements, and the value of existing land holdings and residential properties may continue to decline. This would lead to further write-offs of deposits and pre-acquisition costs and impairments to residential properties and land held for development or sale and improvements.

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

Recently, the sub-prime and alternative mortgage markets have been receiving negative attention, resulting in tighter lending standards throughout the mortgage industry. This volatility in the sub-prime and alternative mortgage markets may have a negative impact on our business by making it more difficult for certain of our homebuyers to obtain financing or resell their existing homes.

The homebuilding industry historically has been cyclical and, in addition to increases in interest rates, has been affected significantly by adverse changes in general and local economic conditions such as employment levels and job growth, consumer confidence and income and housing demand. Sales of new homes are also affected by the supply of alternatives to new homes, such as rental properties and used homes, including foreclosed homes. Recent changes in these economic variables have had an adverse affect on consumer demand for, and the pricing of, our homes, causing our revenues to decline and future changes could have further adverse effects.

We are subject to substantial risks with respect to the land and home inventories we maintain and fluctuations in market conditions may affect our ability to sell our land and home inventories at expected prices, if at all, which could reduce our total earned revenues and earnings.

As a homebuilder, we must constantly locate and acquire new tracts of land for development and developed homesites to support our homebuilding operations. There is a lag between the time we acquire land for development or developed homesites and the time that we can bring the communities built on the acquired land to market and deliver homes. As a result, we face the risk that demand for housing may decline during this period (as has occurred recently) and that we will not be able to dispose of developed properties or undeveloped land or homesites acquired for development at expected prices or within anticipated time frames or at all. The market value of home inventories, undeveloped land and developed homesites can fluctuate significantly because of changing market conditions. In addition, inventory carrying costs (including interest on funds used to acquire land or build homes) can be significant and can adversely affect our performance. Because of these factors, we may be forced to sell homes, land or lots at a loss or for prices that generate lower profit than we anticipate. As we did during the fiscal year ended June 30, 2007, we may also be required to make material write-downs of the book value of our real estate assets in accordance with generally accepted accounting principles if values decline.

The market value of our inventory could drop significantly, requiring further write-downs to the carrying value of our real estate held for development and sale to its estimated fair value, which would negatively impact our results of operations and financial condition.

The Company acquires land for replacement of land inventory and expansion within our current markets, as well as expansion into new markets. Prevailing market conditions may significantly influence the market value of our land held for development or sale and improvements and our residential properties completed or under construction. If the market conditions continue to deteriorate, we may be required to further write-down the carrying value of our real estate held for development and sale to its estimated fair value. Such write-downs would have a negative impact on our results of operations and financial condition.

The competitive conditions in the homebuilding industry could increase our costs, reduce our total earned revenues and earnings and otherwise adversely affect our results of operations or limit our growth.

The homebuilding industry is highly competitive and fragmented. We compete in each of our markets with a number of national, regional and local builders for customers, undeveloped land and homesites, raw materials and labor. Some of our competitors have greater financial resources, more established market positions and better opportunities for land and homesite acquisitions than we do and have lower costs of capital, labor and material than we do. The competitive conditions in the homebuilding industry could, among other things:

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

We are subject to construction defect, product liability and warranty claims arising in the ordinary course of business that could adversely affect our results of operations.

As a homebuilder, we are subject in the ordinary course of our business to construction defect, product liability and home warranty claims. We generally provide our homebuyers with a one to two year limited warranty covering workmanship and materials and a ten year limited warranty covering major structural defects. Claims arising under these warranties and construction defect and general product liability claims are common in the homebuilding industry and can be costly. Although we maintain construction defect and product liability insurance, the coverage offered by, and availability of, this insurance is currently limited and, where coverage is available, it may be costly. As a result of increasing insurance costs and an analysis of our claims history, in certain regions, we self-insure the first $2,000 of each construction defect and product liability claim. Our product liability insurance and homebuilder protective policies contain limitations with respect to coverage, and these insurance rights may not be adequate to cover all construction defect, product liability and warranty claims for which we may be liable. In the future, coverage could be further restricted and become more costly. In addition, although we generally seek to require our subcontractors and design professionals to indemnify us for liabilities arising from their work, we may be unable to enforce any such contractual indemnities. Uninsured and unindemnified construction defect, product liability and warranty claims, as well as the cost of product liability insurance and our homebuilder protective policy, could adversely affect our results of operations and profitability.

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

We depend upon the continued services of certain members of our senior management team and the loss of their services could harm our business.

Our future success and ability to implement our current business plan depends, in part, on the continuing services of our senior management team, led by our Chairman and Chief Executive Officer, Jeffrey P. Orleans.  Members of our senior management team possess industry, sales, marketing, financial and managerial knowledge, experience and skills that are critical to the operation of our business and may be difficult to replace.  If we lose or suffer an extended interruption in the services of one or more members of our senior management team, our financial condition and operating results may be adversely affected.  The market for qualified individuals is also highly competitive and we may not be able to attract and retain qualified personnel to replace members of our senior management team if needed.

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

We are subject to extensive and complex laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal and use of open spaces. In addition, our subcontractors and we are subject to laws and regulations relating to worker health and safety. We also are subject to a variety of local, state and federal laws and regulations concerning the protection of health and the environment. In some of the markets in which we operate, we are required to pay environmental impact fees, use energy saving construction materials and give commitments to provide certain infrastructure such as roads and sewage systems. We must also obtain permits and approvals from local authorities to complete residential development or home construction. The laws and regulations under which our subcontractors and we operate, and their and our obligations to comply with them, may result in delays in construction and development, cause us to incur substantial compliance and other increased costs, and prohibit or severely restrict development and homebuilding activity in areas in which we operate. If we are unable to continue to develop communities and build and deliver homes as a result of these restrictions or if our compliance costs increase substantially, our total earned revenues and earnings may be reduced.

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

Increases in taxes or governmental fees could increase our costs and adverse changes in tax laws could reduce customer demand for our homes, either of which could reduce our total earned revenues or profitability.

Increases in real estate taxes and other local government fees, such as fees imposed on developers to fund schools, open space, road improvements or low and moderate income housing, could increase our costs and have an adverse effect on our operations. In addition, increases in local real estate taxes could adversely affect our potential customers who may consider those costs in determining whether to make a new home purchase and decide, as a result, not to purchase one of our homes. In addition, any changes in the income tax laws that would reduce or eliminate tax incentives to homeowners could make housing less affordable or otherwise reduce the demand for housing, which in turn could reduce our total earned revenues and earnings.

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

Furthermore, we may choose to enter new markets or expand operations in existing markets by starting new operations, rather than by acquiring an existing homebuilding company. If we choose to expand through start-up operations, we will not have the advantage of the experience and brand recognition of an established homebuilding company. As a result, we may incur substantial start-up costs in establishing our operations in new markets, and we may not be successful in taking operations from the start-up phase to profitability. If we are not successful in making start-up operations profitable, we may not be able to recover our investment and may incur losses.

Jeffrey P. Orleans, Chairman and Chief Executive Officer and our majority shareholder, can cause us to take certain actions or preclude us from taking actions without the approval of the other shareholders and may have interests that could conflict with other shareholders.

Jeffrey P. Orleans, our Chairman and Chief Executive Officer, as of June 30, 2007, beneficially owned approximately 61% of the voting power of our common stock. As a result, Mr. Orleans has the ability to control the outcome of virtually all corporate actions, including the election of all directors, the approval of any merger, the commencement of bankruptcy proceedings and other significant corporate actions. His interest in exercising control over our business may conflict with the interests of other shareholders. This voting power might also discourage someone from acquiring us or from making a significant equity investment in us, even if we need the investment to meet our obligations and to operate our business.

Our business, total earned revenues and earnings may be adversely affected by adverse weather conditions or natural disasters.

Adverse weather conditions, such as extended periods of rain, snow or cold temperatures and natural disasters, such as hurricanes, tornadoes, floods and fires, can delay completion and sale of homes, damage partially complete or other unsold homes in our inventory and negatively impact the demand for homes or increase the cost of building homes. To the extent that adverse weather conditions occur for extended periods or natural disasters occur, our business and quarterly results may be adversely affected. To the extent our insurance is not adequate to cover business interruption losses or repair costs resulting from these events, our total earned revenues and earnings may be adversely affected.

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

Item 1B. Unresolved Staff Comments

There are no matters required to be reported hereunder.

Item 2. Properties.

The Company leases office space for its corporate headquarters at 3333 Street Road, Bensalem, Pennsylvania 19020, consisting of approximately 30,000 square feet. The Company also leases additional office space in each region for certain centralized support services related to the operations in those regions as described below.

State	Region	Locations	Square Feet
New Jersey	Northern	2	11,900
Virginia	Southern	2	16,000
North Carolina	Southern	3	29,600
Illinois	Midwestern	1	8,800
Florida	Florida	1	12,000
Arizona	Western	1	2,600

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

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters.

The principal market on which the Company’s Common Stock is traded is the American Stock Exchange, Inc. (Symbol: OHB).

The closing price range for the Company’s common stock as reported by the American Stock Exchange for the periods indicated below are as follows:

Fiscal year ended June 30,		High	Low
2007	First Quarter	$16.41	$11.15
	Second Quarter	18.80	11.12
	Third Quarter	18.37	8.85
	Fourth Quarter	9.32	7.49
2006	First Quarter	$27.72	$21.74
	Second Quarter	24.64	18.35
	Third Quarter	20.26	16.95
	Fourth Quarter	21.25	15.45

The number of common stockholders of record of the Company as of June 30, 2007 was approximately 150. The Company began making quarterly dividend payments of $0.02 a share beginning with the third quarter of fiscal 2005. During the fourth quarter of fiscal 2007, no dividend was declared, however during the first quarter of fiscal 2008, a $0.02 cash dividend was declared and paid. Additionally, during the first quarter of fiscal 2008, a $0.02 cash dividend was declared, which is to be paid in October 2007. While the Company anticipates paying a quarterly $0.02 cash dividend on its common stock in fiscal 2008, there is no assurance that the Company will do so in the future. In addition, as discussed below, the Company’s Amended and Restated Revolving Credit Facility limits the Company’s ability to pay dividends.

In September 2005, the Board of Directors authorized the repurchase of up to 1,000 shares of the Company’s common stock. The repurchases, which represent up to approximately 5% of the Company’s 18,502 shares of common stock currently outstanding, may be made from time to time through open market purchases or privately negotiated transactions at the Company’s discretion and in accordance with the rules of the Securities and Exchange Commission. The amount and timing of the repurchases will depend on market conditions and other factors. The Company repurchased no shares of common stock during the fourth quarter of 2007:

			Total Number of
	Total	Average	Shares Purchased	Maximum Number
	Number	Price	as Part of	of Shares That May
	of Shares	Paid	Publicly	Yet Be Purchased
Period	Purchased	Per Share	Announced Plans	Under the Plan
April 1 - 30, 2007	—	—	—	826
May 1 - 31, 2007	—	—	—	826
June 1 - 30, 2007	—	—	—	826

Under the terms and conditions of the fourth amendment to the Company’s revolving credit facility, which was effective as of June 30, 2007, the Company is no longer permitted to repurchase shares of the Company’s stock pursuant to this or any other repurchase plan.

Performance Graph

The following graph compares the cumulate 5-year total return to shareholders of Orleans Homebuilders, Inc.’s common stock relative to the cumulate total returns of the AMEX Composite Index and the S&P Homebuilding Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our commons stock and in each of the indexes on June 30, 2002 and its relative performance is tracked through June 30, 2007. Historic price is not indicative of future stock price performance.

This performance graph shall not be deemed to be “soliciting material” or to be “filed” under either the Securities Act of 1933, as amended or the Securities Act of 1934, as amended.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Orleans Homebuilders, Inc., The AMEX Composite Index
And The S&P Homebuilding Index

*      $100 invested on 6/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of June 30, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	405	$12.19	—
Equity compensation plans not approved by stockholders	240	$15.60	355
Total	645		355

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

	Fiscal year ended June 30,
	2007(1)	2006(2)	2005(3)	2004(4)	2003
Statement of earnings data:
Total earned revenues:
Residential properties	$647,316	$975,483	$911,004	$540,745	$382,570
Land sales	25,170	2,034	474	787	744
Other income	10,048	9,676	7,752	5,726	5,171
Total earned revenues	682,534	987,193	919,230	547,258	388,485
Cost and expenses:
Residential properties	(627,687)	(761,270)	(727,006)	(416,967)	(294,066)
Land sales	(26,022)	(1,685)	(467)	(907)	(875)
Other	(6,579)	(6,660)	(4,971)	(3,962)	(3,436)
Selling, general and administrative	(116,442)	(114,162)	(95,701)	(62,364)	(44,821)
Impairment of goodwill	(16,334)	—	—	—	—
Interest, net of amounts capitalized	—	—	(102)	(336)	(232)
Total costs and expenses	(793,064)	(883,777)	(828,247)	(484,536)	(343,430)
(Loss) income from operations before income taxes	(110,530)	103,416	90,983	62,722	45,055
Income tax (benefit) expense	(43,680)	40,375	35,399	24,643	17,758
Net (loss) income	$(66,850)	$63,041	$55,584	$38,079	$27,297
Preferred dividends	—	—	—	(104)	(210)
Net (loss) income available for common shareholders	$(66,850)	$63,041	$55,584	$37,975	$27,087
Earnings per share:
Basic	$(3.62)	$3.41	$3.09	$2.57	$2.18
Diluted	(3.62)	3.35	2.96	2.20	1.65
Weighted average common shares outstanding:
Basic	18,458	18,483	17,978	14,784	12,441
Diluted	18,458	18,824	18,809	17,336	16,652
Supplemental operating data:
Homes delivered (homes)	1,487	2,303	2,507	1,753	1,243
Average sales price per home delivered	$435	$424	$363	$308	$308
New sales contracts, net of cancellations (homes)	1,381	1,612	2,256	1,822	1,348
Backlog at end of period (homes)	609	715	1,406	1,119	752
Backlog at end of period, contract value	$317,913	$334,676	$553,237	$390,827	$285,767

	As of June 30,
	2007	2006	2005	2004	2003
Balance sheet data:
Residential properties	$228,146	$272,068	$190,855	$140,401	$109,895
Land and improvements	511,872	544,574	398,290	161,265	100,791
Inventory not owned—VIE	47,214	117,073	88,252	88,995	18,443
Land deposits and costs of future developments	13,102	26,862	27,408	23,356	19,978
Total assets	910,944	1,060,503	861,540	486,602	290,709
Obligations related to inventory not owned—VIE	38,914	103,636	79,585	81,992	17,643
Mortgage obligations secured by real estate	469,123	422,608	399,030	128,773	106,707
Subordinated notes	105,000	105,000	—	—	—
Other notes payable	787	5,885	9,400	4,018	2,531
Shareholders’ equity	224,534	291,942	231,956	174,905	89,539

(1)             Includes inventory impairment charges of $76,521 and write-offs of abandoned projects and other pre-acquisition costs of $19,664.

(2)             Includes inventory impairment charges of $1,877 and write-offs of abandoned projects and other pre-acquisition costs of $4,512.

(3)             Includes the operations of Realen Homes for the period subsequent to the July 28, 2004 acquisition date through June 30, 2005.

(4)             Includes the operations of Masterpiece Homes for the period subsequent to the July 28, 2003 acquisition date through June 30, 2004.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company primarily develops, builds and markets high quality single-family homes, townhouses and condominiums. During fiscal 2007, the Company operated in the following fourteen markets: Southeastern Pennsylvania; central New Jersey;  southern New Jersey; Orange County, New York; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Chicago, Illinois; Orlando, Palm Coast and Palm Bay, Florida; and Phoenix, Arizona. The Company’s Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina.

The Company has been in operation for over 85 years and is a leading homebuilder in the Pennsylvania and New Jersey markets. In each year since 1995, the Company has ranked among the top five homebuilders in the Philadelphia metropolitan area based on the number of new orders. The Company entered the North Carolina and Virginia markets in fiscal 2001 through its acquisition of Parker & Lancaster Corporation, a privately-held residential homebuilder. The Company entered the Orlando and Palm Coast, Florida markets on July 28, 2003 through its acquisition of Masterpiece Homes, Inc. (“Masterpiece Homes”), a privately-held residential homebuilder. On July 28, 2004, the Company entered the Chicago, Illinois market through the acquisition of Realen Homes, L.P. (“Realen Homes”), an established privately-held homebuilder with operations in Chicago, Illinois and southeastern Pennsylvania. On December 23, 2004, the Company acquired, through a wholly-owned subsidiary, certain real estate assets from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which, at the time the Company acquired the assets, were wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, “Peachtree Residential Properties”). In December 2005, the Company entered the Phoenix, Arizona market as a start-up operation via the purchase of an undeveloped parcel of land.

During the second half of fiscal 2006 and all of fiscal 2007, the Company faced several challenges relating to unfavorable market conditions in the housing industry, including (a) increased new and resale home inventory levels; (b) decreased homebuyer demand due to lower consumer confidence in the overall housing market; (c) increased uncertainty in the overall mortgage market; and (d) increased underwriting standards. The decrease in homebuyer demand as a result of lower consumer confidence can be attributed to concerns of prospective buyers of new homes about the direction of home prices, which has increased general homebuyer uncertainty regarding whether now is the right time to buy a home. The uncertainty in the mortgage market is partially the result of concerns regarding the sub-prime mortgage market, which has experienced rising delinquencies and defaults by borrowers as they experience financial difficulties due to rising interest rates. This credit deterioration has led to the bankruptcies of major sub-prime mortgage lenders, reduced general availability of mortgage financing and the tightening of lending standards. While the Company has minimal exposure to the sub-prime markets, these factors may make it more difficult for our potential customers to sell their existing homes. These market challenges are evidenced by the overall reduction in new orders for the year ended June 30, 2007 as compared to the year ended June 30, 2006. New orders decreased $126,369, or 16.7%, which represents 231 homes.

As a result of these challenges, the Company recorded inventory impairments, goodwill impairments and write-offs of abandoned projects and other pre-acquisition costs, as detailed below. In addition to these charges, the Company reduced headcount in all of its regions and took other steps to control increasing costs. The Company continues to respond to the uncertainties noted above by increasing sales incentives and offering limited time promotions with the objective of improving new orders and reducing home inventory levels. The Company believes that its efforts to attract new customers has been successful as new orders during the second half of fiscal 2007 have increased by $28,250, or 8.5%, on 103 homes over the same period in the prior year. Despite this increase, the Company believes that the unfavorable market conditions mentioned above continue to exist and present a significant challenge for fiscal 2008.

Information in this annual report includes the operations of Realen Homes only to the extent the information relates to periods after the acquisition of Realen Homes on July 28, 2004, as well as the revenue and expenses associated with the real estate assets acquired from Peachtree Residential Properties, unless otherwise specifically stated.

Results of Operations

The tables included in “Item 1—Business” summarize the Company’s revenues, new orders and backlog data for fiscal 2007 with comparable data for fiscal 2006 and 2005. The Company classifies a sales contract as a new order for backlog purposes at the time a homebuyer executes a contract to purchase a home from the Company.

Fiscal Years Ended June 30, 2007 and 2006

Orders and Backlog

New orders for the year ended June 30, 2007 decreased $126,369, or 16.7%, to $630,553 on 1,381 homes, compared to $756,922 on 1,612 homes for the year ended June 30, 2006. The average price per home of net new orders decreased by approximately 2.8% to $457 for the year ended June 30, 2007 compared to $470 for the year ended June 30, 2006. Approximately 81% of the Company’s net new order activity during the past two fiscal years occurred in the northern and southern regions, while the Florida region has accounted for approximately 6% of the new order activity.

The decrease in the Company’s net new orders during the year ended June 30, 2007, compared to the year ended June 30, 2006, primarily was attributable to unfavorable market conditions in the housing industry, as noted above.

The backlog at June 30, 2007 decreased $16,763, or 5.0%, to $317,913 on 609 homes compared to the backlog at June 30, 2006 of $334,676 on 715 homes. At June 30, 2007, 86.6% of the Company’s backlog related to the northern and southern regions compared with 75.9% for those regions at June 30, 2006. During the first two quarters of the year ended June 30, 2007, there were cancellations of $20,266 in the Florida region related to the backlog at June 30, 2006. These cancellations relate primarily to the exit of investors from the region and the overall market decline in the Florida region. As of June 30, 2007, the Company believes that the backlog in the Florida region has minimal exposure to cancellations as a result of investor’s exiting the markets in which the Company operates. Excluding these cancellations in Florida, there was minimal change in the backlog at June 30, 2007 as compared to the backlog at June 30, 2006. The average price per home included in the Company’s backlog increased 11.5% to $522 at June 30, 2007 compared to $468 at June 30, 2006. The increase in the average price per home included in the Company’s backlog is primarily attributable to changes in product mix and the opening of new communities with higher average price points in the northern, southern and midwestern regions. Specifically, single family homes, which typically have higher price points than multi-family homes, comprised a larger percentage of the backlog at June 30, 2007 when compared to the backlog at June 30, 2006.

The Company experienced a cancellation rate of 23% for the years ended June 30, 2007 and 2006. The Company anticipates that most of the backlog at June 30, 2007 will be delivered during fiscal year 2008.

Northern Region:

New orders for the year ended June 30, 2007 increased $8,623 to $251,352, or 3.6%, on 490 homes, compared to $242,729 on 455 homes for the year ended June 30, 2006. The increase in new orders is primarily attributable to six communities that were open for the full year ended June 30, 2007, but were only opened during the fourth quarter of the year ended June 30, 2006. Additionally, the Company offered increased sales incentives in an effort to increase customer demand and counteract the unfavorable market conditions noted above. The average price per home of new orders decreased by 3.8% to $513 for the year ended June 30, 2007 compared to $533 for the year ended June 30, 2006. The decrease in the average price per home of new orders is primarily the result of the increased sales incentives noted above.

The Company had 34 active selling communities in the northern region as of June 30, 2007 compared to 33 active selling communities at June 30, 2006.

Southern Region:

New orders for the year ended June 30, 2007 decreased $109,094 to $258,240, or 29.7%, on 520 homes compared to $367,334 on 791 homes for the year ended June 30, 2006. The decrease in new orders was mainly attributable to the downturn in the housing market, but was partially offset by an increase in the average price per home of new orders of 7.1% to $497 for the year ended June 30, 2007 compared to $464 for the year ended June 30, 2006. This increase in the average price per home of new orders is attributable to two factors. First, the Company increased prices in many of its communities in this region during the year ended June 30, 2007 when compared with the same communities and homes offered for sale during the year ended June 30, 2006. Second, the Company opened new communities in the region during the year ended June 30, 2007 that have higher price points than the communities they replaced that were open during the year ended June 30, 2006. As noted above, the Company’s southern region has been negatively impacted by the deteriorating market conditions; however, due to the Company’s positioning in certain markets in this region, which remain strong relative to the overall market, the negative impact has not been as severe.  As a result, the Company did not significantly increase the sales incentives offered in the Southern region.

The Company had 50 active selling communities in the southern region as of June 30, 2007 compared to 43 active selling communities at June 30, 2006.

Midwestern Region:

New orders for the year ended June 30, 2007 decreased $15,542 to $82,403, or 15.9%, on 182 homes compared to $97,945 on 221 homes for the year ended June 30, 2006. The decrease in new orders, which began during the fourth quarter of fiscal 2006, primarily was the result of decreased homebuyer demand due to lower consumer confidence in the overall housing market. The Company has responded to this decreased homebuyer demand by increasing sales incentives and offering limited time promotions with the objective of improving new orders and reducing home inventory levels.  Despite these incentives and promotions, the average price per home of new orders has increased by 2.3% to $453 for the year ended June 30, 2007 compared to $443 for the year ended June 30, 2006.

The Company had eight active selling communities in the midwestern region as of June 30, 2007, compared to nine active selling communities as of June 30, 2006.

Florida Region:

New orders for the year ended June 30, 2007 decreased $10,356 to $38,558, or 21.2%, on 189 homes, compared to $48,914 on 145 homes for the year ended June 30, 2006. The decrease in new orders was a result of decreased homebuyer demand due to lower consumer confidence in the overall housing market for this region. The Florida region has been particularly impacted by cancellations related to the June 30, 2006 backlog during the first two quarters of the year ended June 30, 2007.  These cancellations are the result of the deteriorating market conditions in the region and the exit of investors, as previously discussed. The average price per home of new orders decreased by 39.5% to $204 for the year ended June 30, 2007 compared to $337 for the year ended June 30, 2006. The decrease in the average price per home of new orders was primarily a result of increased sales incentives being offered by the Company in an effort to decrease its new home inventory levels.

The Company had six active selling communities in the Florida region as of June 30, 2007, compared to four active selling communities as of June 30, 2006.

Total Earned Revenues

Total earned revenues, which includes residential revenue, land sale revenue and other income, for the year ended June 30, 2007 decreased $304,659 to $682,534, or 30.9%, compared to $987,193 for the year ended June 30, 2006.

Residential Revenue

Residential revenue earned from the sale of residential homes included 1,487 homes totaling $647,316 during the year ended June 30, 2007, as compared to 2,303 homes totaling $975,483 during the year ended June 30, 2006. The average selling price per home delivered increased by approximately 2.6% to $435 for the year ended June 30, 2007 compared to $424 for the year ended June 30, 2006.

Northern Region:

Residential revenue earned for the year ended June 30, 2007 decreased $185,487 to $207,240, or 47.2%, on 429 homes delivered as compared to $392,727 on 796 homes delivered during the year ended June 30, 2006. The decrease in residential revenue earned is primarily due to the overall decline in market conditions as noted above. Also contributing to the decrease in residential revenues was a decrease in the average selling price per home delivered during the year ended June 30, 2007 of 2.0% to $483 compared to $493 for the year ended June 30, 2006. The decrease in the average selling price per home delivered is attributable to increased sales incentives offered during fiscal 2007 as well as a change in the product mix of homes delivered. Specifically, townhomes and condominiums, which typically have lower average sales prices than single family homes, comprised a larger percentage of the total number of homes delivered in the region during the year ended June 30, 2007 when compared to the year ended June 30, 2006.

Southern Region:

Residential revenue earned for the year ended June 30, 2007 decreased $90,625 to $281,356, or 24.4%, on 579 homes delivered as compared to $371,981 on 862 homes delivered during the year ended June 30, 2006. The decrease in residential revenue earned and homes delivered was primarily attributable to the overall decline in market conditions, as noted above, that led to reductions in new order activity in the region. The decrease was partially offset by an increase in the average selling price per home delivered of 12.5% to $486 for the year ended June 30, 2007 compared to $432 for the year ended June 30, 2006. The increase in the average price per home delivered is attributable to a change in the product mix of homes delivered during the year ended June 30, 2007 compared to the year ended June 30, 2006. Specifically, the Company delivered a larger percentage of luxury and move-up homes during the year ended June 30, 2007 than the year ended June 30, 2006. As noted above, the Company’s southern region has been negatively impacted by the deteriorating market conditions; however, due to the Company’s positioning in certain markets in this region, which remain strong, relative to the overall market, the negative impact has not been as severe.

Midwestern Region:

Residential revenue earned for the year ended June 30, 2007 decreased $27,021 to $91,809, or 22.7%, on 208 homes, compared to $118,830 on 279 homes for the year ended June 30, 2006. The decrease in residential revenue earned is primarily the result of the overall decline in market conditions, as noted

above, that led to decreased new order activity in the region which began during the fourth quarter of fiscal 2006 and continued throughout fiscal 2007. The average selling price per home delivered increased 3.5% to $441 for the year ended June 30, 2007 compared to $426 for the year ended June 30, 2006.

Florida Region:

Residential revenue earned for the year ended June 30, 2007 decreased $25,034 to $66,911, or 27.2%, on 271 homes, compared to $91,945 on 366 homes for the year ended June 30, 2006. The decrease in residential revenue earned is primarily due to the overall decline in market conditions and the exit of investors from the region. As noted above, $20,266 of the backlog at June 30, 2006 cancelled and as such did not deliver during the year ended June 30, 2007. The Company counteracted these cancellations by offering increased sales incentives on the resulting speculative homes. As a result, the average selling price per home delivered decreased 1.6% to $247 for the year ended June 30, 2007 compared to $251 for the year ended June 30, 2006.

Land Sales

Land sales revenue for the year ended June 30, 2007 increased $23,136 to $25,170, compared to $2,034 for the year ended June 30, 2006. The increase in land sales revenue was primarily attributable to the sales of several land parcels in the southern region and scattered lot inventory in the Palm Bay, Florida region. The Company pursued land sales during the year ended June 30, 2007 in response to the overall decline in market conditions as a way to increase liquidity.

Other Income

Other income consists primarily of property management fees and mortgage processing income. Other income for the year ended June 30, 2007 increased $372 to $10,048, or 3.8%, compared to $9,676 for the year ended June 30, 2006. The increase is primarily attributable to increases in forfeited deposits and miscellaneous income, offset by decreases in mortgage processing income. The increase in forfeited customer deposits primarily is the result of cancellations in the Company’s Florida region, as noted above. The increase in miscellaneous income is the result of $550 recorded in connection with the settlement of a lawsuit related to a parcel of land in the Company’s northern region that was previously under an agreement of sale. The decrease in mortgage processing income is attributable to the decrease in residential property revenue noted above.

Costs and Expenses

Costs and expenses for the year ended June 30, 2007 decreased $90,713 to $793,064, or 10.3%, when compared with $883,777 for the year ended June 30, 2006. Costs and expenses for the year ended June 30, 2007 included inventory impairments of $76,521, goodwill impairments of $16,334 and write-off of abandoned projects and other pre-acquisition costs of $19,664. Costs and expenses for the year ended June 30, 2006 included inventory impairments of $1,877 and write-off of abandoned projects and other pre-acquisition costs of $4,512. Decreases in costs and expenses are primarily the result of lower variable costs that decreased in conjunction with the decreases in residential revenues noted above, offset by the impact of inventory impairments, goodwill impairments and the write-offs of abandoned projects and other pre-acquisitions costs.

Cost of Residential Properties

The cost of residential properties for the year ended June 30, 2007 decreased $133,583 to $627,687, or 17.5%, when compared with $761,270 for the year ended June 30, 2006. The year ended June 30, 2007 and 2006 included inventory impairments of $76,521 and $1,877, respectively. Decreases in cost of residential properties is primarily the result of lower variable costs that decreased in conjunction with the decreases in residential revenues noted above, offset by the impact of inventory impairments.

Inventory Impairments:

As a result of increased sales incentives offered during the year ended June 30, 2007, a decrease in anticipated absorption rates at various communities, increasing uncertainty with respect to the overall mortgage market, increased mortgage underwriting standards and a slower than anticipated pace of new orders, the Company recorded impairment charges of $68,223 related to land held for development or sale and improvements and $7,318 related to residential properties completed or under construction, which includes $5,000 relating to model home inventory, for the year ended June 30, 2007. Additionally, the Company recorded an impairment charge of $980 related to prepaid sales and marketing expenses. The impairment losses recorded in fiscal 2007 were recorded in all of our homebuilding segments, most notable with respect to communities in the Florida, western, northern and midwestern regions, but also communities in the southern region. The Company recorded impairment charges of $1,877 related to land held for development or sale and improvements for the year ended June 30, 2006. The impairment losses recorded in fiscal 2006 were recorded in the Florida and northern regions only. The impairment losses were charged to the cost of residential properties and represent the amounts by which the book values of the residential properties and land held for development or sale and improvements exceeded the estimated fair value of the assets.

The $5,000 impairment on model homes noted above relates to 51 specific model homes in three of the Company’s regions. The Company is currently contemplating several alternatives for selling a portion of its model home portfolio; however, the Company can offer no assurances as to whether or when such a transaction will occur or whether such a transaction would be on terms advantageous to the Company.

Gross Profit Margin:

The Company’s consolidated gross profit margin for the year ended June 30, 2007 decreased 18.9% to 3.0% compared to 22.0% for the year ended June 30, 2006. For the years ended June 30, 2007 and 2006, gross profit included inventory impairments of $76,521 or 11.8%, and $1,877 or 0.2%, respectively.

The decrease in the Company’s consolidated gross profit margins was primarily attributable to reduced gross profit margins in all of the Company’s regions. The decreases primarily resulted from the inventory impairment charges and increased sales incentives offered during the year ended June 30, 2007 in an effort to generate new orders and reduce new home inventory. Additionally, increases in interest, the cost of land and warranty related costs led to the decrease in gross profit margin.

In addition, the Company sells a variety of home types in various communities and regions, each yielding a different gross profit margin. As a result, depending on the mix of both communities and home types delivered, the consolidated gross profit margin may fluctuate up or down on a periodic basis and periodic profit margins may not be representative of the consolidated gross profit margin for future years.

Interest Included in Cost of Residential Properties and Land Sold:

Interest included in the costs and expenses of residential properties and land sold for the years ended June 30, 2007 and 2006 was $18,311 and $15,160, respectively. The increase of $3,151 in interest included in the costs and expenses of residential properties and land sold was attributable to an increase in land sales and increases in bank debt and the interest rates on the Company’s subordinated notes issued in fiscal 2006, partially offset by decreases in residential revenues. The increases in bank debt resulted from the need to fund cash from operations as noted in the Liquidity and Capital Resources section below. The interest incurred during the construction periods is capitalized to inventory and then expensed to the cost of residential properties in the period in which the home settles.

Selling, General & Administrative Expenses

Selling, general and administrative expenses include selling and advertising costs, commissions and other general and administrative costs, which includes write-offs of abandoned projects and other pre-acquisition costs. For the year ended June 30, 2007, selling, general and administrative expenses increased $2,280 to $116,442, or 2.0%, when compared with $114,162 for the year ended June 30, 2006. For the years ended June 30, 2007 and 2006, selling, general and administrative expenses included write-offs of abandoned projects and other pre-acquisition costs of $19,664 and $4,512, respectively.

The selling, general and administrative expenses as a percentage of residential revenue earned for the year ended June 30, 2007 increased 6.3% to 18.0% as compared to the 11.7% for the year ended June 30, 2006. This increase was related primarily to the write-offs of abandoned projects and other pre-acquisition costs, which represented 3.0% and 0.5% of revenues for the years ended June 30, 2007 and 2006, respectively.

Selling and Advertising:

For the year ended June 30, 2007, selling and advertising costs increased $5,128 to $32,315, or 18.9%, when compared with $27,187 for the year ended June 30, 2006. Selling and advertising costs includes amortization of deferred marketing costs and other selling costs. In response to the market conditions noted above, during the fiscal year, the Company increased spending on advertising in an effort to generate homebuyer traffic. Similarly, the Company increased spending on landscaping in an effort to make the communities more attractive to prospective homebuyers. Finally, the increase in the amortization of deferred marketing costs and other sales office expenses was attributable to an increase in communities open when compared with the same period in the prior year.

Commissions:

The Company’s commission expense for the year ended June 30, 2007 decreased $9,862 to $24,384, or 28.8%, when compared with $34,246 for the year ended June 30, 2006. This decrease is primarily the result of decreased residential revenue earned during the year ended June 30, 2007, partially offset by an increase in the commission expense as a percentage of residential revenue earned. Commission expense as a percentage of residential revenue earned was 3.8% for the year ended June 30, 2007 compared to 3.5% for the year ended June 30, 2006. This increase in commission expense as a percentage of residential revenue earned is the result of added incentives offered to sales people in an effort to generate increases in new order activity.

General and Administrative:

For the year ended June 30, 2007, general and administrative costs increased $7,014 to $59,743, or 13.3%, when compared to $52,729 for the year ended June 30, 2006. General and administrative costs included write-offs of abandoned projects and other pre-acquisition costs of $19,664 and $4,512 for the years ended June 30, 2007 and 2006, respectively. The increase in general and administrative costs is primarily the result of (a) an increase of $15,152 in write-offs of abandoned projects and other pre-acquisition costs as noted above; (b) an increase of $2,319 for severance compensation associated with the Company’s headcount reductions; (c) increase of $1,503 in expenses associated with the issuance of stock options, as a result of the addition of two senior executives; (d) an increase of $401 in charges for a supplemental executive retirement plan, which was adopted during the second quarter of fiscal 2006, offset by; (e) a decrease of $948 in salaries and other incentive compensation; and (f) a decrease in bonuses awarded of $8,579.

As a result of the unfavorable market conditions discussed above, the Company reviewed its land under option and agreements of sale and other pre-acquisition costs to determine if the anticipated economics of the transactions remained acceptable to the Company given the state of the homebuilding industry. For those agreements deemed unfavorable, the Company attempted to renegotiate the transaction to more favorable terms. In those situations where the contract could not be renegotiated on terms the Company believed were favorable to the Company, the option or agreement of sale was written-off, resulting in write-offs of abandoned projects and pre-acquisition costs of $19,664 and $4,512 for the years ended June 30, 2007 and 2006, respectively.

Impairment of Goodwill

During the year ended June 30, 2007, the Company performed impairment evaluations related to the goodwill that arose from the Realen Homes, PLC and Masterpiece Homes acquisitions.

The assessments were performed in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” due to decreased current and expected future absorption rates and declining margins as a result of the deteriorating market conditions in the regions in which Realen Homes and Masterpiece Homes operate. Fair value of the acquisitions was determined using a discounted cash flow model based on absorption rates and margins reflective of slowing demand as well as anticipated future demand. Discount rates were based on the Company’s weighted average cost of capital adjusted for business risks. Those amounts are based on managements’s best estimate of future results. As a result of the assessment, the Company recorded an impairment charge to reduce goodwill of $16,334 during fiscal 2007, consisting of $13,327 and $3,007 related to the Realen Homes and Masterpiece Homes acquisitions, respectively. An impairment charge of $7,918 and $5,409 was recorded in the Company’s northern and midwestern regions, respectively, related to the Realen Homes acquisition. The entire impairment charge for Masterpiece Homes was recorded in the Company’s Florida region. Based upon the assessments, no impairment charge was necessary for the Company’s southern region.

Income Tax Benefit / Expense

Income taxes for the year ended June 30, 2007 decreased $84,055 to an income tax benefit of $43,680 from an income tax expense of $40,375 for the year ended June 30, 2006. Income tax benefit / expense as a percentage of income from operations before income taxes was 39.5% and 39.0% for the year ended June 30, 2007 and the year ended June 30, 2006, respectively. The Company’s tax provision includes tax benefits provided by the American Jobs Creation Act of 2004 of approximately $0 and $1,096 for the years ended June 30, 2007 and 2006, respectively.

Net Loss / Income

Net income for the year ended June 30, 2007 decreased $129,891 to a net loss of $66,850, compared with net income of $63,041 for the year ended June 30, 2006. Net income included inventory impairment charges of $46,563 and $1,133, net of tax, write-offs of abandoned projects and other pre-acquisition costs of $11,908 and $2,651, net of tax, and goodwill impairment charges of $9,709 and $0, net of tax.

In all of the Company’s regions, the decrease in net income is the result of the overall deterioration in market conditions as noted above. These unfavorable market conditions in the housing industry have led to inventory impairments and write-offs of abandoned projects and other pre-acquisition costs in each region and goodwill impairment charges in the northern, midwestern and Florida regions. Additionally, as a result of the downturn in market conditions, all of the Company’s regions have experienced a decrease in residential revenue and gross profit margin.

Fiscal Years Ended June 30, 2006 and 2005

Orders and Backlog

New orders for the year ended June 30, 2006 decreased $117,831, or 13.5%, to $756,922 on 1,612 homes, compared to $874,753 on 2,256 homes for the year ended June 30, 2005. The average price per home of new orders increased by approximately 21.1% to $470 for the year ended June 30, 2006 compared to $388 for the year ended June 30, 2005.

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

The backlog at June 30, 2006 decreased $218,561, or 39.5%, to $334,676 on 715 homes compared to the backlog at June 30, 2005 of $553,237 on 1,406 homes. The decrease in the backlog was attributable to decreases in new orders in the northern, Florida and midwestern regions, which were partially offset by increases in new orders in the southern region. The average price per home included in the Company’s backlog increased 19.1% to $468 at June 30, 2006 compared to $393 at June 30, 2005.

The Company experienced a cancellation rate of 23% for the year ended June 30, 2006, compared to 14% for the year ended June 30, 2005. The increase in the cancellation rate is primarily attributable to investors exiting the Palm Coast market in the Company’s Florida region. During the first two quarters of the year ended June 30, 2007, there were cancellations of $20,266 in the Florida region related to the backlog at June 30, 2006.

Northern Region:

New orders for the year ended June 30, 2006 decreased $109,618 to $242,729, or 31.1%, on 455 homes, compared to $352,347 on 727 homes for the year ended June 30, 2005. The decrease in new orders is attributable to softening demand resulting primarily from a decrease in consumer confidence and rising interest rates coupled with delays in the start of new communities to replace communities that were sold-out or nearly sold-out at the conclusion of the year ended June 30, 2005. The delays are due to significant government regulations imposed on developers and homebuilders in the northern region. The average price per home of new orders increased by 9.9% to $533 for the year ended June 30, 2006 compared to $485 for the year ended June 30, 2005. The increase in the average price per home of new orders was impacted by a shift in the mix of new orders for the year ended June 30, 2006 compared to the year ended June 30, 2005. Specifically, single family homes, which typically have higher price points than multi-family homes, comprised a larger percentage of new orders than multi-family homes for the year ended June 30, 2006 when compared to the year ended June 30, 2005.

The Company had 33 active selling communities in the northern region as of June 30, 2006 compared to 24 active selling communities at June 30, 2005. The increase in the community count was primarily attributable to the opening of six new selling communities during the fourth quarter of fiscal 2006.

Southern Region:

New orders for the year ended June 30, 2006 increased $61,054 to $367,334, or 19.9%, on 791, homes compared to $306,280 on 788 homes for the year ended June 30, 2005. The increase in new orders was attributable to an increase in the average price per home of new orders of 19.3% to $464 for the year ended June 30, 2006 compared to $389 for the year ended June 30, 2005. This increase in the average price per home of new orders is attributable to two factors. First, the Company increased prices in a majority of those communities in the region open during the year ended June 30, 2006 when compared with the same communities and homes offered for sale during the year ended June 30, 2005. Second, the Company opened new communities in the region during the year ended June 30, 2006 that have higher price points than the communities they replaced that were open during the year ended June 30, 2005.

The Company had 43 active selling communities in the southern region as of June 30, 2006 and 2005.

Midwestern Region:

The Company entered the midwestern region through the acquisition of Realen Homes on July 28, 2004. New orders for the year ended June 30, 2006 decreased $2,558 to $97,945, or 2.6%, on 221 homes compared to $100,503 on 245 homes for the year ended June 30, 2005. The decrease in new orders is primarily attributable to softening demand in the market that began during the fourth quarter of fiscal 2006. The average price per home of new orders increased by 8.1% to $443 for the year ended June 30, 2006 compared to $410 for the year ended June 30, 2005. This increase in the average price per home of new orders is attributable to two factors. First, the Company increased prices in a majority of those communities in the region open during the year ended June 30, 2006 when compared with the same communities and homes offered for sale during the year ended June 30, 2005. Second, the Company opened new communities in the region during the year ended June 30, 2006 that have higher price points than the communities that were open during the year ended June 30, 2005.

The Company had nine active selling communities in the midwestern region as of June 30, 2006, compared to six active selling communities as of June 30, 2005.

Florida Region:

New orders for the year ended June 30, 2006 decreased $66,709 to $48,914, or 57.7%, on 145 homes, compared to $115,623 on 496 homes for the year ended June 30, 2005. The decrease in new orders was primarily attributable to two factors. First, the region experienced a significantly higher percentage of cancellations during the year ended June 30, 2006 compared to the year ended June 30, 2005 as investors exited various markets in the region. The Company experienced a 58% cancellation rate in the Florida region for the year ended June 30, 2006, compared to 19% for the year ended June 30, 2005. Second, the region experienced approval and land development related delays which have postponed the opening of several new communities. The average price per home of new orders increased by 44.6% to $337 for the year ended June 30, 2006 compared to $233 for the year ended June 30, 2005. The increase in the average price per home of new order was attributable to a shift toward move-up homes and overall price increases as a result of strong demand during the first quarter of the year ended June 30, 2006.

The Company had four active selling communities in the Florida region as of June 30, 2006, compared to five active selling communities as of June 30, 2005.

Total Earned Revenues

Total earned revenues for the year ended June 30, 2006 increased $67,963, to $987,193, or 7.4%, compared to $919,230 for the year ended June 30, 2005. Residential revenue earned from the sale of residential homes included 2,303 homes totaling $975,483 during the year ended June 30, 2006, as compared to 2,507 homes totaling $911,004 during the year ended June 30, 2005. The average selling price per home delivered increased by approximately 16.8% to $424 for the year ended June 30, 2006 compared to $363 for the year ended June 30, 2005.

Northern Region:

Residential revenue earned for the year ended June 30, 2006 increased $8,082 to $392,727, or 2.1%, on 796 homes delivered as compared to $384,645 on 852 homes delivered during the year ended June 30, 2005. The increase in residential revenue earned is a result of an increase in the average selling price per home delivered during the year ended June 30, 2006 of 9.3% to $493 compared to $451 for the year ended June 30, 2005. The increase in the average selling price per home delivered is attributable to increases in the average selling price per home of new orders during the year ended June 30, 2006 resulting from sales price increases as well as the product mix of homes delivered. Specifically, single family homes, which typically have higher average sales prices than townhomes and condominiums, comprised a larger percentage of the total number of homes delivered in the region during the year ended June 30, 2006 when compared to the year ended June 30, 2005. The mix shift described above also contributed to the decrease in the number of homes delivered during the year ended June 30, 2006 compared to the year ended June 30, 2005.

Southern Region:

Residential revenue earned for the year ended June 30, 2006 increased $67,849 to $371,981, or 22.3%, on 862 homes delivered as compared to $304,132 on 827 homes delivered during the year ended June 30, 2005. The increase in residential revenue earned and homes delivered was attributable to new order growth in prior quarters and positive home pricing trends in the region. The Company can provide no assurance that these pricing trends will continue. The average price per home delivered increased 17.4% to $432 for the year ended June 30, 2006 compared to $368 for the year ended June 30, 2005. The increase in the average price per home delivered is attributable to increases in the average price per home of new orders during the year ended June 30, 2006 and a change in the product mix of homes delivered during the year ended June 30, 2006 compared to the year ended June 30, 2005. Specifically, the Company delivered a larger percentage of luxury and move-up homes during the year ended June 30, 2006 than the year ended June 30, 2005.

Midwestern Region:

The Company entered the midwestern region on July 28, 2004 through the acquisition of Realen Homes. Residential revenue earned for the year ended June 30, 2006 decreased $21,128 to $118,830, or 15.1%, on 279 homes, compared to $139,958 on 372 homes for the year ended June 30, 2005. The decrease in residential revenue earned is primarily due to the significant backlog acquired in July 2004 and delivered during the year ended June 30, 2005 compared to the available backlog deliverable during the year ended June 30, 2006. The average selling price per home delivered increased 13.3% to $426 for the year ended June 30, 2006 compared to $376 for the year ended June 30, 2005.

Florida Region:

Residential revenue earned for the year ended June 30, 2006 increased $9,676 to $91,945, or 11.8%, on 366 homes, compared to $82,269 on 456 homes for the year ended June 30, 2005. The increase in residential revenue earned is primarily attributable to a 39.4% increase in the average selling price per home delivered to $251 for the year ended June 30, 2006 compared to $180 for the year ended June 30, 2005. The increase in the average selling price per home delivered is attributable to an increase in the average price per home of new orders during the year ended June 30, 2006 and a shift in the region toward move-up homes which command greater pricing power than entry level homes. The decrease in the number of homes delivered is primarily attributable to the mix shift toward move-up homes discussed above.

Land Sales

Land sales revenue for the year ended June 30, 2006 increased $1,560 to $2,034, compared to $474 for the year ended June 30, 2005.

Other Income

Other income consists primarily of property management fees and mortgage processing income. Other income for the year ended June 30, 2006 increased $1,924 to $9,676, or 24.8%, compared to $7,752 for the year ended June 30, 2005. The increase is primarily attributable to increases in mortgage processing revenue and interest income earned during the year ended June 30, 2006 compared to the year ended June 30, 2005. The increase in the mortgage processing revenue is attributable to the Company’s increased residential property revenue coupled with an improved mortgage capture rate for the year ended June 30, 2006 compared to the year ended June 30, 2005.

Costs and Expenses

Costs and expenses for the year ended June 30, 2006 increased $55,530 to $883,777, or 6.7%, when compared with $828,247 for the year ended June 30, 2005.

Cost of Residential Properties

The cost of residential properties for the year ended June 30, 2006 increased $34,264 to $761,270, or 4.7%, when compared with $727,006 for the year ended June 30, 2005. The increase in cost of residential properties was primarily attributable to the overall increase in residential revenue as noted above. The Company recorded inventory impairments of $1,877 and $0 during the year ended June 30, 2006 and 2005, respectively.

Gross Profit Margin:

The consolidated gross profit margin for the year ended June 30, 2006 increased 1.8% to 22.0% compared to 20.2% for the year ended June 30, 2005. Gross profit for the year ended June 30, 2006 included an inventory impairment charges of $1,877.

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

Interest Included in Cost of Residential Properties:

Interest included in the costs and expenses of residential properties and land sold for the years ended June 30, 2006 and 2005 was $15,160 and $13,210, respectively. The interest incurred during the construction periods is capitalized to inventory and then expensed to the cost of residential properties in the period in which the home settles.

Selling, General & Administrative Expenses

For the year ended June 30, 2006, selling, general and administrative expenses increased $18,461 to $114,162, or 19.3%, when compared with $95,701 for the year ended June 30, 2005. The increase was attributable to increases in both variable and fixed selling, general and administrative expenses. Variable expenses increased due to an increase in residential property revenue during the year ended June 30, 2006 as compared to the year ended June 30, 2005. Fixed selling, general and administrative expenses for the year ended June 30, 2006 are higher than for the year ended June 30, 2005 primarily due to an increase of $4,223 related to land pre-acquisition costs for abandoned land development projects expenses, a $1,739 increase in advertising expenditures, and $1,071 recognized in connection with the Company’s adoption of a supplemental executive retirement plan.

The selling, general and administrative expenses as a percentage of residential revenue earned for the year ended June 30, 2006 increased 1.2% to 11.7% as compared to the 10.5% for the year ended June 30, 2005. The increased percentage is primarily due to the increased variable selling and fixed selling, general and administrative expenses discussed above.

Income Tax Expense

Income tax expense for the year ended June 30, 2006 increased $4,976 to $40,375, or 14.1% from $35,399 for the year ended June 30, 2005. Income tax expense as a percentage of income from operations before income taxes was 39.0% and 38.9% for the year ended June 30, 2006 and the year ended June 30, 2005, respectively. The increase in income tax expense for the year ended June 30, 2006 was primarily attributable to an increase in pre-tax income during the year ended June 30, 2006 compared to the year ended June 30, 2005. The Company’s tax provision includes tax benefits provided by the American Jobs Creation Act of 2004 of approximately $1,096 and $320 for the years ended June 30, 2006 and 2005, respectively.

Net Income

Net income for the year ended June 30, 2006 increased $7,457, or 13.4%, to $63,041, compared with $55,584 for the year ended June 30, 2005. The increase in net income was attributable to increased residential revenue earned during the year ended June 30, 2006 coupled with improved gross profit margins.

Liquidity and Capital Resources

On an ongoing basis, the Company requires capital for expenditures to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. The Company’s sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. During the second quarter of fiscal year 2007, the Company settled the $5,000 note outstanding in connection with the Realen Homes acquisition. The settlement included a $2,400 cash payment by the Company to the holders of the note. In exchange, the Company relieved any obligation related to warranty costs in excess of the warranty holdback provision in the Purchase Agreement. In February 2007, the Company completed the sale of a parcel of land in its southern region for approximately $13,600. With the proceeds from this transaction, the Company was able to repay outstanding obligations under its Revolving Credit Facility described below. Additionally, the Company is currently contemplating several alternatives for selling a portion of its model home portfolio; however, the Company can offer no assurances as to whether or when such a transaction will occur or whether the transaction will be on terms advantageous to the Company. See Inventory Impairments above for additional discussion regarding model homes. The Company believes that cash on hand, funds generated from operations and financial commitments from available lenders will provide sufficient capital for the Company to meet its existing operating needs.

Revolving Credit Facility

At June 30, 2007, the Company had $148,173 of borrowing capacity under its secured revolving credit facility discussed below, of which approximately $27,037 was available to be drawn based upon the Company’s borrowing base. The borrowing base as of July 31, 2007 was $32,320. A majority of the Company’s debt is variable rate, based on the 30-day LIBOR rate, and therefore, the Company is exposed to market risk in connection with interest rate changes. At June 30, 2007, the 30-day LIBOR rate of interest was 5.32%.

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc. as guarantor, entered into a Revolving Credit and Loan Agreement (the “Revolving Credit Agreement”) for a $500,000 Senior Secured Revolving Credit and Letter of Credit Facility with various banks as lenders (as amended and restated and further amended, the “Revolving Credit Facility”). The revolving credit facility was amended on January 24, 2006 via the Amended and Restated Revolving Credit and Loan Agreement

(the “Amended Credit Agreement”). The Amended Credit Agreement increased the borrowing limit from $500,000 to $650,000. A subsequent amendment reduced the borrowing limit to $585,000, subject to increase if certain conditions are met. In connection with the Amended Credit Agreement, Orleans Homebuilders, Inc. entered into an amended Guaranty agreement, which was amended on September 6, 2007 by the First Amendment to Guaranty. The Amended and Restated Credit Agreement was amended on November 1, 2006 (the “First Amendment”), February 7, 2007 (the “Second Amendment”), May 8, 2007 (the “Third Amendment”) and September 6, 2007 (the “Fourth Amendment”).

Under and subject to the terms of the Revolving Credit Facility, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for investment in joint ventures, for working capital and for such other appropriate corporate purposes as may be approved by the lenders. Capitalized terms used below and not otherwise defined have the meanings set forth in the Amended and Restated Credit Agreement.

At June 30, 2007, there was $468,950 outstanding under the Revolving Credit Facility. In addition, as of June 30, 2006, approximately $32,877 of letters of credit and other assurances of the availability of funds had been provided under the Revolving Credit facility.

Pursuant to the Fourth Amendment, and subject to the terms of the Revolving Credit Facility, approximately $447,300 of the $585,000 Revolving Credit Facility has a maturity date of December 20, 2009 and the remaining $137,700 has a maturity date of December 20, 2008. Borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus a non-default variable spread ranging from 165 basis points to 275.0 basis points, depending upon the Company’s leverage ratio. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. At June 30, 2007, the interest rate was 7.820%, which included a 250.0 basis point spread.

The total amount of loans and advances outstanding at any time under the Revolving Credit Facility may not exceed the lesser of the then-current borrowing base availability or the revolving sublimit as defined in the Revolving Credit Facility. Pursuant to the Fourth Amendment, the revolving sublimit is $585,000, subject to reduction on December 20, 2008. The borrowing base availability is based on the lesser of the appraised value or cost of real estate owned by the Company that has been admitted to the borrowing base. Various conditions must be satisfied in order for real estate to be admitted to the borrowing base, including that a mortgage in favor of lenders has been delivered to the agent for lenders and that all governmental approvals necessary to begin development of for-sale residential housing, other than building permits and certain other permits borrower in good faith believes will be issued within 120 days, have been obtained. Depending on the stage of development of the real estate, the loan to value or loan to cost advance rate ranges from 50% to 95% of the appraised value or cost of the real estate.

As security for all obligations of borrowers to lenders under the Revolving Credit Facility, lenders have a first priority mortgage lien on all real estate admitted to the borrowing base. In addition, Orleans Homebuilders, Inc. has guaranteed the obligations of the borrowers to lenders pursuant to an amended Guaranty executed by Orleans Homebuilders, Inc. on January 26, 2006 and amended again on September 6, 2007. Under the Guaranty, Orleans Homebuilders, Inc. has granted lenders a security interest in any balance or assets in any deposit or other account that Orleans Homebuilders, Inc. has with any lender.

The Revolving Credit Facility contains customary covenants that, subject to certain exceptions, limit the ability of the Company to (among other things):

•       Incur or assume other indebtedness, except certain permitted indebtedness;

•       Grant or permit to exist any lien, except certain permitted liens;

•       Enter into any merger, consolidation or acquisition of all or substantially all the assets of another entity;

•       Sell, assign, lease or otherwise dispose of all or substantially all of its assets;

•       Enter into any transaction with an affiliate that is not a borrower or a guarantor under the Revolving Credit Facility, or a subsidiary of either;

•       Pay dividends in excess of $0.08 per share per year; or

•       Redeem any stock.

The Revolving Credit Facility also contains various financial covenants. Among other things for periods ending after June 30, 2007, the financial covenants, as amended, require that:

•       As of the last day of each fiscal quarter, the ratio of the Company’s adjusted EBITDA to debt service for the prior four fiscal quarters cannot be not less than 0.50-to-1.00 for the periods ending March 31, 2008 and June 30, 2008; 0.70-to-1.00 for the periods ending September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009; and 1.00-to-1.00 for the periods ending September 30, 2009 through maturity. As a result of the Fourth Amendment, the Adjusted EBITDA to debt service covenant was eliminated for the periods ending June 30, 2007, September 30, 2007 and December 31, 2007;

•       The Company must maintain a minimum consolidated adjusted tangible net worth equal to a minimum of $200,000 at June 30, 2007. After June 30, 2007, the Company must maintain a minimum consolidated tangible net worth of at least $192,000 plus 50% of the positive net income earned since June 30, 2007 and all of the net proceeds of equity securities issued by the Company after June 30, 2007;

•       As of the last day of each fiscal quarter, the Company’s leverage ratio cannnot exceed 3.00-to-1.00 for the fiscal quarters ending June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2008. For fiscal quarters ending June 30, 2008 through maturity, the Leverage Ratio cannot exceed 2.75-to-1.00.

•       As of the last day of each fiscal quarter, the ratio of the book value of all land that is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the Company’s consolidated adjusted tangible net worth cannot exceed 2.10-to-1.00 at June 30, 2007; 2.00-to-1.00 at September 30, 2007, December 31, 2007 and March 31, 2008; 1.85-to-1.00 at June 30, 2008, September 30, 2008 and December 31, 2008; and 1.75-to-1.00 at March 31, 2009 through maturity.

•       The Company must maintain a minimum liquidity level based on cash plus borrowing base availability and under this covenant, the Company must have (i) at least $10.0 million of cash and cash equivalents (as defined) at all times, and (ii) at least $15.0 million of liquidity (as defined and including cash and cash equivalents) as of the date of each borrowing base certificate.

•       Under a minimum cash flow from operations ratio based on cash flow from operations to interest incurred covenant, which is applicable starting with the twelve-month period ending December 31, 2007, if the interest coverage ratio is less than 1.25-to-1.00, the Company must have a cash flow from operations to interest incurred ratio (as defined) of at least 1.50-to-1.00.  During the first four quarter period during which this covenant is applicable,  even if the interest coverage ratio is less than 1.25-to-1.00, the cash flow from operations ratio may be less than 1.50-to-1.00 during any one period, so long as it is greater than 1.00-to-1.00.  Cash flow from operations is calculated based on the last twelve months cash flow from operations and adjusted for interest expense and includes any amounts from the disposition of model homes that are subject to a sale-leaseback transaction to the extent such amounts are not otherwise included in net cash provided by operating activities.

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

At the fiscal quarters ended September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, the Company would have been in violation of certain financial covenants in the Amended and Restated Credit Agreement if not for the First Amendment, Second Amendment, Third Amendment and Fourth Amendment, respectively, notwithstanding the fact that as of September 6, 2007 (the date of the Fourth Amendment), the Company was in compliance with all of its covenants as they existed immediately prior to the Fourth Amendment.

The Revolving Credit Facility provides that, subject to any applicable notice and cure provisions, each of the following (among others) is an event of default:

•       Failure by borrowers to pay when due any amounts owing under the Revolving Credit Facility;

•       Failure by the Company to observe or perform any promise, covenant, warranty, obligation, representation or agreement under the Revolving Credit Facility or any other loan document;

•       Bankruptcy and other insolvency events with respect to any borrower or the Company;

•       Dissolution or reorganization of any borrower or the Company;

•       The entry of a judgment or judgments against borrower(s) or the Company: (i) in an aggregate amount that is at least $500 in excess of available insurance proceeds, if such judgment or judgments are not dismissed or bonded within 30 days; or (ii) that prevents borrowers from conveying lots and units in the ordinary course of business if such judgment or judgments are not dismissed or bonded within 30 days; or the issuance of any writs of attachment, execution or garnishment against any borrower or the Company;

•       Any material adverse change in the financial condition of a borrower or the Company which causes the lenders, in good faith, to believe that the performance of any of the obligations under the Revolving Credit Facility is impaired or doubtful for any reason; and

•       Specified cross defaults.

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

Trust Preferred Securities:

On November 23, 2005, the Company issued $75,000 of trust preferred securities which mature on January 30, 2036 and are callable, in whole or in part, at par plus accrued interest on or after January 30, 2011. For the first ten years, the securities have a fixed interest rate of 8.61% per annum, provided that certain covenant levels are maintained. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 360 basis points per annum, resetting quarterly. The securities are treated as debt obligations for financial statement purposes. The Company used proceeds from the sale of these securities to repay outstanding obligations under the Revolving Credit Facility discussed above.

The Trust’s preferred and common securities require quarterly distributions of interest by the Trust to the holders of the trust securities at a fixed interest rate equal to 8.61% per annum through January 30, 2016 and, after January 30, 2016, at a variable interest rate (reset quarterly) equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 360 basis points. In the event the Company fails to meet the debt service ratio or minimum tangible net worth requirement set forth in the Supplemental Indenture No. 1 described below, the applicable rate of interest will be increased by 300 basis points. The interest rate will return to the regularly applicable rate once the Company is in compliance with the debt service ratio and minimum tangible net worth requirements as of the end of any fiscal quarter. The terms of the trust securities are governed by an Amended and Restated Trust Agreement, dated November 23, 2005 among OHI Financing, Inc., (“OHI Financing”) as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as the Delaware trustee, and the administrative trustees named therein.

The Trust used the proceeds from the sale of the Trust’s securities to purchase $77.32 million in aggregate principal amount of unsecured junior subordinated notes due January 30, 2036 issued by OHI Financing. The junior subordinated notes were issued pursuant to a junior subordinated indenture, dated November 23, 2005, among OHI Financing, as issuer, and JPMorgan Chase Bank, National Association, as trustee. The terms of the junior subordinated notes are substantially the same as the terms of the Trust’s preferred securities. The interest payments on the junior subordinated notes paid by OHI Financing, Inc. will be used by the trust to pay the quarterly distributions to the holders of the Trust’s preferred and common securities. Pursuant to the parent guarantee agreement dated November 23, 2005 by and between the Company and JPMorgan Chase Bank, National Association, as trustee, the Company has unconditionally guaranteed OHI Financing, Inc.’s payment and other obligations under the indenture and the junior subordinated notes. The Company used the proceeds from the issuance and sale of the trust preferred securities and the subsequent purchase of the junior subordinated notes to partially repay indebtedness.

The Indenture permits OHI Financing to redeem the junior subordinated notes at par, plus accrued interest on or after January 30, 2011. If OHI Financing redeems any amount of the junior subordinated notes, the Trust Agreement requires the Trust to redeem a like amount of the trust securities. Under certain circumstances relating to the tax treatment of the Trust or the interest payments made on the junior subordinated notes or the classification of the Trust as an “investment company” under the Investment Company Act of 1940, OHI Financing may also redeem the junior subordinated notes prior to January 30, 2011 at a 7.5% premium.

With certain exceptions relating to debt to a trust, partnership or other entity affiliated with the Company that is a financing vehicle for the Company, the junior subordinated notes and the Company’s obligations under the parent guarantee are expressly subordinate to all of the Company’s existing and future debt unless it is provided in the instrument creating or evidencing such debt, or pursuant to which such debt is outstanding, that such debt is not superior in right to payment of the junior subordinated notes or the obligations under the parent company’s guarantee, as the case may be.

The junior subordinated notes and the trust securities could become immediately payable upon an event of default. Under the terms of the Trust Agreement and the Indenture, subject to any applicable cure period, an event of default generally occurs upon:

•       non-payment of any interest on the junior subordinated notes when it becomes due and payable, and continuance of the default for a period of 30 days;

•       non-payment of the principal of, or any premium on, the junior subordinated notes at their maturity;

•       default in the performance, or breach, of any covenant or warranty made by OHI Financing, Inc., in the indenture and the continuance of the default or breach for a period of 30 days after written notice to OHI Financing, Inc.;

•       non-payment of any distribution on the Trust’s securities when it becomes due and payable, and continuance of the default for a period of 30 days;

•       non-payment of the redemption price of any Trust’s security when it becomes due and payable;

•       default in the performance, or breach, in any material respect of any covenant or warranty of any of the trustees in the Trust Agreement, which default or breach continues for a period of 30 days after written notice to the trustees and OHI Financing, Inc.;

•       default in the performance, or breach (which default or breach must be material in certain cases), of any covenant or warranty made by OHI Financing, Inc. In the purchase agreement pursuant to which the trust securities and the junior subordinated notes were sold and purchased and the continuation of such default or breach for a period of 30 days after written notice to OHI Financing, Inc.;

•       bankruptcy, insolvency or liquidation of the property trustee, if a successor property trustee has not been appointed within 90 days thereafter;

•       the bankruptcy or insolvency of OHI Financing, Inc.; or

•       certain dissolutions or liquidations, or terminations of the business or existence, of the Trust.

On August 13, 2007, the Company entered into Supplemental Indenture No. 1 (the “Supplemental Indenture”), to the $75,000 of trust preferred securities, which amends the terms of the securities, as follows:

•       The Supplemental Indenture defers the potential start of the payment of the “Adjusted Interest Rate”, which is 3% over the “Regular Interest Rate” of 8.61%, for four quarters so that the earliest that the Adjusted Interest Rate could be payable is with the coupon payable on October 30, 2008, rather than on October 30, 2007, the first date that OHI Financing, Inc. (“OHI Financing”) would have been required to pay the Adjusted Interest Rate. Specifically, the Indenture was revised to provide that the first fiscal quarter end at which the applicable interest coverage ratio and minimum consolidated tangible net worth measure must be met for at least three of the last four consecutive fiscal quarters for purposes of determining the applicability of the Adjusted Interest Rate is the fiscal quarter ending June 30, 2008. If the applicable interest coverage ratio or minimum consolidated tangible net worth measure is not met as of the end of a fiscal quarter for at least three of the last four consecutive fiscal quarters ending on or after June 30, 2008, the applicable rate of interest increases to the Adjusted Interest Rate.

•       Under the Supplemental Indenture, OHI Financing will generally have to make eight consecutive Adjusted Interest Rate coupon payments (other than the eight consecutive Adjusted Interest Rate coupon payments that could be made on each of the coupon payment dates from October 30, 2008 to and including July 30, 2010) to cause an event of default under the Supplemental Indenture (or in some cases six consecutive coupon payments) rather than the four consecutive coupon payments in the original Indenture. More specifically, the Supplemental Indenture provides that the earliest an event of default could occur as a result of the payment of the Adjusted Interest Rate is (i) upon the payment of the Adjusted Interest Rate coupon for October 30, 2010, if applicable, provided there have been eight prior consecutive Adjusted Interest Rate coupons paid by OHI Financing; (ii) on either the fiscal quarter ended March 31, 2010 or the fiscal year ended June 30, 2010, if at either date both the trailing twelve months’ interest coverage ratio is less than 1.25 to 1, and OHI Financing has made the six prior consecutive Adjusted Interest Rate coupon payments; or (iii) on the fiscal quarter ended September 30, 2010, if at such time both the trailing twelve months’ interest coverage ratio is less than 1.75 to 1, and OHI Financing has made the eight prior consecutive Adjusted Interest Rate coupon payments. The Adjusted Interest Rate must be paid for eight (or in some instances six) consecutive coupons in order to trigger an event of default. If the interest coverage ratio test and the minimum consolidated tangible net worth test, are both met, OHI Financing would make the payment of the Regular Interest Rate for the next coupon, and the Adjusted Interest Rate test “resets” requiring OHI Financing to make eight (or in some instances six) new consecutive coupon payments at the Adjusted Interest Rate before triggering an event of default. The interest coverage ratio and minimum consolidated tangible net worth measure are not traditional financial maintenance covenants; they are only utilized in determining if the Adjusted Interest Rate or the Regular Interest Rate is applicable.

•       The Supplemental Indenture amended the definition of both “Adjusted EBITDA” and “Debt Service” and added the new defined term, “Consolidated Net Income”, all of which are utilized in the calculation of the interest coverage ratio (as defined by the Indenture) for the determination of whether the Adjusted Interest Rate applies.

•       The Supplemental Indenture provides that Consolidated Net Income is to be used when determining Adjusted EBITDA under the Indenture rather than net income determined in accordance with United States generally accepted accounting principles (“GAAP”). Consolidated Net Income generally means the net income of the Company and its majority-controlled subsidiaries with respect to the relevant accounting period, provided that the after-tax impacts of certain items are generally excluded, such as: (i) any impairment charge, asset write-off, abandonment charge, deposit forfeiture or write-off of other pre-acquisition costs pursuant to GAAP or other similar amounts; (ii) any extraordinary, non-recurring or unusual gains, losses or expenses (including any gain or loss on asset dispositions such as land and other similar asset sales); (iii) any severance costs, relocation costs and curtailments or modifications to pension and post-retirement employee benefit plans; (iv) any net income or net loss from disposed of or discontinued operations; (v) the amortization of intangibles, the early extinguishment of debt or hedging obligations, any fees or expenses incurred for the issuance, refinancing or modification of any debt or equity security; (vi) any non-cash compensation charges from stock options, stock appreciation rights, restricted stock or other similar rights; (vii) typical adjustments for entities accounted for under the equity method of accounting; and (viii) typical purchase accounting adjustments for any acquisition consummated in the future.

•       The definition of Debt Service used in the determination of the trailing twelve months’ interest coverage ratio was modified to exclude from Debt Service (i) any additional interest paid as a result of the Adjusted Interest Rate being in effect, and (ii) the payment of the fee payable in connection with obtaining the consent necessary for the Supplemental Indenture.

•       The optional redemption provisions of the Indenture have been modified to generally provide that OHI Financing may, at its option, on any date that is on or after January 30, 2011, redeem the Trust Preferred issue in whole or in part at a redemption price equal to one hundred percent (100%) of the principal amount, plus any accrued and unpaid interest. Previously, redemption of the issue was permitted only on interest coupon payment dates on or after January 30, 2011.

•       Provisions were added to the Indenture permitting “legal defeasance” and “covenant defeasance”, subject to certain terms and conditions, including the posting of cash or certain government obligations in an amount sufficient to pay and discharge the payment obligations of the securities to the stated maturity or the redemption date, as the case may be. For purposes of these legal defeasance and covenant defeasance provisions, the interest rate at which the securities shall bear interest shall be a fixed rate equal to 8.61% per annum.

•       For the Supplemental Indenture to become effective, OHI Financing must on of before September 30, 2007 establish a $5,000 reserve fund for the benefit of the holders of the trust preferred securities by posting a letter of credit or cash with the trustee under the Supplemental Indenture. If the Adjusted Interest Rate is in effect for the four consecutive coupon payments ending July 30, 2009, this reserve fund must be increased by $2,500. Under certain events of default, this reserve fund may be drawn by the trustee and used in respect of the trust preferred obligations. The Supplemental Indenture also provides for the release of the reserve fund upon the earlier of compliance with the applicable interest coverage ratio resulting in OHI Financing paying interest at the regular interest rate rather than the Adjusted Interest Rate, or redemption or defeasance of the notes in accordance with the terms of the Supplemental Indenture. This reserve fund has been established in accordance with the terms of the Supplemental Indenture.

On September 20, 2005, the Company issued $30,000 of trust preferred securities which mature on September 30, 2035 and are callable, in whole or in part, at par plus accrued interest on or after September 30, 2010. For the first ten years, the securities have a fixed interest rate of 8.52% per annum. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 380 basis points per annum, resetting quarterly. The securities are treated as debt obligations for financial statement purposes. The Company used proceeds from the sale of these securities to fund land purchases and residential construction. The obligations relating to the trust preferred securities are subordinated to the Revolving Credit Facility.

Employee Retirement Plan

On December 1, 2005, the Company adopted an unfunded, non-qualified target defined benefit retirement plan, effective as of September 1, 2005, which covers a group of management employees of the Company. The Company owns life insurance policies on all participants in the Supplemental Executive Retirement Plan (“SERP”). This SERP, which was amended on March 13, 2006, is intended to provide the participants with an annual supplemental retirement benefit based upon their years of service with the Company and highest average compensation for five consecutive years. The annual supplemental benefit for each participant will be adjusted based on the actual performance of the SERP compared to the target. The benefit is payable for life with a minimum of 10 years guaranteed. In order to qualify for normal retirement benefits, a participant must attain age 65 with at least five years of participation in the SERP. Early retirement will be permitted beginning at age 55, after 5 years of participation in the SERP. Early retirement benefits will be adjusted actuarially to reflect the early retirement date.

If a participant terminates employment with the Company prior to attaining his or her normal retirement age, other than by reason of early retirement, death or disability, the participant generally will forfeit all benefits under the SERP.

The Company can amend or terminate the SERP at any time. However, no amendment or termination will affect the participants’ accrued benefits as determined in accordance with the SERP or delay any payments to a participant beyond the time that such amount would otherwise be payable without regard to the amendment.

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

Share Repurchase Program

In September 2005, the Board of Directors authorized the repurchase of up to one million shares of the Company’s common stock. The repurchases, which represent up to 5% of the Company’s 18.5 million shares of common stock currently outstanding, may be made from time to time through open market purchases or privately negotiated transactions at the Company’s discretion and in accordance with the rules of the Securities and Exchange Commission. Effective June 30, 2007 and pursuant to the terms and conditions of the Fourth Amendment, the Company is no longer permitted to repurchase shares of common stock.

The Company did not repurchase any of its common stock during the year ended June 30, 2007. During the year ended June 30, 2006, the Company repurchased 214,539 shares of its common stock for a total purchase price of $3,984.

Cash Flow Statement

Net cash used in operating activities for the year ended June 30, 2007 was $38,673, compared to net cash used in operating activities for the year ended June 30, 2006 of $166,237. The decrease was primarily attributable to decreases in cash used for real estate held for development and sale offset by increases in cash used for accounts payable and other liabilities. The reduction in charges related to real estate held for development and sale is primarily in response to the overall market conditions. Net cash used in investing activities for the year ended June 30, 2007 was $339, compared to $1,199 for the year ended June 30, 2006. This decrease was related to the purchase of property and equipment. Net cash provided by financing activities for the year ended June 30, 2007 was $43,039, compared to $120,824 for the year ended June 30, 2006. The decrease in net cash provided by financing activities in the current year is primarily attributable to borrowings in fiscal 2006, related to the trust preferred securities that were issued during that year. The Company did not borrow additional funds due to the reduction in cash used in operating activities as noted above.

Lot Positions

As of June 30, 2007, the Company owned or controlled 10,503 building lots. Included in the aforementioned lots, the Company had contracted to purchase, or has under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $163,850 that are expected to yield approximately 2,654 building lots.

Undeveloped Land Acquisitions

In recent years, the process of acquiring desirable undeveloped land is extremely competitive, particularly in the northern region, mostly due to the lack of available parcels suitable for development. In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land by forfeiture of its deposit under the agreement. As of June 30, 2007, all but one of the Company’s agreements to purchase undeveloped land was structured in this manner. For the year ended June 30, 2007, the Company forfeited $8,056 of land deposits and expensed an additional $11,608 of pre-acquisition costs related to the write-off of purchase agreements. Included in the balance sheet captions “Inventory not owned—Variable Interest Entities” and “Land deposits and costs of future development,” at June 30, 2007 the Company had $11,977 invested in 21 parcels of undeveloped land, of which $8,749 is cash deposits, a portion of which is non-refundable. At June 30, 2007, overall undeveloped parcels of land under contract had an aggregate purchase price of approximately $114,212 and were expected to yield approximately 2,184 building lots.

The Company attempts to further mitigate the risks involved in acquiring undeveloped land by structuring its undeveloped land acquisitions so that the deposits required under the agreements coincide with certain benchmarks in the governmental approval process, thereby limiting the amount at risk. This process allows the Company to periodically review the approval process and make a decision on the viability of developing the parcel to be acquired based upon expected profitability. In some circumstances the Company may be required to make deposits solely due to the passage of time. This structure still provides the Company an opportunity to periodically review the viability of developing the parcel of land. In addition, the Company primarily structures its agreements to purchase undeveloped land to be contingent upon obtaining all governmental approvals necessary for construction. Under most agreements, the Company secures the responsibility for obtaining the required governmental approvals as the Company believes that it has significant expertise in this area. The Company intends to complete the acquisition of undeveloped land only after all governmental approvals are in place. In certain rare circumstances, however, when all extensions have been exhausted, the Company must make a decision on whether to proceed with the purchase even though all governmental approvals have not yet been received. In these circumstances, the Company performs reasonable due diligence to ascertain the likelihood that the necessary governmental approvals will be granted.

Improved Lot Acquisitions

The process of acquiring improved building lots from developers is extremely competitive. The Company competes with many national homebuilders to acquire improved building lots, some of which have greater financial resources than the Company. The acquisition of improved lots is usually less risky than the acquisition of undeveloped land as the contingencies and risks involved in the land development process are borne by the developer rather than the Company. In addition, governmental approvals are generally in place when the improved building lots are acquired.

At June 30, 2007, the Company had contracted to purchase or had under option approximately 470 improved building lots for an aggregate purchase price of approximately $49,638. At June 30, 2007, the Company had $1,952 invested in these improved building lots, of which $1,901 is deposits. There were $124 in deposits forfeited during the year ended June 30, 2007 with respect to improved building lots.

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

Off-Balance Sheet Arrangements, Contractual Obligations and Commitments

Certain off-balance sheet arrangements, contractual obligations and commitments are disclosed in various sections of the Consolidated Financial Statements, Notes to Consolidated Financial Statements and below. Some typical off-balance sheet arrangements affecting the Company and commonly affecting homebuilders in general, include:

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

Cost Sharing Arrangements and Unconsolidated Real Estate

Joint Ventures—Capital Contribution Requirements.   The Company has developed and owned communities through joint ventures, accounted for using the equity method, with other parties in the past. However, at the present time joint venture activities do not constitute a material portion of the Company’s operations. In addition, the Company has partnered with other homebuilders and developers, under cost sharing agreements, to acquire land and/or to develop or improve common off-site facilities, such as sewer treatment plants, that will benefit both parties. Most of these agreements are established as cost sharing agreements whereby the homebuilders and developers share in the cost of acquiring the parcel or improving the off-site facility. The Company currently does not have any material unfunded commitments or capital contribution requirements with respect to joint ventures or cost sharing arrangements.

Debt and Debt Service Guarantees.   At June 30, 2007, the Company had mortgage and other note obligations, subordinated notes, and other notes payable on the balance sheet totaling $574,910. The Company currently does not have any off-balance sheet debt service guarantees.

Surety Bonds and Standby Letters of Credit.   As of June 30, 2007, the Company had $116,812 in surety bonds and $29,483 in outstanding standby letters of credit in favor of local municipalities or financial institutions to guarantee the construction of real property improvements or financial obligations. The $116,812 in surety bonds guarantee the construction of public improvements and infrastructure such as sewer, streets, traffic signals, grading, and wildlife preservations in connection with the various communities the Company is developing. Surety bonds are commonly required by public agencies from homebuilders and other real estate developers. The surety bonds and standby letters of credit are renewable and expire upon completion of the required improvements. Standby letters of credit are a form of credit enhancement that is commonly required in real estate development to secure the construction of public improvements. In the past three fiscal years, no surety bonds or standby letters of credit have been drawn on for use to satisfy the Company’s obligations to perform under the agreements with the public agencies.

Executed Contracts for Site Work and Construction Activity.   The Company has entered into site work and construction contracts with various suppliers and contractors. These contracts are for construction and development activity in the numerous communities the Company has under development, and are originated in the normal course of business. The site work contracts generally require specific performance by the contractor to prepare the land for construction and are written on a community-by-community basis. For larger communities, site work contracts are awarded in phases in order to limit any long-term commitment by the Company or its contractors. Generally, site work contracts are completed in less than one year. The Company acts as a general contractor and contracts with various subcontractors at specified prices for construction of the homes it sells. Subcontractors generally work on a piece meal basis and are not awarded contracts for a specified number of homes. These commitments are typically funded by the Company’s Revolving Credit Facility and cash from operations.

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

Based on the provisions of FIN 46-R, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant deposit that is not unconditionally refundable, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created, the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46-R. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIEs inventory will be reported as “Inventory not owned—Variable Interest Entities.”

At June 30, 2007, the Company consolidated ten VIEs as a result of its options to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these ten VIEs totaling $5,264 and incurred additional pre-acquisition costs totaling $3,088. The Company’s deposits and any costs incurred prior to acquisition of the land or lots represent the Company’s maximum exposure to loss. The fair value of the VIEs inventory is reported as “Inventory not owned—Variable Interest Entities.” The Company recorded $47,214 in Inventory Not Owned—Variable Interest Entities as of June 30, 2007. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $38,914 at June 30, 2007, was reported on the balance sheet as “Obligations related to inventory not owned—Variable Interest Entities.” Creditors, if any, of these VIEs have no recourse against the Company.

The Company will continue to secure land and lots using options. Including the deposits and other costs capitalized in connection with the VIEs discussed in the prior paragraph, the Company had total costs incurred to acquire land and lots at June 30, 2007 of approximately $13,929, including $10,650 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $163,850. The maximum exposure to loss is limited to the deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

Summary of Outstanding Obligations

The following table summarizes the Company’s outstanding obligations as of June 30, 2007 and the effect such obligations are expected to have on its liquidity and cash flow in future periods. For mortgage and other note obligations, payments due by period are shown based on the expiration date of the loan.

		Payments due during fiscal year ending June 30,
	Total	2008	2009	2010	2011	2012	Payments due thereafter
Obligations:
Mortgage and other note obligations	$574,910	$248	$22,362	$447,300	$—	$—	$105,000
Operating leases	4,746	1,755	1,282	602	472	359	276
Affordable housing contributions	350	175	100	75		—	—
Total obligations	$580,006	$2,178	$23,744	$447,977	$472	$359	$105,276

The above table does not include certain obligations incurred in the ordinary course of business, such as trade payables.

The above table also does not include any amounts needed to acquire lots or land under option or cancelable purchase contracts because these arrangements are completed only at the Company’s discretion, subject only to loss of option or deposit amounts and costs capitalized to date. Therefore, these option and cancelable purchase contracts do not represent binding enforceable purchase obligations. As of June 30, 2007, the Company had contracted to purchase, or had under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $163,850 that are expected to yield approximately 2,654 lots.

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

Estimates.   Impairment charges to reduce the Company’s real estate inventories to net realizable value and goodwill balances are recorded using several factors including management’s plans for future operations, recent operating results and projected cash flows, which include assumptions related to expected future demand and market conditions. The adequacy of the Company’s impairment charges could be materially affected by changes in market conditions.

Estimates for construction costs for homes closed are recorded in the period when the related home is closed. These estimates are based on detailed budgets for each home and community and historical experience and trends. If actual costs change, significant variances may be encountered.

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

Revenue Recognition.   The Company primarily derives its total earned revenues from the sale of residential property. The Company recognizes residential revenue when title is conveyed to the homebuyer at the time of closing. The Company also sells developed and undeveloped land in bulk and under option agreements. Revenues from sales of land and other real estate are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied. During fiscal 2007, 2006 and 2005, all sales transactions met the criteria for, and were accounted for, utilizing the full accrual method.

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

Real estate is stated at the lower of cost or estimated fair value using the methodology described as follows. A write-down to estimated fair value is recorded when the Company determines that the net book value exceeds the estimated selling prices less cost to sell. These evaluations are made on a property-by-property basis. When the Company determines that the net book value of an asset may not be recoverable based upon the estimated undiscounted cash flow, an impairment write-down is recorded. Values from comparable property sales will also be considered. The evaluation of future cash flows and fair value of individual properties requires significant judgment and assumptions, including estimates of market value, development absorption, and remaining development costs. Significant adverse changes in circumstances affecting these judgments and assumptions in future periods could cause a significant impairment adjustment to be recorded. See Note 5 of the Notes to the Consolidated Financial Statements for additional disclosure and discussion of impairment of real estate assets.

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

Stock Based Compensation.   Effective July 1, 2002, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Issued to Employees” (“SFAS 123”). The Company selected the prospective method of adoption as permitted by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Effective July 1, 2005 the Company adopted SFAS No. 123-R “Share-Based Payment”, revised (“SFAS 123-R”) which eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). See Note 10 of Notes to Consolidated Financial Statements for additional disclosure and discussion of stock-based compensation.

In December 2004, the FASB revised SFAS 123 through the issuance of SFAS No. 123-R “Share Based Payment”, revised. SFAS 123-R was effective for the Company commencing July 1, 2005. SFAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The fair value based method in SFAS 123-R is similar to the fair-value-based method in SFAS 123 in most respects, subject to certain key differences. As the Company previously adopted the fair value recognition provisions of SFAS 123 prospectively for all stock awards granted, commencing on July 1, 2002, the impact of the modified prospective adoption of SFAS 123-R did not have a significant impact on the financial position or results of operations of the Company. The Company amortizes compensation expense on a straight line basis over the vesting period of each option grant. The Company utilizes the Black-Scholes option pricing model to calculate the compensation expense associated with stock options.

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

The Company applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the fiscal year ending June 30, 2007. The application of SAB 108 did not have a material impact on the Company’s financial statements.

Accounting for defined benefit pensions and other postretirement benefits:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires companies to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize the changes in that funded status in comprehensive income in the year in which the changes occur. In addition, SFAS 158 requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for the adoption of SFAS 158 for publicly traded companies is as of the end of the fiscal years ending after December 15, 2006. The Company adopted SFAS 158 as of June 30, 2007 and its impact is to eliminate the Company’s intangible asset that was recognized in connection with the application of SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), reduce the Company’s other comprehensive income, and increase the Company’s accrued expenses. See Note 10 of Notes to Consolidated Financial Statements for additional disclosure and discussion of the Company’s Supplemental Executive Retirement Plan.

Accounting for income taxes:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a more-likely than not recognition threshold as well as a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48.

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

Fair Value Measurements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 will be effective for the Company’s fiscal year ending June 30, 2009. The Company is currently evaluating this standard and has not yet determined what impact it would have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides an entity with the option to measure many financial instruments and certain other items at fair value. Under the fair value option, an entity will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year ending June 30, 2009. We are currently evaluating this standard and have not yet determined what impact, if any, the fair value option would have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company’s principal market risk exposure continues to be interest rate risk. A majority of the Company’s debt is variable based on LIBOR, and, therefore, affected by changes in market interest rates. Based on current operations, an increase or decrease in interest rates of 100 basis points will result in a corresponding increase or decrease in cost of sales and interest charges incurred by the Company of approximately $4,690 in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered. The Company believes that reasonably possible near-term interest rate changes will not result in a material negative effect on future earnings, fair values or cash flows of the Company. Generally, the Company has been able to recover any increased costs of borrowing through increased selling prices; however, there is no assurance the Company will be able to continue to increase selling prices to cover the effects of any increase in near-term interest rates.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Orleans Homebuilders Inc.:

We have completed integrated audits of Orleans Homebuilders, Inc.’s and its subsidiaries (collectively, the "Company") consolidated financial statements and of its internal control over financial reporting as of June 30, 2007, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Orleans Homebuilder Inc. and its subsidiaries (collectively, the "Company") at June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2007 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
September 13, 2007

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2007	June 30, 2006
Assets:
Cash and cash equivalents	$19,991	$15,964
Restricted cash—due from title company	25,483	25,304
Restricted cash—customer deposits	11,362	9,293
Real estate held for development and sale:
Residential properties completed or under construction	228,146	272,068
Land held for development or sale and improvements	511,872	544,574
Inventory not owned—Variable Interest Entities	47,214	117,073
Property and equipment, at cost, less accumulated depreciation	2,555	3,344
Deferred income taxes	23,480	—
Intangible assets	—	4,329
Goodwill	4,180	20,514
Receivables, deferred charges and other assets	23,559	21,178
Land deposits and costs of future developments	13,102	26,862
Total Assets	$910,944	$1,060,503
Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$30,891	$40,796
Accrued expenses	26,303	73,490
Deferred taxes	—	697
Customer deposits	15,392	16,209
Obligations related to inventory not owned—Variable Interest Entities	38,914	103,636
Mortgage and other note obligations	469,123	422,608
Subordinated notes	105,000	105,000
Other notes payable	787	5,885
Total Liabilities	$686,410	$768,321
Commitments and contingencies (See note 12)
Redeemable common stock	—	240
Shareholders’ Equity:
Common stock, $0.10 par, 23,000 shares authorized, 18,698 shares issued at June 30, 2007 and June 30, 2006	1,870	1,870
Capital in excess of par value—common stock	73,012	72,624
Retained earnings	154,003	221,967
Accumulated other comprehensive loss	(1,862)	—
Treasury stock, at cost (196 and 337 shares held at June 30, 2007 and June 30, 2006, respectively)	(2,489)	(4,519)
Total Shareholders’ Equity	224,534	291,942
Total Liabilities and Shareholders’ Equity	$910,944	$1,060,503

See accompanying notes, which are an integral part of the consolidated financial statements

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the year ended June 30,
	2007	2006	2005
Earned revenues
Residential properties	$647,316	$975,483	$911,004
Land sales	25,170	2,034	474
Other income	10,048	9,676	7,752
Total earned revenues	682,534	987,193	919,230
Costs and expenses
Residential properties	627,687	761,270	727,006
Land sales	26,022	1,685	467
Other	6,579	6,660	4,971
Selling, general and administrative	116,442	114,162	95,701
Impairment of goodwill	16,334	—	—
Interest
Incurred	49,944	39,029	19,075
Less capitalized	(49,944)	(39,029)	(18,973)
Total costs and expenses	793,064	883,777	828,247
(Loss) income from operations before income taxes	(110,530)	103,416	90,983
Income tax (benefit) expense	(43,680)	40,375	35,399
Net (loss) income available for common shareholders	$(66,850)	$63,041	$55,584
Basic earnings per share	$(3.62)	$3.41	$3.09
Diluted earnings per share	$(3.62)	$3.35	$2.96
Common stock dividends declared per share	$0.06	$0.08	$0.04
Basic weighted average shares outstanding	18,458	18,483	17,978
Diluted weighted average shares outstanding	18,458	18,824	18,809

See accompanying notes, which are an integral part of the consolidated financial statements

Orleans Homebuilders, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
(in thousands, except share data)

			Capital
			in Excess
	Common Stock		of Par
	Shares		Value -			Treasury Stock
	Issued and	Par	Common	Retained	Accumulated	Shares
	Outstanding	Amount	Stock	Earnings	OCL	Held	Amount	Total
Balance at June 30, 2004	18,031,463	$ 1,803	$ 68,554	$ 105,564	$ —	576,330	$ (1,016)	174,905
Redeemable common stock sold			179					179
Preferred stock converted to common stock								—
Shares issued upon conversion of a portion of convertible subordinated 7% note	666,668	67	933					1,000
Fair market value of stock options issued			278					278
Issuance of common shares
Stock options, net			71			(202,842)	236	307
Tax benefit of stock option exercises			479					479
Shares issued in connection with the acquisition of PLC			(132)			(75,000)	132	—
Shares awarded under Stock Award Plan			88			(141,778)	250	338
Treasury stock purchase						20,201	(373)	(373)
Dividends paid on common stock				(370)				(370)
Dividends declared on common stock				(371)				(371)
Net income				55,584				55,584
Balance at June 30, 2005	18,698,131	1,870	70,450	160,407	—	176,911	(771)	231,956
Shares issued upon conversion of a portion of convertible subordinated 7% note
Fair market value of stock options issued			195					195
Redeemable common stock sold			649					649
Stock options, net			(115)			(40,000)	174	59
Tax benefit of stock option exercises			955					955
Treasury stock purchase						214,539	(3,984)	(3,984)
Shares awarded under Stock Award Plan			490			(14,126)	62	552
Dividends paid on common stock				(1,114)				(1,114)
Dividends declared on common stock				(367)				(367)
Net income				63,041				63,041
Balance at June 30, 2006	18,698,131	1,870	72,624	221,967	—	337,324	(4,519)	291,942
Fair market value of stock options issued			1,802					1,802
Redeemable common stock sold/expired			240					240
Stock options, net			(2,955)			(221,460)	2,979	24
Tax benefit of stock option exercises			1,068			80,626	(949)	119
Shares awarded under Stock Award Plan			233					233
Dividends paid on common stock				(1,114)				(1,114)
Accumulated other comprehensive loss:
Adjustment to initially apply SFAS 158, net of tax					(1,862)			(1,862)
Net income/(loss)				(66,850)				(66,850)
Balance at June 30, 2007	18,698,131	$ 1,870	$ 73,012	$ 154,003	$ (1,862)	196,490	$ (2,489)	$ 224,534

See accompanying notes, which are an integral part of the consolidated financial statements

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(66,850)	$63,041	$55,584
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,128	1,281	1,520
Write-off of real estate held for development or sale	76,520	—	—
Write-off of land deposits and costs of furture development	19,664	—	—
Write-off of goodwill	16,334	—	—
Amortization of note discount	6	68	136
Deferred taxes	(23,161)	3,499	(349)
Stock based compensation expense	2,161	594	384
Changes in operating assets and liabilities net of effects from acquisitions:
Restricted cash—due from title company	(179)	3,481	(28,785)
Restricted cash—customer deposits	(2,069)	10,807	1,968
Real estate held for development and sale	504	(227,497)	(150,647)
Receivables, deferred charges and other assets	(2,381)	(2,646)	(7,661)
Land deposits and costs of future developments	2,833	(4,224)	(3,638)
Accounts payable and other liabilities	(62,366)	(3,112)	19,966
Customer deposits	(817)	(11,529)	(3,448)
Net cash used in operating activities	(38,673)	(166,237)	(114,970)
Cash flows from investing activities:
Purchases of property and equipment	(339)	(1,199)	(1,175)
Acquisitions, net of cash acquired	—	—	(57,079)
Net cash used in investing activities	(339)	(1,199)	(58,254)
Cash flows from financing activities:
Borrowings from loans secured by real estate assets	128,000	210,962	647,585
Repayments of loans secured by real estate assets	(81,485)	(187,384)	(448,046)
Borrowings from unsecured credit line	—	105,000	135,948
Repayments of unsecured credit line	—	—	(135,948)
Borrowings from other note obligations	—	—	5,179
Repayment of other note obligations	(2,504)	(3,583)	(2,193)
Purchase of treasury stock	(949)	(3,984)	(373)
Proceeds from stock award plan	—	284	268
Excess tax benefit from exercise of stock options	1,068	955	479
Proceeds from stock options exercised	23	59	309
Common stock dividend paid	(1,114)	(1,485)	(370)
Net cash provided by financing activities	43,039	120,824	202,838
Net (decrease) increase in cash and cash equivalents	$4,027	$(46,612)	$29,614
Cash and cash equivalents at beginning of period	15,964	62,576	32,962
Cash and cash equivalents at end of period	$19,991	$15,964	$62,576
Supplemental disclosure of cash flow activities:
Interest paid, net of amounts capitalized	$—	$—	$102
Income taxes paid	$8,768	$47,229	$32,238

See accompanying notes, which are an integral part of the consolidated financial statements

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar and share amounts are in thousands, except per share data or as otherwise noted)

Note 1.   Summary of Significant Accounting Policies

During the fiscal year ended June 30, 2007, Orleans Homebuilders, Inc. and its subsidiaries (the “Company” or “OHB”) engaged in residential real estate development in Southeastern Pennsylvania; central New Jersey;  southern New Jersey; Orange County, New York; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Orlando, Palm Coast, and Palm Bay, Florida; Chicago, Illinois and Phoenix, Arizona. A summary of the significant accounting principles and practices used in the preparation of the consolidated financial statements is as follows:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes, Inc. (“Masterpiece Homes”). On July 28, 2004, the Company acquired all of the issued and outstanding limited partnership interests of Realen Homes, L.P. (“Realen Homes”). Unless otherwise indicated, the term the “Company” includes the accounts of Masterpiece Homes and Realen Homes. Masterpiece is engaged in residential real estate development in central Florida while Realen Homes was engaged in residential real estate development in Southeastern Pennsylvania and Chicago. The Consolidated Statements of Operations and the Consolidated Statements of Cash Flows include the accounts of Masterpiece Homes from the July 28, 2003 acquisition date. The Consolidated Statements of Operations and the Consolidated Statements of Cash Flows include the accounts of Realen Homes from the July 28, 2004 acquisition. In addition, certain joint ventures and business arrangements are consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46-R “Consolidation of Variable Interest Entities (revised December 2003), an Interpretation of ARB No. 51” (“FIN 46-R”). See recent accounting pronouncements section of this Note 1 and Note 5 for additional discussion of FIN 46-R. All material intercompany transactions and accounts have been eliminated.

Earned revenues from real estate transactions

The Company recognizes revenues from sales of residential properties at the time of closing. The Company also sells developed and undeveloped land in bulk and under option agreements. Revenues from sales of land and other real estate are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied. During the three years ended June 30, 2007, 2006, and 2005, all sales transactions met the criteria for and were accounted for utilizing the full accrual method.

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

Interest costs included in costs and expenses of residential properties and land sold for fiscal years 2007, 2006 and 2005 were $18,311, $15,160, and $13,210, respectively.

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

Intangible assets that have finite useful lives will be amortized over their useful lives. As of June 30, 2007, the Company has no intangible assets that have finite useful lives. SFAS No. 142 requires an annual assessment of goodwill and non-amortizable intangible assets to determine potential impairment of such asset. The initial assessment was completed upon adoption and periodically through June 30, 2007. See Note 4 for additional disclosure and discussions of goodwill impairment charges.

Advertising costs

The total amount of advertising costs charged to selling, general and administrative expense was $11,510, $10,797 and $9,058 for fiscal years 2007, 2006, and 2005, respectively.  The Company’s advertising costs are expensed as incurred.

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

Leases

The Company’s leasing arrangements as lessee include the leasing of certain office space and equipment. These leases have been classified as operating leases. Rent expense was approximately $2,342, $1,981 and $1,575 for the three years ended June 30, 2007, 2006 and 2005, respectively. The Company has the following operating lease commitments:

	Payments due during fiscal year ended June 30,					Payments due
Total	2008	2009	2010	2011	2012	thereafter
(in thousands)
$4,746	$1,755	$1,282	$602	$472	$359	$276

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) revised SFAS No. 123 through the issuance of SFAS No. 123-R “Share-Based Payment”, revised (“SFAS 123-R”). SFAS 123-R was effective for the Company commencing July 1, 2005. SFAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair value based method in SFAS 123-R is similar to the fair-value-based method in SFAS No. 123 in most respects, subject to certain key differences. As the Company previously adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock awards granted, commencing on July 1, 2002 as provided under SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, the impact of the modified prospective adoption of SFAS 123-R did not have a significant impact on the financial position or results of operations of the Company. See Note 10 for additional disclosure and discussion of stock-based compensation.

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

Disclosures about fair value of financial instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the Company to disclose the estimated fair market value of its financial instruments. The Company believes that the carrying value of its financial instruments (primarily mortgage notes payable) approximates fair market value and that any differences are not significant. This assessment is based on a majority of the Company’s debt obligations, as discussed in Note 7, being based on the LIBOR rate of interest, which is a variable market rate.

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

Non-cash activity

During fiscal 2005, the Company converted $1,000 of its Convertible Subordinated 7% Notes, issued to Jeffrey P. Orleans, Chairman and CEO of the Company, into Orleans Homebuilders, Inc. common stock at $1.50 per share. The Convertible Subordinated 7% Note was included in the Notes payable—related parties category of the balance sheet. With notice given prior to the principal payment due dates, Mr. Orleans converted each of the annual installments into shares of the Company’s common stock. As of June 30, 2005, the entire balance of the Convertible Subordinated 7% Note had been converted.

In April 2005, Michael T. Vesey, President and Chief Operating Officer of the Company, surrendered 7 shares of the Company’s common stock, with a fair market value of $18.51 per share, in exchange for the exercise of stock options totaling 70 shares of common stock. The fair market value of the stock surrendered was determined by the closing market price for the stock on the American Stock Exchange at the date of exercise.

In September 2006, Mr. Vesey surrendered 26 shares of the Company’s common stock, with a fair market value of $11.73 per share, in exchange for the exercise of stock options totaling 200 shares of common stock.  The fair market value of the stock surrendered was determined by the closing market price for the stock on the American Stock Exchange at the date of exercise.

In November 2006, Joseph P. Santangelo, former Chief Financial Officer of the Company, surrendered 3 shares of the Company’s common stock, with a fair market value of $12.02 per share, in exchange for the exercise of stock options totaling 30 shares of common stock.  The fair market value of the stock surrendered was determined by the closing market price for the stock on the American Stock Exchange at the date of exercise.

In conjunction with the adoption of SFAS 158, the intangible asset related to the Company’s Supplemental Executive Retirement Plan (“SERP”) was eliminated. See Note 10 for additional disclosure and discussion of the SERP.

Non-cash assets acquired and liabilities assumed as a result of the Realen Homes acquisition were approximately $158,964 and $101,885, respectively.

Non-cash assets acquired and liabilities assumed as a result of the Masterpiece Homes acquisition were approximately $17,269 and $15,119, respectively.

Supplemental Cash Flow Disclosure

On July 28, 2004, the Company acquired Realen Homes. The following is a summary of the effects of this transaction on the Company’s consolidated financial position:

July 28, 2004
(in thousands)
Assets acquired:
Cash	$(3,174)
Restricted cash—customer deposits	(4,273)
Real estate held for development and sale	(136,832)
Property and equipment, at cost, less accumulated depreciation	(166)
Intangible assets, net of amortization	(13,827)
Receivables, deferred charges and other assets	(1,788)
Land deposits and costs of future development	(2,078)
Total assets acquired	(162,138)
Liabilities assumed:
Accounts payable	10,771
Accrued expenses	8,529
Customer deposits	8,566
Mortgage and other note obligations primarily secured by real estate held for development and sale	70,282
Other notes payable	3,737
Total liabilities assumed	101,885
Cash paid	(53,348)
Note payable	(5,000)
Warranty holdback	(1,500)
Professional fees paid	(405)
Less cash acquired	3,174
Net cash outflow for Realen Homes acquisition	$(57,079)

Comprehensive income

The FASB issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”) which requires the reporting of certain items reported as changes in the shareholders’ equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The primary components of comprehensive income are net income, foreign currency translations, minimum pension liability adjustments, the change in value of certain investments in marketable securities classified as available-for-sale, and the mark-to-market on the effective portion of hedge instruments. During fiscal 2007 and as noted below, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). In accordance with the provisions of SFAS 158, the Company recorded an adjustment to comprehensive income related to minimum pension liability. See Note 10 below for further discussion of the impact of SFAS 158 on comprehensive income. Since the Company had no such material items for fiscal 2006 and 2005, comprehensive income and net income are the same for those periods.

	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
Ending balance at June 30, 2005	$—	$—
Ending balance at June 30, 2006	—	—
Fiscal 2007 change	(1,862)	(1,862)
Ending balance at June 30, 2007	$(1,862)	$(1,862)

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

The Company applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the fiscal year ending June 30, 2007. The application of SAB 108 did not have a material impact on the Company’s financial statements.

Accounting for defined benefit pensions and other postretirement benefits:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires companies to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize the changes in that funded status in comprehensive income in the year in which the changes occur. In addition, SFAS 158 requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for the adoption of SFAS 158 for publicly traded companies is as of the end of the fiscal years ending after December 15, 2006. The Company adopted SFAS 158 as of June 30, 2007 and its impact is to eliminate the Company’s intangible asset that was recognized in connection with the application of SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS 87”), reduce the Company’s other comprehensive income, and increase the Company’s accrued expenses.

Accounting for income taxes:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a more-likely than not recognition threshold as well as a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48.

Fair Value Measurements:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 will be effective for the Company’s fiscal year ending June 30, 2009. The Company is currently evaluating this standard and has not yet determined what impact it would have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides an entity with the option to measure many financial instruments and certain other items at fair value. Under the fair value option, an entity will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year ending June 30, 2009. We are currently evaluating this standard and have not yet determined what impact, if any, the fair value option would have on our consolidated financial statements.

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

The Company paid $29,300 in cash, to acquire the Assets. The Company also assumed certain liabilities of Peachtree Residential Properties, less $200 to be retained by the Company and applied towards the administration of certain home warranty claims.

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

In accordance with the Purchase Agreement, the consideration paid by the Company consisted of: (i) $53,348 in cash delivered at closing, (ii) a promissory note of the Company in the aggregate principal amount of $5,000, payable over a period of up to two years, with an interest rate of 3% per year and (iii) a warranty holdback of $1,500 retained by the Company to be applied toward the administration of any warranty claims made against Realen Homes in excess of certain predetermined amounts. The purchase price was determined based on Realen Homes’ book value at June 30, 2004, its management personnel, its profitability, its backlog and its land position. The warranty holdback was settled during the second quarter of fiscal year 2007.

The Company evaluated the $5,000 3% note in accordance with Accounting Principles Board Opinion No. 21, “Interest on Receivables and Payables” (“APB 21”) and determined that it was a below market rate note. In accordance with APB 21, the Company estimated, based on current market conditions that the Company would likely have been able to obtain similar fixed-rate financing from a third party at approximately 150 basis points higher than the note actually assumed. The Company imputed interest on the note at 4.5% and reduced the carrying value of the note from $5,000 to $4,863. The discount of $137 was recorded as interest expense over the life of the note. The Company recorded the remaining $6 of the discount to interest expense during the current fiscal year. The $5,000 note was settled during the second quarter of fiscal year 2007. The settlement included a $2,400 cash payment by the Company to the holders of the note. In exchange, the Company relieved any obligation related to warranty costs in excess of the warranty holdback provision in the Purchase Agreement.

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

The Company accounted for the acquisition as a purchase in accordance with SFAS No. 141, “Business Combinations.” The purchase price was allocated to goodwill for $13,327, which is defined as the fair value of assets and liabilities acquired in excess of the purchase price, and to intangible assets for $500. During the year ended June 30, 2007, the Company recorded an impairment charge of $13,327 on the goodwill. See Note 4 for additional discussion related to the impairment of goodwill. The intangible assets represented the intangible value of the backlog acquired from Realen Homes. The intangible value of the backlog was amortized into cost of sales as the acquired backlog was delivered. The Company amortized the remaining $6 of the intangible value of the backlog acquired from Realen Homes during the three months ended September 30, 2005.

If the Realen Homes acquisition occurred as of the beginning of the annual periods presented below the pro forma information for the Company would have been as follows:

2005
Earned revenues	$924,656
Income from operations before income taxes	90,329
Net income.	54,649
Earnings per share:
Basic	$3.04
Diluted.	$2.91

Masterpiece Homes Acquisition

On July 28, 2003, the Company acquired all of the issued and outstanding shares of Masterpiece Homes and entered into an employment agreement with the president of Masterpiece Homes. Masterpiece Homes is an established homebuilder located in Orange City, Florida. The terms of the stock purchase agreement and employment agreement are as follows: (i) $3,900 in cash, at closing; and (ii) $2,130 payable January 1, 2005 (the “Contingent Stock Payment”), unless prior to that date the president is terminated for cause or terminates his employment without good reason, as defined in the employment agreement; (iii) sale of 30 shares of the Company’s common stock at $8 per share with a put option at the same price, (iv) stock options to purchase 45 shares of the Company’s common stock at $10.64 per share vesting equally on December 31, 2004, 2005 and 2006; and (v) contingent payments representing 25% of the pre-tax profits of Masterpiece Homes for the calendar years ended December 31, 2004, 2005 and 2006. The Company also incurred approximately $405 in acquisition costs to complete this transaction. The aforementioned costs are considered part of the purchase price of Masterpiece Homes, except for the following items that are considered part of, and contingent upon, the employment agreement: (a) $710 of the $2,130 paid January 10, 2005; (b) stock options to purchase 45 shares of the Company’s common stock at $10.64 per share; and (c) contingent payments representing 25% of the pre-tax profits of Masterpiece Homes for the calendar years ended December 31, 2004, 2005 and 2006.

The Company accounted for these transactions in accordance with SFAS No. 141, “Business Combinations”, whereby approximately $5,700 was considered to be part of the purchase price of the business and the remainder part of employee compensation. That portion related to employee compensation will be charged to expense over the period to which it relates. With respect to the amounts allocated to the purchase, such amounts were allocated to the fair value of assets and liabilities acquired with the excess of approximately $3,007 allocated to goodwill. During the three and nine months ended March 31, 2007, the Company recorded an impairment charge of $3,007 on the goodwill. See Note 4 for additional discussion related to the impairment of goodwill.

From July 28, 2003 through June 30, 2007, the Company recorded $338 in pretax compensation expense associated with the stock options granted pursuant to the employment agreement with the president of Masterpiece Homes, recognized $3,177 in contingent payments representing 25% of the pre-tax profits of Masterpiece Homes, and paid the Contingent Stock Payment of $2,130 on January 1, 2005 as required under the terms of the acquisition agreement. See Note 8 below for additional discussion relating to the Company’s employment agreement with the president of Masterpiece Homes.

Parker & Lancaster Acquisition

On October 13, 2000, the Company acquired all of the issued and outstanding shares of Parker & Lancaster Corporation (“PLC”). At June 30, 2007 and 2006, the Company had $4,180 of goodwill included in the balance sheet as a result of the acquisition. In connection with the acquisition, the Company issued 300 shares of common stock of the Company to the former shareholders of Parker and Lancaster

Corporation. The former shareholders of Parker and Lancaster Corporation had the right to cause the Company to repurchase the common stock approximately five years after the closing of the acquisition at a price of $3.33 per share. The redemption feature of these shares expired during the quarter ended December 31, 2005. See Note 8 for further discussion.

Note 3.   Certain Transactions with Related Parties

Mr. Goldman and Mr. Orleans each own a 31% equity interest in a limited partnership that has a consulting agreement with a third party real estate title insurance company (the “Title Company”). The Company purchases real estate title insurance and related closing services from the Title Company for various parcels of land acquired by the Company. The Company paid the Title Company approximately $27, $134 and $800 for the fiscal years 2007, 2006 and 2005, respectively. These costs are considered to approximate fair value for services provided. In addition, the Company’s homebuyers may elect to utilize the Title Company for the purchase of real estate title insurance and real estate closing services but, the homebuyers are under no obligation to do so.

Under the terms of the consulting agreement, which terminated in July 2005, the limited partnership providing the consulting services was entitled to receive 50% of the pretax profits attributable to certain operations of the Title Company, subject to certain adjustments. In addition, the limited partnership and the principals of the limited partnership, including Mr. Goldman and Mr. Orleans, have agreed not to engage in the real estate title insurance business or the real estate closing business during the term of the consulting agreement.

During fiscal 2003 the Company entered into two separate ten year leases for the rental of office space with a company that is controlled by Mr. Orleans. The Company took possession of the leased premises in May 2004 at which time the lease term began. The annual rental for the leased office space is $112 and escalates to $128 after the fifth year of the lease. The Company is also responsible to pay its pro rata share of common area maintenance costs. These costs are considered to approximate fair value for services provided.

The Company places a majority of its corporate insurance through A.P. Orleans Insurance Agency, Inc., of which Mr. Orleans is the sole stockholder. The Company also uses A.P. Orleans Insurance Agency, Inc. to purchase surety bonds that the Company is required to maintain with various municipalities as part of its ongoing operations as a developer on specific projects in those municipalities. The Company paid premiums and fees associated with insurance policies and surety bonds provided by the entity controlled by Mr. Orleans of $2,013, $2,109, and $3,207 during fiscal years 2007, 2006, and 2005, respectively. These costs are considered to approximate fair value for services provided.

The Company leases office space and obtains real estate title insurance for various parcels of land acquired by the Company from companies controlled by Mr. Russell Parker, the president of the Company’s subsidiary, PLC. The annual rental for the office space leased from an entity partially owned by Mr. Parker is approximately $129 and is considered to approximate a fair market value rental. The Company paid real estate title insurance premiums to an entity formerly controlled by Mr. Parker, of approximately $20, $173, and $56 for fiscal years 2007, 2006 and 2005, respectively. These costs are considered to approximate fair value for services provided. In December 2005, the Company purchased a majority interest in this real estate title insurance company.

Real estate title insurance paid by the Company is capitalized as a cost of acquiring the specific parcel in accordance with the Company’s real estate capitalization and cost allocation policies and is subsequently expensed as part of cost of sales upon consummation of sales to the third party homebuyers. See Note 1 for a discussion of these policies.

In November 2006, the Company entered into an agreement of sale to purchase 23 townhouse lots from Mr. Parker. The purchase price is calculated at 20% of the net sales price, less lot improvement costs, and is payable on a per lot basis at the time of conveyance of a completed home on the improved lot to a third party purchaser. The total purchase price of the townhouse lots is $874 and is considered to approximate fair value of the land.

Note 4.   Impairment of Goodwill

During the year ended June 30, 2007, the Company performed impairment related to the goodwill that arose from the Realen Homes and Masterpiece Homes acquisitions.

The assessments were performed in accordance with SFAS No. 142 due to decreased current and expected future absorption rates and declining margins as a result of the deteriorating market conditions in the regions in which Realen Homes and Masterpiece Homes operate. Fair value of the acquisitions was determined using a discounted cash flow model based on absorption rates and margins reflective of slowing demand, as well as anticipated future demand. Discount rates were based on the Company’s weighted average cost of capital adjusted for business risks. Those amounts are based on managements’s best estimate of future results. As a result of the assessment, the Company recorded an impairment charge to reduce goodwill of $16,334 during fiscal 2007, consisting of $13,327 and $3,007 related to the Realen Homes and Masterpiece Homes acquisitions, respectively.

Note 5.   Real Estate Held for Development and Sale

A summary of real estate held for development and sale is as follows:

	As of June 30,
	2007	2006
Condominiums and townhomes	$22,751	$43,342
Single-family homes	205,395	228,726
Land held for development or sale and improvements	511,872	544,574
Inventory not owned	47,214	117,073
Total real estate held for development and sale	$787,232	$933,715

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

Based on the provisions of FIN 46-R, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant deposit that is not unconditionally refundable, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity’s expected theoretical losses if they occur. For each VIE created, the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46-R. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIEs inventory will be reported as “Inventory not owned—Variable Interest Entities.”

At June 30, 2007, the Company consolidated ten VIEs as a result of its options to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these ten VIEs totaling $5,264 and incurred additional pre-acquisition costs totaling $3,088. The Company’s deposits and any costs incurred prior to acquisition of the land or lots represent the Company’s maximum exposure to loss. The fair value of the VIEs inventory is reported as “Inventory not owned—Variable Interest Entities.” The Company recorded $47,214 in Inventory Not Owned—Variable Interest Entities as of June 30, 2007. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $38,914 at June 30, 2007, was reported on the balance sheet as “Obligations related to inventory not owned—Variable Interest Entities.” Creditors, if any, of these VIEs have no recourse against the Company.

At June 30, 2006, the Company consolidated twenty VIEs as a result of its options to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these twenty VIEs totaling $11,531 and incurred additional pre-acquisition costs totaling $3,156. The Company’s deposits and any costs incurred prior to acquisition of the land or lots represent the Company’s maximum exposure to loss. The Company recorded $117,073 in Inventory Not Owned—Variable Interest Entities as of June 30, 2006. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $103,636 at June 30, 2006 was reported on the balance sheet as “Obligations related to inventory not owned—Variable Interest Entities.”

The Company will continue to secure land and lots using options. Including the deposits and other costs capitalized in connection with the VIEs discussed in the prior paragraph, the Company had total costs incurred to acquire land and lots at June 30, 2007 of approximately $13,929, including $10,650 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $163,850. The maximum exposure to loss is limited to the deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

Sold and Unsold Residential Properties

Sales status of residential properties completed or under construction is as follows:

	Balance at June 30,
	2007	2006
	(in thousands)
Under contract for sale	$126,856	$124,073
Unsold	101,290	147,995
Total residential properties completed or under construction	$228,146	$272,068

Impairment

As a result of increased sales incentives offered during fiscal year 2007 and a decrease in anticipated absorption rates at various communities, the Company recognized long-lived asset impairment losses totaling $76,520 during the year ended June 30, 2007. The Company’s northern region recognized an impairment loss of $16,460 during the year ended June 30, 2007, relating to ten communities. The Company’s Florida region recognized an impairment loss of $25,494 during the year ended June 30, 2007, related to seven communities. In addition, the Company’s southern region recognized an impairment loss of $5,780 during the year ended June 30, 2007, primarily relating to eleven communities. Further, the Company’s midwestern region recognized an impairment loss of $15,053, during the year ended June 30, 2007, respectively, relating to five communities, while the Company’s western region recognized a $13,733 impairment loss during the year ended June 30, 2007, relating to lot positions in one community. The incentives noted above were increased in an effort to generate additional new orders in deteriorating market conditions. Included in the above impairment charges was a $5,000 impairment loss relating to model home inventory. This impairment loss relates to 51 model homes in three of the Company’s regions. The long-lived asset impairment losses were the amounts by which the book value of the assets described above exceeded their fair values. The fair value of the assets was determined based on the current estimated sales price, less the estimated costs of construction and selling costs to dispose of the assets. The long-lived asset impairment losses were included in the cost of residential properties on the Consolidated Statements of Operations.

The Company recognized long-lived asset impairment losses totaling $1,877 for the year ended June 30, 2006. The Company’s northern region recognized a $600 impairment loss relating to one undeveloped land parcel obtained in connection with the Realen Homes acquisition and the Company’s Florida region recognized a $1,277 impairment loss relating to several improved building lots in the Palm Coast market of the Florida region. The long-lived asset impairment losses were the amounts by which the book value of the undeveloped land parcel and the improved building lots described above exceeded the fair value of the assets. The fair value of the assets was the estimated sales price less the estimated selling costs to dispose of the assets. The long-lived asset impairment losses were included in the cost of residential properties on the Consolidated Statements of Operations.

As a result of deteriorating market conditions, the Company reviewed its land under option and agreements of sale and other pre-acquisition costs to determine if the anticipated economics of the transactions remained acceptable to the Company given the state of the homebuilding industry.  For those agreements deemed unfavorable, the Company attempted to renegotiate the transaction to more favorable terms.  In those situations where the contract could not be renegotiated on terms the Company believed were favorable to the Company, the option or agreement of sale was written-off, resulting in write-offs of abandoned projects and pre-acquisition costs of $19,664 and $4,512 for the years ended June 30, 2007 and 2006, respectively.

The Company did not have any long-lived asset impairment losses or write-offs of abandoned projects and pre-acquisition costs during the year ended June 30, 2005.

Note 6.   Property and Equipment

Property and equipment consists of the following:

	Balance at June 30,
	2007	2006
	(in thousands)
Property and equipment	$7,978	$7,639
Less: accumulated depreciation	(5,423)	(4,295)
Total property and equipment	$2,555	$3,344

Depreciation expense, included in Other Costs and Expenses on the Company’s Consolidated Statements of Operations, was $1,128, $1,275 and $1,026 during fiscal 2007, 2006 and 2005, respectively.

Note 7.   Debt Obligations

The following table summarizes the components of the Company’s outstanding Debt Obligations:

	Final Maturity Date		Annual Effective Interest	Outstanding Balance at June 30,
	Fiscal Year		Rate	2007	2006
				(in thousands)
Revolving credit facility, mortgage and other notes payable	2009-2010	(1)	variable	$469,123	$422,608
Subordinated notes—September 2005	2036		8.52%	30,000	30,000
Subordinated notes—November 2005	2036		8.61%	75,000	75,000
Subtotal subordinated notes				$105,000	$105,000
Promissory note (Realen acquisition)	2007		4.5%	—	4,994
Property and Equipment	2007-2009		7%-9%	787	891
Subordinated notes payable	2006		4.5%	—	—
Subtotal other notes payable				$787	$5,885

(1)          As discussed below, pursuant to the Fourth Amendment, approximately $447,300 of the $585,000 Revolving Credit Facility has a maturity date of December 20, 2009 and the remaining $137,700 has a maturity date of December 20, 2008.

The maximum balance outstanding under the Revolving Credit Facility, Subordinated notes, construction and inventory loan agreements at any month end during fiscal 2007, 2006 and 2005 was $617,122, $623,606 and $451,302, respectively. The average month end balances of those obligations during fiscal 2007, 2006 and 2005 was $592,534, $523,612 and $365,509, respectively, bearing interest at an approximate average annual rate of 7.74%, 6.85% and 4.90%, respectively.

Revolving Credit Facility

On September 6, 2007 and effective June 30, 2007, the Company entered into an amendment to the Amended and Restated Credit Agreement described below (“Fourth Amendment”). As discussed in detail below, the Fourth Amendment extended the maturity on a portion of the Credit Facility to December 20, 2009 and reduced the total size to $585,000, as well as amended certain covenants. As a result, on September 6, and as of June 30, 2007, the Company was in compliance with the covenants contained in the Amended and Restated Credit Agreement, as amended. However, but for the Fourth Amendment, the Company would have been in violation of certain financial covenants in the Amended and Restated Credit Agreement, notwithstanding the fact that as of September 6, 2007 (the date of the Fourth Amendment), the Company was in compliance with all of its covenants as they existed immediately prior to the Fourth Amendment.

As defined by the Amended and Restated Credit Agreement described below: (a) the Company’s debt service ratio is the ratio of the Company’s adjusted EBITDA to debt service; and (b) the Company’s certain owned land to consolidated adjusted tangible net worth ratio is the ratio of the book value of all land owned by the Company not subject to a qualifying agreement of sale and on which no single-family residential housing facility or individual condominium dwelling has been constructed or is being constructed to its consolidated adjusted tangible net worth. Each component of the debt service ratio, adjusted EBITDA and debt service, is comprised of the trailing twelve month’s activity. The Company’s consolidated tangible net worth is the Company’s net worth, less intangibles, plus the amount of any unfunded liability attributable to the Company’s supplemental executive retirement plan (but only to the extent of any intangible assets attributable to the plan) and the Company’s consolidated adjusted tangible net worth is the Company’s consolidated tangible net worth, plus the lesser of one half of the principal amount of certain subordinated debt and 30% of the Company’s consolidated tangible net worth. At June 30, 2007, the Company’s debt service ratio was 0.47-to-1.00, its tangible net worth was $205,214 and its ratio of certain owned land to consolidated adjusted tangible net worth was 1.81-to-1.00. Absent the Fourth Amendment, these financial measures would have been required to be a minimum of 0:50-to-1.00, a minimum of $205,000 and a maximum of 2.10-to-1.00, respectively, as of June 30, 2007.

As a result of the Fourth Amendment, as of June 30, 2007, the Company had $468,950 outstanding and $73,173 of borrowing capacity under its secured revolving credit facility discussed below, of which $27,320 was available to be drawn based upon the Company’s borrowing base. In addition, approximately $32,877 of letters of credit and other assurances of the availability of funds have been provided under the Revolving Credit Facility, as defined below. A majority of the Company’s debt is variable rate, primarily based on 30-day LIBOR, and therefore, the Company is exposed to market risk in connection with interest rate changes. At June 30, 2007, the 30-day LIBOR rate of interest was 5.32%.

Terms of the Revolving Credit Facility:

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc. as guarantor, entered into a Revolving Credit and Loan Agreement (the “Revolving Credit Agreement”) for a $500,000 Senior Secured Revolving Credit and Letter of Credit Facility with various banks as lenders (as amended and restated and further amended, the “Revolving Credit Facility”). The revolving credit facility was amended on January 24, 2006 via the Amended and Restated Revolving Credit and Loan Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement increased the borrowing limit from $500,000 to $650,000. A subsequent amendment reduced the borrowing limit to $585,000, subject to increase if certain conditions are met. In connection with the Amended Credit Agreement, Orleans Homebuilders, Inc. entered into an amended Guaranty agreement, which was amended on September 6, 2007 by the First Amendment to Guaranty. The Amended and Restated Credit Agreement was amended on November 1, 2006 (the “First Amendment”), February 7, 2007 (the “Second Amendment”), May 8, 2007 (the “Third Amendment”) and September 6, 2007 (the “Fourth Amendment”).

Under and subject to the terms of the Revolving Credit Facility, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for investment in joint ventures, for working capital and for such other appropriate corporate purposes as may be approved by the lenders. Capitalized terms used below and not otherwise defined have the meanings set forth in the Amended and Restated Credit Agreement.

Pursuant to the Fourth Amendment, and subject to the terms of the Revolving Credit Facility, approximately $447,300 of the $585,000 Revolving Credit Facility has a maturity date of December 20, 2009 and the remaining $137,700 has a maturity date of December 20, 2008. Borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus a non-default variable spread ranging from 165 basis points to 275.0 basis points, depending upon the Company’s leverage ratio. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. At June 30, 2007, the interest rate was 7.820%, which included a 250.0 basis point spread.

The total amount of loans and advances outstanding at any time under the Revolving Credit Facility may not exceed the lesser of the then-current borrowing base availability or the revolving sublimit as defined in the Revolving Credit Facility. Pursuant to the Fourth Amendment, the revolving sublimit is $585,000, subject to reduction on December 20, 2008. The borrowing base availability is based on the lesser of the appraised value or cost of real estate owned by the Company that has been admitted to the borrowing base. Various conditions must be satisfied in order for real estate to be admitted to the borrowing base, including that a mortgage in favor of lenders has been delivered to the agent for lenders and that all governmental approvals necessary to begin development of for-sale residential housing, other than building permits and certain other permits borrower in good faith believes will be issued within 120 days, have been obtained. Depending on the stage of development of the real estate, the loan to value or loan to cost advance rate ranges from 50% to 95% of the appraised value or cost of the real estate.

As security for all obligations of borrowers to lenders under the Revolving Credit Facility, lenders have a first priority mortgage lien on all real estate admitted to the borrowing base. In addition, Orleans Homebuilders, Inc. has guaranteed the obligations of the borrowers to lenders pursuant to an amended Guaranty executed by Orleans Homebuilders, Inc. on January 26, 2006 and amended again on September 6, 2007. Under the Guaranty, Orleans Homebuilders, Inc. has granted lenders a security interest in any balance or assets in any deposit or other account that Orleans Homebuilders, Inc. has with any lender.

The Revolving Credit Facility contains customary covenants that, subject to certain exceptions, limit the ability of the Company to (among other things):

•       Incur or assume other indebtedness, except certain permitted indebtedness;

•       Grant or permit to exist any lien, except certain permitted liens;

•       Enter into any merger, consolidation or acquisition of all or substantially all the assets of another entity;

•       Sell, assign, lease or otherwise dispose of all or substantially all of its assets;

•       Enter into any transaction with an affiliate that is not a borrower or a guarantor under the Revolving Credit Facility, or a subsidiary of either;

•       Pay dividends in excess of $0.08 per share per year; or

•       Redeem any stock.

The Revolving Credit Facility also contains various financial covenants. Among other things for periods ending after June 30, 2007, the financial covenants, as amended, require that:

•       As of the last day of each fiscal quarter, the ratio of the Company’s adjusted EBITDA to debt service for the prior four fiscal quarters cannot be not less than 0.50-to-1.00 for the periods ending March 31, 2008 and June 30, 2008; 0.70-to-1.00 for the periods ending September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009; and 1.00-to-1.00 for the periods ending September 30, 2009 through maturity. As a result of the Fourth Amendment, the Adjusted EBITDA to debt service covenant was eliminated for the periods ending June 30, 2007, September 30, 2007 and December 31, 2007;

•       The Company must maintain a minimum consolidated adjusted tangible net worth equal to a minimum of $200,000 at June 30, 2007. After June 30, 2007, the Company must maintain a minimum consolidated tangible net worth of at least $192,000 plus 50% of the positive net income earned since June 30, 2007 and all of the net proceeds of equity securities issued by the Company after June 30, 2007;

•       As of the last day of each fiscal quarter, the Company’s leverage ratio cannnot exceed 3.00-to-1.00 for the fiscal quarters ending June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2008. For fiscal quarters ending June 30, 2008 through maturity, the Leverage Ratio cannot exceed 2.75-to-1.00.

•       As of the last day of each fiscal quarter, the ratio of the book value of all land that is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the Company’s consolidated adjusted tangible net worth cannot exceed 2.10-to-1.00 at June 30, 2007; 2.00-to-1.00 at September 30, 2007, December 31, 2007 and March 31, 2008; 1.85-to-1.00 at June 30, 2008, September 30, 2008 and December 31, 2008; and 1.75-to-1.00 at March 31, 2009 through maturity.

•       The Company must maintain a minimum liquidity level based on cash plus borrowing base availability and under this covenant, the Company must have (i) at least $10.0 million of cash and cash equivalents (as defined) at all times, and (ii) at least $15.0 million of liquidity (as defined and including cash and cash equivalents) as of the date of each borrowing base certificate.

•       Under a minimum cash flow from operations ratio based on cash flow from operations to interest incurred covenant, which is applicable starting with the twelve-month period ending December 31, 2007, if the interest coverage ratio is less than 1.25-to-1.00, the Company must have a cash flow from operations to interest incurred ratio (as defined) of at least 1.50-to-1.00.  During the first four quarter period during which this covenant is applicable,  even if the interest coverage ratio is less than 1.25-to-1.00, the cash flow from operations ratio may be less than 1.50-to-1.00 during any one period, so long as it is greater than 1.00-to-1.00.  Cash flow from operations is calculated based on the last twelve months cash flow from operations and adjusted for interest expense and includes any amounts from the disposition of model homes that are subject to a sale-leaseback transaction to the extent such amounts are not otherwise included in net cash provided by operating activities.

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

At the fiscal quarters ended September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, the Company would have been in violation of certain financial covenants in the Amended and Restated Credit Agreement if not for the First Amendment, Second Amendment, Third Amendment and Fourth Amendment, respectively, notwithstanding the fact that as of September 6, 2007 (the date of the Fourth Amendment), the Company was in compliance with all of its covenants as they existed immediately prior to the Fourth Amendment.

The Revolving Credit Facility provides that, subject to any applicable notice and cure provisions, each of the following (among others) is an event of default:

•       Failure by borrowers to pay when due any amounts owing under the Revolving Credit Facility;

•       Failure by the Company to observe or perform any promise, covenant, warranty, obligation, representation or agreement under the Revolving Credit Facility or any other loan document;

•       Bankruptcy and other insolvency events with respect to any borrower or the Company;

•       Dissolution or reorganization of any borrower or the Company;

•       The entry of a judgment or judgments against borrower(s) or the Company: (i) in an aggregate amount that is at least $500 in excess of available insurance proceeds, if such judgment or judgments are not dismissed or bonded within 30 days; or (ii) that prevents borrowers from conveying lots and units in the ordinary course of business if such judgment or judgments are not dismissed or bonded within 30 days; or the issuance of any writs of attachment, execution or garnishment against any borrower or the Company;

•       Any material adverse change in the financial condition of a borrower or the Company which causes the lenders, in good faith, to believe that the performance of any of the obligations under the Revolving Credit Facility is impaired or doubtful for any reason; and

•       Specified cross defaults.

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

Trust Preferred Securities:

On November 23, 2005, the Company issued $75,000 of trust preferred securities which mature on January 30, 2036 and are callable, in whole or in part, at par plus accrued interest on or after January 30, 2011. For the first ten years, the securities have a fixed interest rate of 8.61% per annum, provided that certain covenant levels are maintained. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 360 basis points per annum, resetting quarterly. The securities are treated as debt obligations for financial statement purposes. The Company used proceeds from the sale of these securities to repay outstanding obligations under the Revolving Credit Facility discussed above.

The Trust’s preferred and common securities require quarterly distributions of interest by the Trust to the holders of the trust securities at a fixed interest rate equal to 8.61% per annum through January 30, 2016 and, after January 30, 2016, at a variable interest rate (reset quarterly) equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 360 basis points. In the event the Company fails to meet the debt service ratio or minimum tangible net worth requirement set forth in the Supplemental Indenture No. 1 described below, the applicable rate of interest will be increased by 300 basis points. The interest rate will return to the regularly applicable rate once the Company is in compliance with the debt service ratio and minimum tangible net worth requirements as of the end of any fiscal quarter. The terms of the trust securities are governed by an Amended and Restated Trust Agreement, dated November 23, 2005 among OHI Financing, Inc., (“OHI Financing”) as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as the Delaware trustee, and the administrative trustees named therein.

The Trust used the proceeds from the sale of the Trust’s securities to purchase $77.32 million in aggregate principal amount of unsecured junior subordinated notes due January 30, 2036 issued by OHI Financing. The junior subordinated notes were issued pursuant to a junior subordinated indenture, dated November 23, 2005, among OHI Financing, as issuer, and JPMorgan Chase Bank, National Association, as trustee. The terms of the junior subordinated notes are substantially the same as the terms of the Trust’s preferred securities. The interest payments on the junior subordinated notes paid by OHI Financing, Inc. will be used by the trust to pay the quarterly distributions to the holders of the Trust’s preferred and common securities. Pursuant to the parent guarantee agreement dated November 23, 2005 by and between the Company and JPMorgan Chase Bank, National Association, as trustee, the Company has unconditionally guaranteed OHI Financing, Inc.’s payment and other obligations under the indenture and the junior subordinated notes. The Company used the proceeds from the issuance and sale of the trust preferred securities and the subsequent purchase of the junior subordinated notes to partially repay indebtedness.

The Indenture permits OHI Financing to redeem the junior subordinated notes at par, plus accrued interest on or after January 30, 2011. If OHI Financing redeems any amount of the junior subordinated notes, the Trust Agreement requires the Trust to redeem a like amount of the trust securities. Under certain circumstances relating to the tax treatment of the Trust or the interest payments made on the junior subordinated notes or the classification of the Trust as an “investment company” under the Investment Company Act of 1940, OHI Financing may also redeem the junior subordinated notes prior to January 30, 2011 at a 7.5% premium.

With certain exceptions relating to debt to a trust, partnership or other entity affiliated with the Company that is a financing vehicle for the Company, the junior subordinated notes and the Company’s obligations under the parent guarantee are expressly subordinate to all of the Company’s existing and future debt unless it is provided in the instrument creating or evidencing such debt, or pursuant to which such debt is outstanding, that such debt is not superior in right to payment of the junior subordinated notes or the obligations under the parent company’s guarantee, as the case may be.

The junior subordinated notes and the trust securities could become immediately payable upon an event of default. Under the terms of the Trust Agreement and the Indenture, subject to any applicable cure period, an event of default generally occurs upon:

•       non-payment of any interest on the junior subordinated notes when it becomes due and payable, and continuance of the default for a period of 30 days;

•       non-payment of the principal of, or any premium on, the junior subordinated notes at their maturity;

•       default in the performance, or breach, of any covenant or warranty made by OHI Financing, Inc., in the indenture and the continuance of the default or breach for a period of 30 days after written notice to OHI Financing, Inc.;

•       non-payment of any distribution on the Trust’s securities when it becomes due and payable, and continuance of the default for a period of 30 days;

•       non-payment of the redemption price of any Trust’s security when it becomes due and payable;

•       default in the performance, or breach, in any material respect of any covenant or warranty of any of the trustees in the Trust Agreement, which default or breach continues for a period of 30 days after written notice to the trustees and OHI Financing, Inc.;

•       default in the performance, or breach (which default or breach must be material in certain cases), of any covenant or warranty made by OHI Financing, Inc. In the purchase agreement pursuant to which the trust securities and the junior subordinated notes were sold and purchased and the continuation of such default or breach for a period of 30 days after written notice to OHI Financing, Inc.;

•       bankruptcy, insolvency or liquidation of the property trustee, if a successor property trustee has not been appointed within 90 days thereafter;

•       the bankruptcy or insolvency of OHI Financing, Inc.; or

•       certain dissolutions or liquidations, or terminations of the business or existence, of the Trust.

On August 13, 2007, the Company entered into Supplemental Indenture No. 1 (the “Supplemental Indenture”), to the $75,000 of trust preferred securities, which amends the terms of the securities.  See Note 15 for additional information regarding this subsequent event.

On September 20, 2005, the Company issued $30,000 of trust preferred securities which mature on September 30, 2035 and are callable, in whole or in part, at par plus accrued interest on or after September 30, 2010. For the first ten years, the securities have a fixed interest rate of 8.52% per annum. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 380 basis points per annum, resetting quarterly. The securities are treated as debt obligations for financial statement purposes. The Company used proceeds from the sale of these securities to fund land purchases and residential construction. The obligations relating to the trust preferred securities are subordinated to the Revolving Credit Facility.

Other Notes Payable

The other notes payable of $787 and $5,885 as of June 30, 2007 and 2006, respectively, is comprised of a note executed in December 2003 by the Company to finance the purchase of a 6.25% ownership interest in a corporate jet. The note is payable monthly with an interest rate of LIBOR plus 360 basis points and a term of five years with a balloon payment of $686 due in December 2008. The balance outstanding on this note at June 30, 2007 and 2006 is $787 and $862, respectively. The remaining $5,023 at June 30, 2006 is primarily comprised of a promissory note of the Company issued to the former owners of Realen Homes, in connection with the acquisition. The promissory note of the Company issued to the former owners of Realen Homes in connection with the acquisition is a $5,000 note with interest at 3% payable on July 28, 2006. The note was settled in full during the second quarter of fiscal 2007. The settlement included a $2,400 cash payment by the Company to the holders of the note. In exchange, the Company relieved any obligation related to warranty costs in excess of the warranty holdback provision in the Purchase Agreement. The Company evaluated the note in accordance with APB No. 21, “Interest on Receivables and Payables” (“APB 21”), and determined that it was a below market rate note. In accordance with APB 21, the Company estimated, based on current market conditions that the Company would likely have been able to obtain similar fixed-rate financing from a third party at approximately 150 basis points higher than the note actually obtained.

The following table summarizes the Company’s outstanding debt obligations as of June 30, 2007 and the effect such obligations are expected to have on the Company’s liquidity and cash flow in future periods. For mortgage and other note obligations, payments due by period are shown based on the expiration date of the loan while the Revolving Credit Facility is secured by the assets of the Company and matures on December 20, 2008.

Schedule of Debt Maturities

	Total	2008	2009	2010	2011	2012	Due thereafter
	(in thousands)
Mortgage and other note obligations	$469,123	$173	$21,650	$447,300	$—	$—	$—
Subordinated notes	105,000	—	—	—	—	—	105,000
Other notes payable	787	75	712	—	—	—	—
Total	$574,910	$248	$22,362	$447,300	$—	$—	$105,000

Note 8.   Redeemable Common Stock

In connection with the Company’s acquisition of PLC on October 13, 2000, the Company issued 300 shares of common stock of the Company to the former shareholders of PLC. The former shareholders of Parker and Lancaster Corporation had the right to cause the Company to repurchase the common stock approximately five years after the closing of the acquisition at a price of $3.33 per share. The redemption feature of these shares expired during the quarter ended December 31, 2005. Prior to the expiration of the redemption feature, the former shareholders of PLC sold 110,708 of these shares of the Company’s Common Stock.

In connection with the Company’s acquisition of Masterpiece Homes on July 28, 2003 (see Note 2), the Company sold 30 shares of common stock of the Company to the president of Masterpiece Homes at $8 per share. The president of Masterpiece Homes has the right to cause the Company to repurchase these shares of common stock at $8 per share by giving notice to the Company no later than the earlier of December 31, 2006 or 30 days after termination of his employment, as specified in his employment agreement. As of June 30, 2007, the President of Masterpiece Homes had not sold any of these shares.

Note 9.   Income Taxes

The (benefit) provision for income taxes is summarized as follows:

	For the Year Ended June 30,
	2007	2006	2005
	(in thousands)
Current	$(20,519)	$36,876	$35,748
Deferred	(23,161)	3,499	(349)
Total (benefit) provision for income taxes	$(43,680)	$40,375	$35,399

The differences between taxes computed at federal income tax rates and amounts provided for continuing operations are as follows:

	For the Year Ended June 30,
	2007	2006	2005
	(in thousands)
Amount computed at statutory rate	$(38,686)	$36,196	$31,844
State income taxes, net of federal tax benefit	(5,554)	4,932	4,256
Qualified production activities income deduction	—	(1,096)	(320)
Other, net	560	343	(381)
Total (benefit) provision for income taxes	$(43,680)	$40,375	$35,399

The American Jobs Creation Act of 2004 provided for a special deduction for Qualified Production Activities, which is applicable to the Company’s homebuilding operations. The statute provides for a special additional deduction on qualified expenditures subject to certain limitations. The deduction phases in over a period of time with the allowable percentage of 3.0% in tax years 2005 and 2006, 6.0% in tax years ended 2007-2009 and 9.0% thereafter. Pursuant to FSP FAS 109-1, the special deduction had no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction is reported in the period in which the deduction is claimed. As discussed in Note 1, the Company files a consolidated tax return on a calendar year basis and, accordingly, began applying the special deduction effective January 1, 2005. Its impact was to lower the effective tax provision in the periods in which the deduction was claimed and that this benefit will increase as the deduction is phased in under the statute.

Deferred income taxes reflect the impact of “temporary differences” between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” The principal components of the Company’s net deferred tax asset of $23,480 at June 30, 2007 and the Company’s net deferred tax liability of $697 at June 30, 2006, are temporary differences arising from the deferral of deductions for accrued compensation until paid, generally the following year, and from interest and real estate taxes incurred prior to commencing active construction being capitalized for financial reporting purposes while being expensed for tax purposes and the deferral of certain common improvement costs. In addition, temporary differences arise from net realizable value adjustments recognized for financial reporting purposes, but not for tax purposes. These temporary differences reverse ratably as the communities sell out.

The principal items making up the deferred income tax provisions (benefits) from continuing operations are as follows:

	2007	2006	2005
	(in thousands)
Deferred provision (benefit) for income taxes:
Interest and real estate taxes	$8,124	$7,167	$2,307
Difference in tax accounting for land and property sales, net	(15,960)	(751)	(500)
Accrued expenses	750	(1,057)	324
Income from joint ventures	213	(41)	14
Deferred compensation	4,462	(1,089)	(1,193)
Depreciation and goodwill amortization	(20,750)	(730)	(1,294)
State taxes	—	—	(7)
Total provision (benefit) for income taxes	$(23,161)	$3,499	$(349)

The components of the net deferred tax (liability) asset consisted of the following:

	Balance at June 30,
	2007	2006
	(in thousands)
Gross deferred tax liabilities:
Capitalized interest and real estate taxes	$(19,105)	$(10,981)
State income taxes	(1,300)	(1,300)
Other	—	(1,436)
Gross deferred tax liabilities	(20,405)	(13,717)
Less gross deferred tax assets:
Reserve for books, not for tax	2,166	2,394
Bonus accruals	268	5,054
Inventory adjustments	33,240	3,567
Impairment of goodwill	3,311	—
Other	4,900	2,005
Total gross deferred tax assets	43,885	13,020
Net deferred tax assets (liabilities)	$23,480	$(697)

Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years from those recognized in the tax returns. SFAS No. 109 requires the Company to record a valuation allowance when it is “more likely than not that some portion or all of the deferred tax assets will not be realized.” It further states “forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years.” The Company does not have a valuation allowance for deferred tax assets at June 30, 2007 and 2006. The ultimate realization of certain tax assets depends on the Company’s ability to generate sufficient taxable income in the future, including the effects of future anticipated arising/reversing temporary differences.

Note 10.   Stock Based Compensation and Other Employee Compensation

Stock Award Plan

In October 2003, the Board of Directors adopted the Orleans Homebuilders, Inc. Stock Award Plan (the “Stock Award Plan”). The Stock Award Plan provides for the grant of stock awards of up to an aggregate of 400 shares of the Company’s common stock. The Stock Award Plan allows for the payment of all or a portion of the incentive compensation awarded under the Company’s bonus compensation plans to be paid by means of a transfer of shares of common stock. The plan has a ten year life and is open to all employees of the Company and its subsidiaries. At June 30, 2007, the Company had awarded 156 shares of common stock under the Stock Award Plan and the Company had 244 shares of the common stock available to issue under the Stock Award Plan.

In October of 2004 and October of 2005, the Compensation Committee of the Company resolved to award certain executives the right to use up to 10% of their incentive compensation to acquire shares of the Company’s common stock at a 15% discount. The stock awards are pursuant to the terms of the Company’s Stock Award Plan and vest in equal annual installments over three years following the award date. The Company recognizes compensation expense for the discounts over the vesting periods of the awards. The Company awarded 14 shares and 17 shares of the Company’s common stock during the years ended June 30, 2006 and 2005, respectively. The Company did not award any common stock during the year ended June 30, 2007. At June 30, 2007, 16 shares of the stock awards were fully vested and the remaining 15 shares will vest through fiscal year 2009. The total discount of the stock awards was approximately $97 of which $26 and $61 was recorded as compensation expense for the fiscal year ended June 30, 2007 and 2006, respectively.

On March 4, 2005, the Compensation Committee of the Company resolved to grant Michael T. Vesey, the Company’s President, Chief Operating Officer and a member of the Company’s Board of Directors, 125 restricted shares of the Company’s common stock pursuant to the terms of the Company’s Stock Award Plan. The award was subject to Mr. Vesey’s execution of a Restricted Stock Award Agreement which he has executed. The Compensation Committee also approved the payment of bonus compensation to Mr. Vesey sufficient to allow Mr. Vesey to pay the income tax liability triggered on each vesting date.

The shares of restricted stock granted to Mr. Vesey will vest at a rate of 10 per year on the first through fifth anniversaries of the date of grant and fifteen thousand per year on the sixth through tenth anniversaries of the date of the grant, with all shares being fully vested by or on the tenth anniversary of the date of grant, assuming Mr. Vesey’s continued employment with the Company. In addition, in the event of a change of control as defined in the Stock Award Plan, any shares of restricted stock not vested at that time will vest, assuming Mr. Vesey is then employed by the Company. Any shares that are not vested are subject to forfeiture in the event Mr. Vesey’s employment with the Company terminates for any reason. At June 30, 2007, 20 shares of the restricted stock award were vested and the remaining 105 shares vest over the remaining vesting period described above.

On a monthly basis, the Company records compensation expense for the portion of the award earned along with additional compensation expense sufficient to cover the taxes Mr. Vesey will have to pay on the award. The total fair value of the restricted stock award was $3,988 of which $269 and $337 was recorded as compensation expense for the fiscal years ended June 30, 2007 and 2006, respectively.

Stock Option Plans

In December 1992, the Board of Directors adopted (i) the 1992 Stock Incentive Option Plan and (ii) the Non-Employee Directors Stock Option Plan. The 1992 Plan allowed for the grant of options to purchase up to 1,210 shares of Common Stock of the Company. The options generally vest 25% per year beginning on the date of grant. The 1992 Plan terminated in December 2002. The termination of the 1992 Plan, however, does not affect any options granted prior to the termination. The Non-Employee Directors Stock Option Plan allows for the grant of options to purchase up to 100 shares of Common Stock of the Company. All Non-Employee Directors Stock Options have been issued. No options were granted under the Non-Employee Directors Stock Option Plan during the last three fiscal years.

In February 1995, the Board of Directors adopted the 1995 Stock Option Plan for Non-Employee Directors (the “1995 Directors Plan”). The 1995 Directors Plan allowed for the grant of options to purchase up to 125 shares of Common Stock of the Company. All 1995 Directors Plan options have been issued. The options vest 25% per year beginning on the date of grant. No options were granted under the 1995 Directors Plan during the last three fiscal years.

In July 2003, as part of an employment agreement with the president of Masterpiece Homes, the Company granted stock options to purchase 45 shares of the Company’s Common Stock at $10.64 per share. The weighted average fair value of the stock option grant was $7.52. See the table below for a summary of the key assumptions the Company used to determine the fair value of the stock option grant. The total fair market value of the stock option grant was approximately $338 of which $16, $56, and $120 was recorded as compensation expense for the years ended June 30, 2007, 2006, and 2005, respectively.

On August 26, 2004, the board of directors of the Company adopted the Orleans Homebuilders, Inc. 2004 Omnibus Stock Incentive Plan, (the “2004 Stock Incentive Plan”), which is intended to function as an amendment, restatement and combination of all stock option and award plans of the Company other than the Orleans Homebuilders, Inc. Stock Award Plan. On August 26, 2004, the Company granted to an executive officer an option to acquire 20 shares of Common Stock and granted to a non-executive officer an option to acquire 8 shares of Common Stock. The options vest in four equal annual installments starting June 2005, and have an exercise price of $21.60 per share, the fair market value on the date of grant, and expire in 2014. The weighted average fair value of the stock option grants was $11.03. See the table below for a summary of the key assumptions the Company used to determine the fair value of the stock option grants. The total fair market value of the stock option grants was approximately $303 of which $44 and $82 was recorded as compensation expense for the fiscal years ended June 30, 2007 and 2006, respectively.

On June 19, 2006, the Company granted, pursuant to the registration of securities on June 18, 2007 that increase the total number of stock options under the 2004 Stock Incentive Plan to 400 from 50, an executive officer an option to purchase 250 shares of the Company’s Common Stock. The stock options were issued pursuant to an employment agreement of the same date. The stock options vest in four equal annual installments starting June 2007, and have an exercise price of $15.63 per share, the fair market value on the date of grant, and expire in 2016. The weighted average fair value of the stock option grant was $10.62. See the table below for a summary of the key assumptions the Company used to determine the fair value of the stock option grant. The total fair market value of the stock option grant was approximately $2,655 of which $1,355 and $58 were recorded as compensation expense for the fiscal year ended June 30, 2007 and 2006 respectively.

On February 27, 2007, the Company granted, subject to shareholder approval of an amendment to the 2004 Stock Incentive Plan to increase the total number of stock options under the plan to 1,000 from 400, an executive officer an option to purchase 240 shares of the Company’s Common Stock. The stock options were issued pursuant to an employment agreement of the same date. The stock options vest in five equal annual installments starting February 2008, and have an exercise price of $15.60 per share, the fair market value on the date of grant, and expire in 2016. The weighted average fair value of the stock option grant was $10.56. See the table below for a summary of the key assumptions the Company used to determine the fair value of the stock option grant. The total fair market value of the stock option grant was approximately $2,534 of which $193 was recorded as compensation expense for the fiscal year ended June 30, 2007.

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

Only 50 options were unvested as of the adoption date of SFAS No.123 and SFAS No. 148 and all grandfathered APB25 grants were fully vested as of June 30, 2003. As such, the adoption of SFAS No. 123 and SFAS No. 148 did not have a material impact on the financial position or results of operations of the Company.

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

The following summarizes stock option activity for the Company’s stock option plans during the three years ended June 30:

	2007			2006		2005
	Number of Options		Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	655		$2.48	445	$3.26	627	$2.07
Granted	240	(1)	15.60	250	15.63	28	21.60
Cancelled	—		—	—	—	—	—
Exercised	(250)		1.44	(40)	1.48	(210)	2.10
Outstanding, end of year	645		13.46	655	8.09	445	3.26
Exercisable, end of year	211		$8.83	376	$2.48	394	$1.39
Available for grant, end of year	355	(1)		123		—

(1)          Subject to shareholder approval to increase the total number of stock options under the 2004 Stock Incentive Plan to 1,000 stock options from 400 stock options.

The intrinsic value of stock options exercised during the years end June 30, 2007, 2006, and 2005 were $2,671, $985, and $3,530, respectively.

The following table summarizes information about the Company’s stock options at June 30, 2007:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Lives (in years)	Weighted Average Exercise Price Outstanding	Number Exercisable	Weighted Average Exercise Price Exercisable
$1.19 – $1.50	95	0.8	$1.19	95	$1.19
$2.06	3	1.5	$2.06	3	$2.06
$10.64	30	6.1	$10.64	30	$10.64
$15.60 – $15.63	490	9.3	$15.62	62	$15.63
$21.60	27	7.2	$21.60	21	$21.60
$1.19 – $21.60	645		$13.46	211	$8.83

The aggregate intrinsic value for outstanding stock options and for stock options that are exercisable as of June 30, 2007 was $706 and $706, respectively.

The following is a summary of the significant assumptions the Company used to estimate the fair value of the stock options issued during the three years ended June 30:

	2007	2006	2005
Risk-free interest rate	4.50%	5.14%	4.00%
Volatility	62.03%	61.06%	62.50%
Expected life (years)	9.00	9.00	9.00
Dividend yield	0.51%	0.51%	N/A

The Company used the assumptions described above in the Black-Scholes option pricing model to determine the aggregate fair value of the stock options granted during the years ended June 30, 2007, 2006, and 2005.  The aggregate fair value of the Company’s stock option grants are amortized to compensation expense over their respective vesting periods and included in selling, general and administrative expenses on the Consolidated Statements of Operations. The Company typically issues shares of common stock from treasury stock upon the exercise of stock options, but such shares may also be newly issued.

The pretax compensation expense associated with stock based compensation for the years ended June 30, 2007, 2006, and 2005 was $1,954, $594, and $384, respectively. Total compensation cost related to non-vested stock based compensation not yet recognized of $6,839 will be recognized according to vesting schedules through March 2015. The Company recognized tax benefits of $1,068 and $955 during the years ended June 30, 2007 and 2006 resulting from the disqualified disposition of shares issued to employees in connection with the exercise of incentive stock options and the exercise of non-qualified stock options.

Employee Bonus Compensation

The Company has a bonus compensation plan for its executive officers and key employees calculated at eight percent of its consolidated operating profits before taxes and excluding nonrecurring items, income or loss arising from extraordinary items, discontinued operations, debt repurchased at a discount, and the amount of awards under the bonus compensation plan (“Pre-Tax Profits”). Three percent of the Pre-Tax Profits are awarded as an incentive to the Chairman and one and one-half percent is awarded to the President and Chief Operating Officer. The remaining three and one-half percent of the Pre-Tax Profits is awarded at the discretion of the Company’s Compensation Committee in consultation with the Chief Executive Officer and President to other executive officers and key employees whose performance merits recognition under goals and policies established by the Compensation Committee. Certain regional employees not participating in the bonus compensation plan are awarded bonuses calculated at up to eight percent of operating profits before taxes and after an allocated capital charge at a regional level. Additionally, certain employees are awarded bonuses at the discretion of senior management. The total amount of bonus compensation charged to selling, general and administrative expense under these plans was $4,999, $13,578, and $10,343 for the three years ended June 30, 2007, 2006 and 2005, respectively.

In connection with the Masterpiece Homes acquisition on July 28, 2003, and under an employment agreement with the president of Masterpiece Homes, contingent payments representing 25% of the pretax profits of Masterpiece Homes for the calendar years ended December 31, 2004, 2005 and 2006 are payable to the president of Masterpiece Homes. All contingent payments were settled during the year ended June 30, 2007 and as such, no accrual was recorded at June 30, 2007. Due to poor operating performance during the calendar year ended December 31, 2006, a credit of $1,130 was recorded to selling, general and administrative expense for the year ended June 30, 2007 to partially offset charges to selling, general and administrative expense of $1,890, and $1,584 during the fiscal years ended June 30, 2006, and 2005, respectively.

401(k) Plan

Effective June 1, 2005, the Company combined all of the 401(k) plans that it inherited through acquisitions, as well as its existing 401(k) plan, into a single consolidated plan, the Orleans Homebuilders, Inc. 401(k) Plan (the “OHB 401(k) Plan”). The OHB 401(k) Plan allows employees to participate in the plan after attaining age 21 and completing one month of continuous service with the Company. All employer contributions immediately vest under the OHB 401(k) Plan. At the discretion of the Board of Directors, the Company may make matching contributions on the participant’s behalf after one year of employment of up to 50% of the participant’s eligible annual contribution up to 6%.

The Company made gross contributions to the combined, predecessor, and acquired plans aggregating $811, $665, and $643 for the three years ended June 30, 2007, 2006, and 2005, respectively.

Supplemental Executive Retirement Plan

On December 1, 2005, the Company adopted an unfunded, non-qualified target defined benefit retirement plan, effective as of September 1, 2005, which covers a group of management employees of the Company. The Company owns life insurance policies on all participants in the Supplemental Executive Retirement Plan (“SERP”). This SERP, which was amended on March 13, 2006, is intended to provide the participants with an annual supplemental retirement benefit based upon their years of service with the Company and highest average compensation for five consecutive years. The annual supplemental benefit for each participant will be adjusted based on the actual performance of the SERP compared to the target. The benefit is payable for life with a minimum of 10 years guaranteed. In order to qualify for normal retirement benefits, a participant must attain age 65 with at least five years of participation in the SERP. Early retirement will be permitted beginning at age 55, after 5 years of participation in the SERP. Early retirement benefits will be adjusted actuarially to reflect the early retirement date.

If a participant terminates employment with the Company prior to attaining his or her normal retirement date, other than by reason of early retirement, death or disability, the participant will forfeit all benefits under the SERP.

The Company can amend or terminate the SERP at any time. However, no amendment or termination will affect the participants’ accrued benefits as determined in accordance with the SERP or delay any payments to a participant beyond the time that such amount would otherwise be payable without regard to the amendment.

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”) effective June 30, 2007. SFAS 158 requires companies to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. In addition, SFAS 158 requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

The Company used a 4% annual compensation increase and a 6.10% discount rate in its calculation of the present value of its projected benefit obligation. The discount rate used represented the Moody’s AA bond rate for long-term bonds as of June 2007.

The components of net periodic pension cost of the Company’s SERP included in selling, general and administrative expense in the Company’s Consolidated Statement of Operations for the year ended June 30, 2007 and 2006 were as follows:

	For the Year Ended June 30,
	2007	2006
Service cost	$774	$513
Interest cost	475	256
Amortization of prior service cost	362	302
Amortization of (gain) / loss	3	—
Total net periodic pension cost	$1,614	$1,071

As of June 30, 2007 and 2006, the status of the Company’s SERP was as follows:

	Balance at June 30,
	2007	2006
Projected benefit obligation, beginning of year	$7,715	$6,125
Service cost	774	513
Interest cost	475	256
Actuarial (gain)/loss	(3,401)	821
Projected benefit obligation, June 30, 2007	$5,563	$7,715
Funded status	$(5,563)	$(7,715)

During the year ended June 30, 2007, the following was recognized as components of other comprehensive income:

For the Year Ended
June 30, 2007
Amounts arising during period:
Unrecognized actuarial gain	$(2,583)
Unrecognized prior service cost	5,461
Recognized in other comprehensive income	(2,878)
Deferred taxes	1,016
Recognized in other comprehensive income, net of tax	$(1,862)

Assets and (liabilities) recognized in the balance sheet at June 30, 2007 and the incremental effect of applying SFAS 158 is as follows:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Liability for pension benefits	$2,685	$2,878	$5,563
Deferred income tax asset	22,464	1,016	23,480
Total liabilities	684,548	1,862	686,410
Accumulated other comprehensive loss, net of tax	—	(1,862)	(1,862)
Total stockholders’ equity	226,396	(1,862)	224,534

The Company is amortizing its prior service cost over the remaining service period to attain age 65. During fiscal 2008, the Company expects to recognize $415 of prior service cost that is currently included as unrecognized prior service cost and $184 of gain that is currently included as unrecognized gain, both of which are included as components of accumulated other comprehensive income.

The Company expects to makes its first benefit payments under the SERP during the fiscal year ended June 30, 2012. The expected benefit payments during fiscal year 2012 will be approximately $250 and the aggregate expected benefit payments for fiscal years 2013 through 2017 will be approximately $1,384.

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

Note 11.   Earnings Per Share Computation

The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three years ended June 30, 2007, 2006 and 2005, respectively, are shown in the following table:

	For Year Ended June 30
	2007	2006	2005
Total common shares issued	18,698	18,698	18,362
Shares not issued, but unconditionally issuable(1)	—	—	24
Less: Average treasury shares outstanding	240	215	408

Basic EPS shares	18,458	18,483	17,978
Effect of assumed shares issued under treasury stock method for stock options	— (2)	341	495
Effect of assumed conversion of $3,000 Convertible Subordinated 7% Note	—	—	336
Diluted EPS shares	18,458	18,824	18,809
Net (loss) income available for common shareholders	$(66,850)	$63,041	$55,584
Effect of assumed conversion of $3,000 Convertible Subordinated 7% Note	—	—	22
Adjusted net (loss) income for diluted EPS	$(66,850)	$63,041	$55,606

(1)          Represents portion of 273 shares unconditionally issuable in connection with the October 13, 2000 acquisition of PLC, not yet issued. The shares issuable in connection with the PLC acquisition are issuable in equal installments on each of the first four anniversaries of the date of acquisition.

(2)          Due to net losses during the year ended June 30, 2007, the effect of assumed shares issued under treasury stock method for stock options has an anti-dilutive impact on the EPS calculation. As such, no adjustment for Diluted EPS is recorded for these shares.

Note 12.   Commitments and Contingencies

General

At June 30, 2007, the Company had outstanding bank letters of credit, surety bonds and financial security agreements amounting to $146,295 as collateral for completion of improvements at various developments of the Company.

At June 30, 2007 the Company had agreements to purchase land and approved homesites aggregating approximately 2,654 building lots with purchase prices totaling approximately $163,850. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties generally is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years.

In January 1983, the New Jersey Supreme Court rendered a decision known as the “Mount Laurel II” decision, which has the effect of requiring certain municipalities in New Jersey to provide housing for persons of low and moderate income. In order to comply with such requirements, municipalities in New Jersey may require developers, including the Company, in connection with the development of residential communities, to contribute funds or otherwise assist in the achievement of the municipalities’ fair share of low or moderate-income housing. The Company currently has a commitment with various municipalities in New Jersey for affordable housing contributions totaling approximately $350, payable in installments through June 2010.

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

	For the Year Ended June 30,
	2007	2006
Balance at beginning of fiscal year	$3,684	$4,007
Warranty costs accrued	5,193	6,170
Actual warranty costs incurred	(4,256)	(6,493)
Balance at end of fiscal year	$4,621	$3,684

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

Note 13.   Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2007 and 2006 are as follows:

	Three Months Ended
	September 30	December 31	March 31	June 30
Fiscal 2007
Residential property revenues	$161,772	$153,172	$128,886	$203,486
Gross profit (loss)	30,459	17,845	(33,970)	5,295
Net income available for common shareholders	3,899	(7,524)	(51,898)	(11,327)
Net earnings per share:
Basic	$0.21	$(0.41)	$(2.81)	$(0.61)
Diluted	$0.21	$(0.41)	$(2.81)	$(0.61)
Fiscal 2006
Residential property revenues	$157,963	$220,912	$207,843	$388,765
Gross profit	34,678	51,610	46,432	81,493
Net income available for common shareholders	7,778	15,416	12,809	27,038
Net earnings per share:
Basic	$0.42	$0.83	$0.69	$1.47
Diluted	$0.41	$0.82	$0.68	$1.44

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

Northern: southeastern Pennsylvania, central New Jersey, southern New Jersey, and Orange County New York

Southern: Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia

Florida: Orlando, Palm Coast, and Palm Bay Florida

Midwestern: Chicago, Illinois

Western: Phoenix, Arizona.

The Company’s evaluation of segment performance is based on net income. Below is a summary of revenue, net income, interest included in the cost of residential properties, and income tax expense for each reportable segment for the years ended June 30, 2007, 2006, and 2005:

	Year Ended June 30,
	2007	2006	2005
Total Revenue
Northern	$210,966	$393,873	$386,149
Southern	301,807	372,895	304,736
Midwestern	93,001	119,043	140,050
Florida	70,190	93,597	82,315
Western	—	1	—
Corporate and unallocated(A)	6,570	7,784	5,980
Consolidated Total	$682,534	$987,193	$919,230
Net (Loss) Income
Northern	$(21,788)	$38,415	$40,467
Southern	5,163	21,510	11,702
Midwestern	(13,584)	6,956	7,065
Florida	(19,921)	3,533	2,952
Western	(9,137)	(321)	—
Corporate and unallocated(A)	(7,583)	(7,052)	(6,602)
Consolidated Total	$(66,850)	$63,041	$55,584
Interest Expense and Interest in Cost of Residential Properties
Northern	$6,956	$5,779	$6,113
Southern	7,388	6,628	4,455
Midwestern	2,702	1,205	1,721
Florida	1,265	1,548	1,023
Consolidated Total	$18,311	$15,160	$13,312
Income Tax (Benefit) Expense
Northern	$(13,810)	$25,101	$26,419
Southern	3,083	13,409	7,020
Midwestern	(8,961)	4,504	4,612
Florida	(12,510)	2,138	1,659
Western	(5,986)	(172)	—
Corporate and unallocated	(5,496)	(4,605)	(4,311)
Consolidated Total	$(43,680)	$40,375	$35,399

(A)—Corporate       and unallocated includes the revenues and expenses of the Company’s mortgage brokerage and property management operations as well as corporate level selling, general, administrative expenses. These selling, general, and administrative expenses are primarily comprised of corporate salaries, bonuses, and benefits; accounting and consulting fees; corporate travel expenses; net periodic pension costs; and compensation expense resulting from the fair valuation of stock options.

Below is as a summary of total assets and goodwill for each reportable segment at June 30, 2007 and 2006:

	June 30,
	2007	2006
Assets
North	$413,347	$437,535
South	294,796	332,965
Florida	61,746	122,809
Midwest	106,604	126,901
West	33,841	34,917
Corporate and unallocated(B)	610	5,376
Consolidated Total	$910,944	$1,060,503

	June 30,
	2007	2006
Goodwill
North	$—	$7,918
South	4,180	4,180
Florida	—	3,007
Midwest	—	5,409
Consolidated Total	$4,180	$20,514

(B)—Corporate        and Unallocated includes the carrying value (historical cost less accumulated depreciation) of the Company’s partial ownership interests in four corporate jets. For fiscal 2006, Corporate and Unallocated also includes the intangible asset recorded in connection with the Company’s supplemental executive retirement plan. See Note 10 for additional discussion and disclosure of the supplemental executive retirement plan.

Note 15.   Subsequent Events

Fourth Amendment to Amended and Restated Credit Agreement:

On September 6, 2007, the Company’s Amended and Restated Credit Agreement, was amended by the Fourth Amendment.  The Fourth Amendment, which extended the maturity on a portion of the Credit Facility, reduced the total size to $585,000 and amended certain covenants, was effective as of June 30, 2007.  See Note 7 for additional information regarding the Fourth Amendment.

Supplemental Indenture No. 1 to the $75,000 of Trust Preferred Securities

On August 13, 2007, the Company entered into Supplemental Indenture No. 1 (the “Supplemental Indenture”) to the $75,000 of trust preferred securities, described in Note 7, which amends the terms of the securities as follows:

•       The Supplemental Indenture defers the potential start of the payment of the “Adjusted Interest Rate”, which is 3% over the “Regular Interest Rate” of 8.61%, for four quarters so that the earliest that the Adjusted Interest Rate could be payable is with the coupon payable on October 30, 2008, rather than on October 30, 2007, the first date that OHI Financing, Inc. (“OHI Financing”) would have been required to pay the Adjusted Interest Rate. Specifically, the Indenture was revised to provide that the first fiscal quarter end at which the applicable interest coverage ratio and minimum consolidated tangible net worth measure must be met for at least three of the last four consecutive fiscal quarters for purposes of determining the applicability of the Adjusted Interest Rate is the fiscal quarter ending June 30, 2008. If the applicable interest coverage ratio or minimum consolidated tangible net worth measure is not met as of the end of a fiscal quarter for at least three of the last four consecutive fiscal quarters ending on or after June 30, 2008, the applicable rate of interest increases to the Adjusted Interest Rate.

•       Under the Supplemental Indenture, OHI Financing will generally have to make eight consecutive Adjusted Interest Rate coupon payments (other than the eight consecutive Adjusted Interest Rate coupon payments that could be made on each of the coupon payment dates from October 30, 2008 to and including July 30, 2010) to cause an event of default under the Supplemental Indenture (or in some cases six consecutive coupon payments) rather than the four consecutive coupon payments in the original Indenture. More specifically, the Supplemental Indenture provides that the earliest an event of default could occur as a result of the payment of the Adjusted Interest Rate is (i) upon the payment of the Adjusted Interest Rate coupon for October 30, 2010, if applicable, provided there have been eight prior consecutive Adjusted Interest Rate coupons paid by OHI Financing; (ii) on either the fiscal quarter ended March 31, 2010 or the fiscal year ended June 30, 2010, if at either date both the trailing twelve months’ interest coverage ratio is less than 1.25 to 1, and OHI Financing has made the six prior consecutive Adjusted Interest Rate coupon payments; or (iii) on the fiscal quarter ended September 30, 2010, if at such time both the trailing twelve months’ interest coverage ratio is less than 1.75 to 1, and OHI Financing has made the eight prior consecutive Adjusted Interest Rate coupon payments. The Adjusted Interest Rate must be paid for eight (or in some instances six) consecutive coupons in order to trigger an event of default. If the interest coverage ratio test and the minimum consolidated tangible net worth test, are both met, OHI Financing would make the payment of the Regular Interest Rate for the next coupon, and the Adjusted Interest Rate test “resets” requiring OHI Financing to make eight (or in some instances six) new consecutive coupon payments at the Adjusted Interest Rate before triggering an event of default. The interest coverage ratio and minimum consolidated tangible net worth measure are not traditional financial maintenance covenants; they are only utilized in determining if the Adjusted Interest Rate or the Regular Interest Rate is applicable.

•       The Supplemental Indenture amended the definition of both “Adjusted EBITDA” and “Debt Service” and added the new defined term, “Consolidated Net Income”, all of which are utilized in the calculation of the interest coverage ratio (as defined by the Indenture) for the determination of whether the Adjusted Interest Rate applies.

•       The Supplemental Indenture provides that Consolidated Net Income is to be used when determining Adjusted EBITDA under the Indenture rather than net income determined in accordance with United States generally accepted accounting principles (“GAAP”). Consolidated Net Income generally means the net income of the Company and its majority-controlled subsidiaries with respect to the relevant accounting period, provided that the after-tax impacts of certain items are generally excluded, such as: (i) any impairment charge, asset write-off, abandonment charge, deposit forfeiture or write-off of other pre-acquisition costs pursuant to GAAP or other similar amounts; (ii) any extraordinary, non-recurring or unusual gains, losses or expenses (including any gain or loss on asset dispositions such as land and other similar asset sales); (iii) any severance costs, relocation costs and curtailments or modifications to pension and post-retirement employee benefit plans; (iv) any net income or net loss from disposed of or discontinued operations; (v) the amortization of intangibles, the early extinguishment of debt or hedging obligations, any fees or expenses incurred for the issuance, refinancing or modification of any debt or equity security; (vi) any non-cash compensation charges from stock options, stock appreciation rights, restricted stock or other similar rights; (vii) typical adjustments for entities accounted for under the equity method of accounting; and (viii) typical purchase accounting adjustments for any acquisition consummated in the future.

•       The definition of Debt Service used in the determination of the trailing twelve months’ interest coverage ratio was modified to exclude from Debt Service (i) any additional interest paid as a result of the Adjusted Interest Rate being in effect, and (ii) the payment of the fee payable in connection with obtaining the consent necessary for the Supplemental Indenture.

•       The optional redemption provisions of the Indenture have been modified to generally provide that OHI Financing may, at its option, on any date that is on or after January 30, 2011, redeem the Trust Preferred issue in whole or in part at a redemption price equal to one hundred percent (100%) of the principal amount, plus any accrued and unpaid interest. Previously, redemption of the issue was permitted only on interest coupon payment dates on or after January 30, 2011.

•       Provisions were added to the Indenture permitting “legal defeasance” and “covenant defeasance”, subject to certain terms and conditions, including the posting of cash or certain government obligations in an amount sufficient to pay and discharge the payment obligations of the securities to the stated maturity or the redemption date, as the case may be. For purposes of these legal defeasance and covenant defeasance provisions, the interest rate at which the securities shall bear interest shall be a fixed rate equal to 8.61% per annum.

•       For the Supplemental Indenture to become effective, OHI Financing must on of before September 30, 2007 establish a $5,000 reserve fund for the benefit of the holders of the trust preferred securities by posting a letter of credit or cash with the trustee under the Supplemental Indenture. If the Adjusted Interest Rate is in effect for the four consecutive coupon payments ending July 30, 2009, this reserve fund must be increased by $2,500. Under certain events of default, this reserve fund may be drawn by the trustee and used in respect of the trust preferred obligations. The Supplemental Indenture also provides for the release of the reserve fund upon the earlier of compliance with the applicable interest coverage ratio resulting in OHI Financing paying interest at the regular interest rate rather than the Adjusted Interest Rate, or redemption or defeasance of the notes in accordance with the terms of the Supplemental Indenture. This reserve fund has been established in accordance with the terms of the Supplemental Indenture.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no matters required to be reported hereunder.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer, evaluated the effectiveness of the

Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, were designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective as of June 30, 2007 to ensure that information required to be disclosed by the Company issuer in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the Company’s management, including its principal executive, financial and accounting officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management with the participation of the Company’s Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control—Integrated Framework, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2007.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included at page 60 in this Annual Report on Form 10-K.

Item 9B. Other Information.

There are no matters required to be reported hereunder.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2007.

Item 11. Executive Compensation.

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2007.

Item 13. Certain Relationships and Related Transactions.

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2007.

Item 14. Principal Accountant Fees and Services.

Incorporated herein by reference from the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2007.

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

10.3

$39,040,921 Mortgage Note dated November 7, 2003 by Orleans at Lambertville, LLC in favor of Wachovia Bank, National Association (incorporated by reference to Exhibit 10.8 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.4

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

10.7

Loan Modification Agreement (Master Line) dated November 11, 2003 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., the Company, and South Trust Bank (incorporated by reference to Exhibit 10.31 of the Company’s Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).

10.8

Bridge Loan Agreement dated July 28, 2004 by and among Orleans, Inc. and Wachovia Bank (incorporated by reference to Exhibit 10.32 of the Company’s Form 10-K filed with the Securities and Exchange Commission on August 26, 2004).

10.9

First Amendment to the Bridge Loan Agreement made by and among Orleans Homebuilders, Inc. and Wachovia National Bank dated November 17, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 19, 2004).

10.10

Guaranty by Orleans Homebuilders, Inc., dated December 22, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 29, 2004).

10.11**	Stock Award Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement with respect to its 2003 Annual Meeting of Stockholders).
10.12**	2004 Omnibus Stock Incentive Plan and form of option grant (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 6, 2004).

10.13**	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 10, 2005).
10.14**

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
10.16**

Supplemental Executive Retirement Plan, effective September 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 9, 2006).

10.17**

Executive Compensation Deferral Plan, effective June 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 9, 2006).

10.18

(a) Amended and Restated Revolving Credit Loan Agreement among Greenwood Financial, Inc. and certain other subsidiaries of Orleans Homebuilders, Inc., Orleans Homebuilders, Inc. and Wachovia Bank, National Association and certain other lenders, dated January 24, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 9, 2006).

(b) First Amendment to Amended and Restated Revolving Credit Loan Agreement, dated November 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 03, 2006).

(c) Second Amendment to Amended and Restated Revolving Credit Loan Agreement, executed February 7, 2007 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 9, 2007).

(d) Third Amendment to Amended and Restated Revolving Credit Loan Agreement, dated May 8, 2007 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on May 10, 2007).

(e) Fourth Amendment to Amended and Restated Revolving Credit Loan Agreement, dated September 6, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2007).

10.19

(a) Guaranty by Orleans Homebuilders, Inc. dated January 24, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed with the Securities and Exchange Commission on February 9, 2006).

(b)* First Amendment to Guaranty by Orleans Homebuilders, Inc. dated September 6, 2007.
10.20

(a) Junior Subordinated Indenture by and between OHI Financing, Inc. and JPMorgan Chase Bank, National Association, dated November 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2005).

(b) Supplemental Indenture No. 1, dated as of August 13, 2007 to the Junior Subordinated Indenture, dated as of November 23, 2005 (as amended, supplemented, amended and restated or otherwise modified from time to time), among OHI Financing, Inc., and The Bank of New York Trust Company, National Association, a national banking association (as successor to JPMorgan Chase Bank, National Association, a national banking association) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 14, 2007).

10.21

Amended and Restated Trust Agreement by and Among OHI Financing, Inc., JPMorgan Chase Bank, National Association and the Administrative Trustees named therein, dated November 23, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 30, 2005).

10.22

Parent Guarantee Agreement by and between Orleans Homebuilders, Inc. and JPMorgan Chase Bank, National Association dated November 23, 2005 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 30, 2005).

10.23**

Amendment to Orleans Homebuilders, Inc. Supplemental Executive Retirement Plan, dated March 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 15, 2006).

10.24**

At-Will Employment Agreement between the Company and C. Dean Amann, II, effective June 19, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 23, 2006).

10.25**	Form of Non-Qualified Stock Option (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 23, 2006).
10.26**

Summary of Terms of Incentive Compensation Arrangement for Division Presidents (incorporated by reference to Exhibit 10.29 to the Company’s Form 10-K filed with the Securities and Exchange Commission on September 11, 2006).

10.27**

Summary of Compensation to members of the Board of Directors (incorporated by reference to Exhibit 10.30 to the Company’s Form 10-K filed with the Securities and Exchange Commission on September 11, 2006).

10.28**

Amended and Restated Orleans Homebuilders, Inc. 2004 Omnibus Stock Incentive Plan (Effective as of August 26, 2004; Amended and Restated as of June 6, 2006) (incorporated by reference to Appendix A to the Company’s Proxy Statement with respect to its 2006 Annual Meeting of Stockholders).

10.29**	Orleans Homebuilders, Inc. Cash Bonus Plan for C. Dean Amann, II (incorporated by reference to Appendix B to the Company’s Proxy Statement with respect to its 2006 Annual Meeting of Stockholders).
10.30 **

Employment Agreement between the Company and Garry P. Herdler, dated February 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2007).

21*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Garry P. Herdler pursuant to Section 302 Sarbanes-Oxley Act of 2002.
32.1*	Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2*	Certification of Michael T. Vesey pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.3*	Certification of Garry P. Herdler pursuant to Section 906 Sarbanes-Oxley Act of 2002.

*                    Exhibits included with this filing.

**             Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORLEANS HOMEBUILDERS, INC.
By:	Jeffrey P. Orleans	September 13, 2007
Jeffrey P. Orleans,
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Jeffrey P. Orleans	September 13, 2007
Jeffrey P. Orleans
Chairman of the Board and
Chief Executive Officer
Benjamin D. Goldman	September 13, 2007
Benjamin D. Goldman
Vice Chairman and Director
Jerome Goodman	September 13, 2007
Jerome Goodman
Director
Robert N. Goodman	September 13, 2007
Robert N. Goodman
Director
Andrew N. Heine	September 13, 2007
Andrew N. Heine
Director
David Kaplan	September 13, 2007
David Kaplan
Director
Lewis Katz	September 13, 2007
Lewis Katz
Director
Robert M. Segal	September 13, 2007
Robert M. Segal
Director
John W. Temple	September 13, 2007
John W. Temple
Director
Michael T. Vesey	September 13, 2007
Michael T. Vesey
President and Chief Operating Officer
Garry P. Herdler	September 13, 2007
Garry P. Herdler
Executive Vice President and
Chief Financial Officer

Exhibit Index

10.19(b)*	First Amendment to Guaranty by Orleans Homebuilders, Inc. dated September 6, 2007
21*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Garry P. Herdler pursuant to Section 302 Sarbanes-Oxley Act of 2002.
32.1*	Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2*	Certification of Michael T. Vesey pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.3*	Certification of Garry P. Herdler pursuant to Section 906 Sarbanes-Oxley Act of 2002.

*                    Exhibits included with this filing.