Form 10-Q
period 2007-09-30
ORLEANS HOMEBUILDERS INC
filed 2007-11-09
CIK 38570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD TO .

Commission File No. 1-6830

ORLEANS HOMEBUILDERS, INC.

(Exact name of registrant as specified in its charter)

Delaware

59-0874323

(State or other jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

3333 Street Road, Suite 101

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock, par value $0.10 per share, outstanding as of
November 6, 2007:                18,501,641

(excluding 196,490 shares held in Treasury).

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Orleans Homebuilders, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	September 30,	June 30,
	2007	2007
Assets
Cash and cash equivalents	$28,734	$19,991
Restricted cash - due from title company	14,417	25,483
Restricted cash - customer deposits	10,652	11,362
Real estate held for development and sale:
Residential properties completed or under construction	241,331	228,146
Land held for development or sale and improvements	510,437	511,872
Inventory not owned - Variable Interest Entities	45,072	47,214
Property and equipment, at cost, less accumulated depreciation	2,264	2,555
Deferred taxes	20,392	23,480
Goodwill	4,180	4,180
Receivables, deferred charges and other assets	25,718	23,559
Land deposits and costs of future development	12,104	13,102
Total Assets	$915,301	$910,944

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$21,881	$30,891
Accrued expenses	18,677	26,303
Customer deposits	16,166	15,392
Obligations related to inventory not owned - Variable Interest Entities	36,757	38,914
Mortgage and other note obligations	494,126	469,123
Subordinated notes	105,000	105,000
Other notes payable	768	787
Total Liabilities	693,375	686,410

Commitments and contingencies (See Note 10)

Redeemable common stock	—	—

Shareholders’ Equity:
Common stock, $0.10 par, 23,000,000 shares authorized, 18,698,131 shares issued at September 30, 2007 and June 30, 2007	1,870	1,870
Capital in excess of par value - common stock	73,543	73,012
Accumulated other comprehensive income	(1,862)	(1,862)
Retained earnings	150,864	154,003
Treasury stock, at cost (196,490 shares held at September 30, 2007 and June 30, 2007)	(2,489)	(2,489)
Total Shareholders’ Equity	221,926	224,534

Total Liabilities and Shareholders’ Equity	$915,301	$910,944

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2007	2006
Earned revenues
Residential properties	$119,357	$161,772
Land sales	1,186	408
Other income	2,333	2,922
	122,876	165,102
Costs and expenses
Residential properties	102,953	131,313
Land sales	1,258	374
Other	1,998	1,999
Selling, general and administrative	18,753	25,059
Interest:
Incurred	13,532	11,763
Less capitalized	(13,532)	(11,763)
	124,962	158,745

Income / (loss) from operations before income taxes	(2,086)	6,357
Income tax expense / (benefit)	(31)	2,458

Net income / (loss)	$(2,055)	$3,899

Basic earnings / (loss) per share	$(0.11)	$0.21

Diluted earnings / (loss) per share	$(0.11)	$0.21

Dividends declared per share	$0.02	$0.02

Basic weighted average shares outstanding	18,502	18,363

Diluted weighted average shares outstanding	18,502	18,673

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(unaudited)

(dollars in thousands)

				Capital in
	Common Stock			Excess of		Treasury Stock
	Shares		Accumulated	Par Value -	Retained	Shares
	Issued	Amount	OCI	Common Stock	Earnings	Held	Amount	Total
Balance at June 30, 2007	18,698,131	$1,870	$(1,862)	$73,012	$154,003	196,490	$(2,489)	$224,534

FIN 48 transition adjustment					(715)			(715)

Shares awarded under Stock Award Plan				52				52

Fair market value of stock options issued				5				5

Stock options, net				474				474

Dividends paid on common stock					(369)			(369)

Net loss					(2,055)			(2,055)

Balance at September 30, 2007	18,698,131	$1,870	$(1,862)	$73,543	$150,864	196,490	$(2,489)	$221,926

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net income / (loss)	$(2,055)	$3,899
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	291	342
Write-off of real estate held for development and sale	712	2,800
Write-off of land deposits and costs of future development	400	1,921
Amortization of note discount	—	6
Deferred taxes	3,088	—
Stock based compensation expense	531	456
Changes in operating assets and liabilities:
Restricted cash - due from title company	11,066	15,412
Restricted cash - customer deposits	710	899
Real estate held for development and sale	(12,462)	(56,247)
Receivables, deferred charges and other assets	(2,159)	1,191
Land deposits and costs of future developments	583	4,324
Accounts payable and other liabilities	(17,351)	(35,181)
Customer deposits	774	(2,509)
Net cash used in operating activities	(15,872)	(62,687)

Cash flows from investing activities:
Purchases of property and equipment	—	(89)
Net cash used in investing activities	—	(89)

Cash flows from financing activities:
Borrowings from loans secured by real estate assets	25,000	75,002
Repayment of loans secured by real estate assets	3	(18,496)
Repayment of other note obligations	(19)	(21)
Purchase of treasury stock	—	(847)
Tax benefit from exercise of stock options	—	818
Common stock cash dividend paid	(369)	(368)
Net cash provided by financing activities	24,615	56,088

Net decrease in cash and cash equivalents	8,743	(6,688)
Cash and cash equivalents at beginning of year	19,991	15,964
Cash and cash equivalents at end of period	$28,734	$9,276

See accompanying notes which are an integral part of the consolidated financial statements.

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Dollars in thousands, except per share amounts)

1.              BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference is made to Form 10-K as of and for the year ended June 30, 2007 for Orleans Homebuilders, Inc. and subsidiaries (the “Company”) for additional disclosures, including a summary of the Company’s accounting policies.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of the consolidated financial position of the Company for the periods presented. The interim operating results of the Company may not be indicative of operating results for the full year.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a more-likely than not recognition threshold as well as a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48, as of July 1, 2007. See Note 8 below for additional discussion regarding the impact of the implementation of FIN 48.

The effective income tax rates for the quarters ended September 30, 2007 and 2006 were 37.3% and 38.7%, respectively, excluding the impact of two discrete items recorded during the quarter that had the effect of lowering the total income tax benefit – a revision to a prior year tax contingency reserve of approximately $520 and the prior year income tax return-to-accrual adjustment of approximately $228.

2.              RESIDENTIAL PROPERTIES COMPLETED OR UNDER CONSTRUCTION

Residential properties completed or under construction consist of the following:

	September 30, 2007	June 30, 2007
Under contract for sale	$138,785	$126,856
Unsold	102,546	101,290
Total residential properties completed or under construction	$241,331	$228,146

3.              MORTGAGE AND OTHER NOTE OBLIGATIONS AND SUBORDINATED NOTES

The $494,126 outstanding balance in mortgage and other note obligations at September 30, 2007 consists of $493,950 outstanding under the Revolving Credit Facility, which is discussed below, and $176 under mortgage obligations collateralized by land held for development and sale and improvements. The average daily balance during the three months ended September 30, 2007 was $483,624.

The $105,000 outstanding balance in subordinated notes relates to the sale and issuance of trust preferred securities as discussed below.

Revolving Credit Facility

On September 6, 2007 and effective June 30, 2007, the Company entered into an amendment to the Amended and Restated Credit Agreement described below (“Fourth Amendment”). As discussed in detail below, the Fourth Amendment extended the maturity on a portion of the Credit Facility to December 20, 2009 and reduced the total size to $585,000, as well as amended certain covenants. As of September 30, 2007, the Company was in compliance will all of its covenants as they exist pursuant to the Fourth Amendment.

The Company had $493,950 outstanding and $55,210 of borrowing capacity under its secured revolving credit facility discussed below, of which, $5,675 was available to be drawn based on the Company’s borrowing base. In addition, approximately $35,840 of letters of credit and other assurances of the availability of funds have been provided under the Revolving Credit Facility, as defined below.

Terms of the Revolving Credit Facility:

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc. as guarantor, entered into a Revolving Credit and Loan Agreement for a $500,000 Senior Secured Revolving Credit and Letter of Credit Facility with various banks as lenders (as amended and restated and further amended, the “Revolving Credit Facility”). The Revolving Credit and Loan Agreement was amended on January 24, 2006 via the Amended and Restated Revolving Credit and Loan Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement increased the borrowing limit from $500,000 to $650,000. A subsequent amendment reduced the borrowing limit to $585,000, subject to increase if certain conditions are met. In connection with the Amended Credit Agreement, Orleans Homebuilders, Inc. entered into an amended Guaranty agreement, which was amended on September 6, 2007 by the First Amendment to Guaranty. The Amended and Restated Credit Agreement was amended on November 1, 2006 (the “First Amendment”), February 7, 2007 (the “Second Amendment”), May 8, 2007 (the “Third Amendment”) and September 6, 2007 (the “Fourth Amendment”). The amendments were the result of non-compliance with certain financial covenants in the prior year.

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

Pursuant to the Fourth Amendment, and subject to the terms of the Revolving Credit Facility, approximately $464,000 of the $585,000 Revolving Credit Facility has a maturity date of December 20, 2009 and the remaining $121,000 has a maturity date of December 20, 2008. Included in the $464,000 that will mature on December 20, 2009 is $16,200 related to one bank that accepted the extension terms of the Fourth Amendment subsequent to September 30, 2007, but effective as of the effective date of the Fourth Amendment. Borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus a non-default variable spread ranging from 165 basis points to 275 basis points, depending upon the Company’s leverage ratio. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. At September 30, 2007, the interest rate was 7.874%, which included a 275 basis point spread.

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

As security for all obligations of borrowers to lenders under the Revolving Credit Facility, lenders have a first priority mortgage lien on all real estate admitted to the borrowing base. In addition, Orleans Homebuilders, Inc. has guaranteed the obligations of the borrowers to lenders pursuant to an amended Guaranty executed by Orleans Homebuilders, Inc. on January 26, 2006 and amended on September 6, 2007. Under the Guaranty, Orleans Homebuilders, Inc. granted lenders a security interest in any balance or assets in any deposit or other account that Orleans Homebuilders, Inc. has with any lender.

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

The Revolving Credit Facility also contains various financial covenants. Among other things for periods ending after June 30, 2007, the financial covenants, as amended, require that:

•                  As of the last day of each fiscal quarter, the ratio of the Company’s adjusted EBITDA to debt service for the prior four fiscal quarters cannot be not less than 0.50-to-1.00 for the periods ending March 31, 2008 and June 30, 2008; 0.70-to-1.00 for the periods ending September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009; and 1.00-to-1.00 for the period ending September 30, 2009. As a result of the Fourth Amendment, the Adjusted EBITDA to debt service covenant was waived for the periods ending June 30, 2007, September 30, 2007 and December 31, 2007;

•                  The Company had to maintain a minimum consolidated adjusted tangible net worth equal to a minimum of $200,000 at June 30, 2007. After June 30, 2007, the Company must maintain a minimum consolidated tangible net worth of at least $192,000 plus 50% of the positive net income earned since June 30, 2007 and all of the net proceeds of equity securities issued by the Company after June 30, 2007;

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

•                  The Company must maintain a required liquidity level based on cash plus borrowing base availability and under this covenant, the Company must have (i) at least $10,000 of cash and cash equivalents (as defined) at all times, and (ii) at least $15,000 of liquidity (as defined and including cash and cash equivalents) as of the date of each borrowing base certificate.

•                  Under a minimum cash flow from operations ratio based on cash flow from operations to interest incurred covenant, which is applicable starting with the twelve-month period ending December 31, 2007, if the interest coverage ratio is less than 1.25-to-1.00, the Company must have a cash flow from operations to interest incurred ratio (as defined) of at least 1.50-to-1.00. During the first four quarter periods during which this covenant is applicable, even if the interest coverage ratio is less than 1.25-to-1.00, the cash flow from operations ratio may be less than 1.50-to-1.00 during any one period, so long as it is greater than 1.00-to-1.00. Cash flow from operations is calculated based on the last twelve months cash flow from operations and adjusted for interest expense and includes any amounts from the disposition of model homes that are subject to a sale-leaseback transaction to the extent such amounts are not otherwise included in net cash provided by operating activities.

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

Trust Preferred Securities

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

On August 13, 2007, the Company entered into Supplemental Indenture No. 1 (the “Supplemental Indenture”), to the $75,000 of trust preferred securities, which amended the terms of the securities, as follows:

•                  The Supplemental Indenture deferred the potential start of the payment of the “Adjusted Interest Rate”, which is 3% over the “Regular Interest Rate” of 8.61%, for four quarters so that the earliest that the Adjusted Interest Rate could be payable is with the coupon payable on October 30, 2008, rather than on October 30, 2007, the first date that OHI Financing, Inc. (“OHI Financing”) would have been required to pay the Adjusted Interest Rate. Specifically, the Indenture was revised to provide that the first fiscal quarter end at which the applicable interest coverage ratio and minimum consolidated tangible net worth measure must be met for at least three of the last four consecutive fiscal quarters for purposes of determining the applicability of the Adjusted Interest Rate is the fiscal quarter ending June 30, 2008. If the applicable interest coverage ratio or minimum consolidated tangible net worth measure is not met as of the end of a fiscal quarter for at least three of the last four consecutive fiscal quarters ending on or after June 30, 2008, the applicable rate of interest increases to the Adjusted Interest Rate.

•                  Under the Supplemental Indenture, OHI Financing will generally have to make eight consecutive Adjusted Interest Rate coupon payments (other than the eight consecutive Adjusted Interest Rate coupon payments that could be made on each of the coupon payment dates from October 30, 2008 to and including July 30, 2010) to cause an event of default under the Supplemental Indenture (or in some cases six consecutive coupon payments) rather than the four consecutive coupon payments in the original Indenture. More specifically, the Supplemental Indenture provides that the earliest an event of default could occur as a result of the payment of the Adjusted Interest Rate is (i) upon the payment of the Adjusted Interest Rate coupon for October 30, 2010, if applicable, provided there have been eight prior consecutive Adjusted Interest Rate coupons paid by OHI Financing; (ii) on either the fiscal quarter ended March 31, 2010 or the fiscal year ended June 30, 2010, if at either date both the trailing twelve months’ interest coverage ratio is less than 1.25 to 1, and OHI Financing has made the six prior consecutive Adjusted Interest Rate coupon payments; or (iii) on the fiscal quarter ended September 30, 2010, if at such time both the trailing twelve months’ interest coverage ratio is less than 1.75 to 1, and OHI Financing has made the eight prior consecutive Adjusted Interest Rate coupon payments. The Adjusted Interest Rate must be paid for eight (or in some instances six) consecutive coupons in order to trigger an event of default. If the interest coverage ratio test and the minimum consolidated tangible net worth test are both met, OHI Financing will make the payment of the Regular Interest Rate for the next coupon, and the Adjusted Interest Rate test “resets” requiring OHI Financing to make eight (or in some instances six) new consecutive coupon payments at the Adjusted Interest Rate before triggering an event of default. The interest coverage ratio and minimum consolidated tangible net worth measure are not traditional financial maintenance covenants; they are only utilized in determining if the Adjusted Interest Rate or the Regular Interest Rate is applicable.

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

•                  The optional redemption provisions of the Indenture were modified to generally provide that OHI Financing may, at its option, on any date that is on or after January 30, 2011, redeem the Trust Preferred issue in whole or in part at a redemption price equal to one hundred percent (100%) of the principal amount, plus any accrued and unpaid interest.

Previously, redemption of the issue was permitted only on interest coupon payment dates on or after January 30, 2011.

•                  Provisions were added to the Indenture permitting “legal defeasance” and “covenant defeasance”, subject to certain terms and conditions, including the posting of cash or certain government obligations in an amount sufficient to pay and discharge the payment obligations of the securities to the stated maturity or the redemption date, as the case may be. For purposes of these legal defeasance and covenant defeasance provisions, the interest rate at which the securities bear interest is a fixed rate equal to 8.61% per annum.

•                  To allow the Supplemental Indenture to become effective, OHI Financing established a $5,000 reserve fund for the benefit of the holders of the trust preferred securities by posting a letter of credit with the trustee under the Supplemental Indenture. If the Adjusted Interest Rate is in effect for the four consecutive coupon payments ending July 30, 2009, this reserve fund must be increased by $2,500. Under certain events of default, this reserve fund may be drawn by the trustee and used in respect of the trust preferred obligations. The Supplemental Indenture also provides for the release of the reserve fund upon the earlier of compliance with the applicable interest coverage ratio resulting in OHI Financing paying interest at the regular interest rate rather than the Adjusted Interest Rate, or redemption or defeasance of the notes in accordance with the terms of the Supplemental Indenture. This reserve fund has been established in accordance with the terms of the Supplemental Indenture.

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

4.              STOCK BASED COMPENSATION

Stock Option Plans

On August 26, 2004, the board of directors of the Company adopted the Orleans Homebuilders, Inc. 2004 Omnibus Stock Incentive Plan (as subsequently amended, the “2004 Stock Incentive Plan”), which is intended to function as an amendment, restatement and combination of all stock option and award plans of the Company other than the Orleans Homebuilders, Inc. Stock Award Plan.

In December 2004, the FASB revised SFAS No. 123 through the issuance of SFAS No. 123-R “Share- Based Payment”, revised (“SFAS 123-R”). SFAS 123-R was effective for the Company commencing July 1, 2005. SFAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair value based method in SFAS 123-R is similar to the fair-value-based method in SFAS No. 123 in most respects, subject to certain key differences. The Company previously adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock awards granted and, as such, the impact of the modified prospective adoption of SFAS 123-R did not have a significant impact on the financial position or results of operations of the Company.

During the three months ended September 30, 2007 and 2006, the Company recognized $474 and $365, respectively, of stock based compensation expense related to stock options.

The following summarizes stock option activity for the Company’s stock option plans during the three months ended September 30, 2007:

	Shares		Weighted Average Price
Outstanding at June 30, 2007	645,000		$13.46
Granted	—		N/A
Exercised	—		N/A
Cancelled	—		N/A
Outstanding at September 30, 2007	645,000		$13.46

Exercisable at September 30, 2007	210,625	*	$8.83

*113,126 of the 210,625 options exercisable at September 30, 2007 have a market value in excess of the strike price.

No stock options were exercised during the three months ended September 30, 2007. The intrinsic value of stock options exercised during the three months ended September 30 2006 was $2,046.

There were no options granted during the three months ended September 30, 2007 and 2006.

The following table summarizes information about the Company’s stock options at September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Outstanding at June 30, 2007	Weighted Average Contractual Life	Weighted Average Exercise Price	Exercisable at June 30, 2007	Weighted Average Exercise Price
$1.19	95,000	0.6	$1.19	95,000	$1.19
2.06	2,500	1.2	2.06	2,500	2.06
10.64	30,000	5.8	10.64	30,000	10.64
15.60 - 15.63	490,000	9.1	15.62	62,500	15.63
21.60	27,500	6.9	21.60	20,625	21.60
	645,000	7.5	$13.46	210,625	$8.83

The aggregate intrinsic value for outstanding stock options and for stock options that are exercisable as of September 30, 2007 was $443 and $443, respectively.

The Company uses the Black-Scholes option pricing model to determine the aggregate fair value of the stock options granted. The aggregate fair value of the Company’s stock option grants are amortized to compensation expense over their respective vesting periods and included in selling, general and administrative expenses on the Consolidated Statements of Operations. The Company typically issues shares of common stock from treasury stock upon the exercise of stock options, but such shares may also be newly issued.

Stock Award Plans

In October 2003, the Board of Directors adopted the Orleans Homebuilders, Inc. Stock Award Plan (the “Stock Award Plan”). The Stock Award Plan provides for the grant of stock awards of up to an aggregate of 400,000 shares of the Company’s common stock. The Stock Award Plan allows for the payment of all or a portion of the incentive compensation awarded under the Company’s bonus compensation plans to be paid by means of a transfer of shares of common stock. The plan has a ten year life and is open to all employees of the Company and its subsidiaries. At September 30, 2007, the Company had awarded 155,904 shares of common stock under the Stock Award Plan and the Company had 244,096 shares of the common stock available to issue under the Stock Award Plan.

During the three months ended September 30, 2007 and 2006, the Company did not grant any stock awards.

During the three months ended September 30, 2007 and 2006, the Company recognized $85 and $91, respectively, of stock based compensation expense related to stock awards.

5.              EMPLOYEE RETIREMENT PLAN

On December 1, 2005, the Company adopted an unfunded, non-qualified target defined benefit retirement plan, effective as of September 1, 2005, which covers a group of management employees of the Company. The Company owns life insurance policies on all participants in the Supplemental Executive Retirement Plan (“SERP”). This SERP, which was amended on March 13, 2006 and again on September 27, 2007, is intended to provide the participants with an annual supplemental retirement benefit based upon their years of service with the Company and highest average compensation for five consecutive years. The annual supplemental benefit for each participant will be adjusted based on the actual performance of the SERP compared to the target.

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

The Company recognized the following costs related to the SERP for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006
Net periodic pension cost:
Service cost	$153	$170
Interest cost	85	94
Amortization of prior service cost	103	90
Amortization of actuarial gain	(46)	—
Total net periodic pension cost	$295	$354

6.              EARNINGS (LOSS) PER SHARE

The weighted average number of shares used to compute basic earnings (loss) per common share and diluted earnings (loss) per common share and a reconciliation of the numerator and denominator used in the computation for the three months ended September 30, 2007 are shown in the following table:

	Three Months Ended September 30,
	2007		2006
Weighted average common shares issued	18,698		18,698
Less: Average treasury shares outstanding	(196)		(335)
Basic EPS shares	18,502		18,363
Effect of assumed shares under treasury stock method for stock options	—	(1)	310
Diluted EPS shares	18,502		18,673

Net (loss) income for basic and diluted EPS	$(2,055)		$3,899

 (1) For the three months ended September 30, 2007, the Company used basic shares outstanding to compute diluted earnings per common share as the use of the diluted shares outstanding was anti-dilutive on the diluted earnings per common share calculation.

7.              COMPREHENSIVE INCOME

For the three months ended September 30, 2007 and 2006, total comprehensive income (loss) equals net income (loss).

8.              INCOME TAXES

As discussed in Note 1 above, in June 2006, the FASB issued FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability or (c) both (a) and (b). Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in FAS 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation.

As of July 1, 2007, the Company adopted the provisions of FIN 48. The Company recognized the cumulative effect of applying its provisions by reducing its July 1, 2007 retained earnings opening balance by $715 with a corresponding increase to the appropriate tax liability accounts. The amount of unrecognized tax benefit as of July 1, 2007 after the FIN 48 adjustment was $2,535. This amount relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate of the Company.

The Company’s unrecognized tax liability results primarily from the varying application of statutes, regulations and interpretations including recent state tax cases regarding similar issues. The Company anticipates that it will pay substantially all of the balance associated with its uncertain tax positions within the next six months as it has entered into a voluntary disclosure agreement to resolve an issue.

The Company files income tax returns at the U.S. federal level and in various state jurisdictions. The Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2002.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense. At July 1, 2007, the Company had accrued approximately $1,300 for the payment of interest and penalties.

The impact of the adoption of FIN 48 on retained earnings as of July 1, 2007 is as follows (in thousands):

Retained earning as of June 30, 2007	$154,003
Impact of adoption of FIN 48 on retained earnings as of July 1, 2007	(715)
Retained earnings as of July 1, 2007	$153,288

9.              SEGMENT REPORTING

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the manner in which public enterprises report segment information about operating segments. The Company has determined that its operations primarily involve five reportable homebuilding segments operating in thirteen markets. Revenues are primarily derived from the sale of homes which the Company constructs. The segments reported have been determined to have similar economic characteristics including similar historical and expected future operating performance, employment trends, land acquisitions and land constraints, municipality behavior and met the other aggregation criteria in SFAS 131. The reportable homebuilding segments include operations conducting business in the following states:

Northern:  southeastern Pennsylvania, central New Jersey, southern New Jersey and Orange County, New York

Southern:  Charlotte, Raleigh and Greensboro, North Carolina, Richmond

and Tidewater, Virginia

Midwestern:  Chicago, Illinois

Florida: Orlando and Palm Coast, Florida

Western:  Phoenix, Arizona.

The Company’s evaluation of segment performance is based on net income. Below is a summary of revenue and net income for each reportable segment for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,
	2007	2006
Total Revenue
Northern	$51,140	$49,646
Southern	48,505	74,113
Midwestern	13,538	21,426
Florida	8,269	18,417
Western	—	—
Corporate and unallocated(1)	1,424	1,500
Consolidated Total	$122,876	$165,102

Net Income (Loss)
Northern	$(405)	$1,220
Southern	(392)	4,382
Midwestern	(918)	1,047
Florida	(689)	(579)
Western	(291)	(143)
Corporate and unallocated(1)	640	(2,028)
Consolidated Total	$(2,055)	$3,899

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

10.       COMMITMENTS AND CONTINGENCIES

At September 30, 2007, the Company had outstanding bank letters of credit, surety bonds and financial security agreements amounting to $136,160 as collateral for completion of improvements at various developments of the Company.

As of September 30, 2007, the Company owned or controlled approximately 10,177 building lots. As part of the aforementioned building lots, the Company has contracted to purchase, or had under option, undeveloped land and improved lots for an aggregate purchase price of approximately $154,691, which are expected to yield approximately 2,519 building lots. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is usually contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers.

From time to time, the Company is named as defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of the Company any such liability will not have a material adverse effect on the financial position or operating results of the Company.

ITEM 2.                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Orleans Homebuilders, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, “OHB”, “Orleans”, “we”, “us” or “our”) market, develop and build high-quality, single-family homes, townhomes and condominiums to serve various types of homebuyers, including move-up, luxury, empty nester, active adult and first-time homebuyers. The Company believes this broad range of home designs gives it flexibility to address economic and demographic trends within its markets. The Company has been in operation since 1918 and is currently engaged in residential real estate development in the following thirteen markets: southeastern Pennsylvania; central New Jersey; southern New Jersey; Orange County, New York; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Chicago, Illinois; Orlando and Palm Coast, Florida; and Phoenix, Arizona. The Company’s Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina. The Company has operated in its Pennsylvania and New Jersey markets for nearly 90 years and began operations in its North Carolina and Virginia markets in fiscal 2001 through the acquisition of Parker & Lancaster Corporation (“PLC”), a privately-held residential homebuilder. The Company entered the Orlando and Palm Coast, Florida markets on July 28, 2003 through its acquisition of Masterpiece Homes, Inc. (“Masterpiece Homes”), a privately-held residential homebuilder. On July 28, 2004, the Company entered the Chicago, Illinois market through the acquisition of Realen Homes, L.P. (“Realen Homes”), an established privately-held homebuilder with operations in Chicago, Illinois and southeastern Pennsylvania. On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired, through a wholly-owned subsidiary, certain real estate assets from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which, at the time the Company acquired the assets, were wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, “Peachtree Residential Properties”). In December 2005, the Company entered the Phoenix, Arizona market as a start-up operation via the purchase of an undeveloped parcel of land. In July 2007, the Company exited the Palm Bay, Florida market.

References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ended June 30th of that year. For example, the phrases “fiscal 2008”, “2008 fiscal year” or “year ended June 30, 2008” refer to the fiscal year ended June 30, 2008. When used in this report, the “northern region” segment refers to the Company’s markets in Pennsylvania, New Jersey and New York, which includes the southeastern Pennsylvania operations of Realen Homes that were acquired on July 28, 2004; the “southern region” segment refers to the Company’s markets in North Carolina and Virginia, as well as the adjacent counties in South Carolina; the “midwestern region” segment refers to the Company’s market in Illinois; the “Florida region” segment refers to the Company’s market in Florida; and the “western region” segment refers to the Company’s market in Arizona.

Results of Operations

New Orders, Residential Revenues and Backlog:

During the second half of fiscal 2006 and all of fiscal 2007, the Company and the entire housing industry have faced several significant challenges in the housing market as a whole. These challenges continued throughout the three months ended September 30, 2007 and include decreased homebuyer demand due to lower consumer confidence in the overall housing market, increased uncertainty in the overall mortgage market, increased underwriting standards and an increase in foreclosures.

Despite the challenges in the housing market, the Company has experienced an increase in net new orders as compared to the same period in the prior year for the third consecutive quarter.

For the tables below setting forth certain details as to residential sales activities, the information is provided for the three months ended September 30, 2007 and 2006 in the case of residential revenue earned and new orders, and as of September 30, 2007 and 2006 in the case of backlog. The Company considers a sales contract or a potential sale to be classified as a new order.

	Three months ended September 30
	2007	2006	Change	% Change
	(in thousands)
New orders
Dollars	$132,576	$117,763	$14,813	12.6%
Units	303	249	54	21.7%
Average sales price	$438	$473	$(35)	(7.4)%

Residential revenues earned
Dollars	$119,357	$161,772	$(42,415)	(26.2)%
Units	263	363	(100)	(27.5)%
Average sales price	$454	$446	$8	1.8%

Backlog
Dollars	$331,132	$290,667	$40,465	13.9%
Units	649	601	48	8.0%
Average sales price	$510	$484	$26	5.4%

The increase in new orders noted above is primarily attributable to an increased market presence through the addition of several new communities. As of September 30, 2007, the Company operated in 102 communities as compared to 94 communities at September 30, 2006.

The decrease in residential revenues earned is primarily the result of sales and marketing incentives, including price reductions, taken over the course of the end of the prior fiscal year in an effort to increase absorption rates and reduce completed home inventory levels. The Company believes that it has reduced its completed home inventory levels to appropriate levels given the current market conditions in which it operates.

Changes in backlog are the net result of changes in net new orders and residential revenues earned.

Cancellations for the three months ending September 30, 2007 were 21% of new orders compared to 32% for the three months ending September 30, 2006. This decrease is primarily the result of abnormally high cancellations during the three months ended September 30, 2006 in the Company’s Florida region, which resulted from the exit of investors in this region. The Company believes that cancellation rates have stabilized and believes that most of the backlog at September 30, 2007 will be delivered during fiscal year 2008.

Northern Region:

	Three months ended September 30
	2007	2006	Change	% Change
	(in thousands)
New orders
Dollars	$53,582	$55,492	$(1,910)	(3.4)%
Units	113	115	(2)	(1.7)%
Average sales price	$474	$483	$(9)	(1.9)%

Residential revenues earned
Dollars	$51,026	$48,591	$2,435	5.0%
Units	105	96	9	9.4%
Average sales price	$486	$506	$(20)	(4.0)%

Backlog
Dollars	$147,191	$107,424	$39,767	37.0%
Units	263	213	50	23.5%
Average sales price	$560	$504	$56	11.1%

The Company’s northern region is comprised of its Southeastern Pennsylvania, Central New Jersey, Southern New Jersey and Orange County, New York markets. The Company believes that its geographic mix in this market allows it to compete better than if it were situated in one or two concentrated markets. In the northern region, the Company currently builds homes primarily targeted toward move-up, luxury, empty nester and active adult homebuyers.

The decrease in new orders for the northern region noted above is primarily the result of the decline in market conditions as noted above. Additionally, the Company’s northern region experienced a decline in the average sales price as incentives were increased in an effort to stimulate new sales growth and increase absorption.

The increase in residential revenues earned is primarily the result of new communities that were open during the three months ended September 30, 2007 that were not open or were in the early sales stage and did not have closings during the three months ended September 30, 2006. The increase in residential revenues was partially offset by a decrease in the average sales price as incentives were increased to stimulate sales growth and product mix shifted towards lower priced homes.

Southern Region:

	Three months ended September 30
	2007	2006	Change	% Change
	(in thousands)
New orders
Dollars	$58,582	$47,670	$10,912	22.9%
Units	121	94	27	28.7%
Average sales price	$484	$507	$(23)	(4.5)%

Residential revenues earned
Dollars	$48,373	$73,693	$(25,320)	(34.4)%
Units	100	155	(55)	(35.5)%
Average sales price	$484	$475	$9	1.9%

Backlog
Dollars	$140,737	$127,621	$13,116	10.3%
Units	264	241	23	9.5%
Average sales price	$533	$530	$3	0.6%

The Company’s southern region is comprised of its Richmond and Tidewater, Virginia and its Charlotte, Raleigh and Greensboro, North Carolina

markets. The Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina. The Company in the southern region currently builds homes targeted toward move-up and luxury homebuyers.

The increase in new orders is primarily the result new communities that were open during the three months ended September 30, 2007 that were not open during the three months ended September 30, 2006. These new communities, on average, had a lower average selling price, which resulted in the decrease in selling price noted above. Additionally, the Company’s southern region increased sales incentives in existing communities in an effort to drive sales growth.

The decrease in residential revenues earned is primarily the result of the decline in market conditions for this region during the second half of fiscal 2007 and into the first quarter of fiscal 2008.

Midwestern Region:

	Three months ended September 30
	2007	2006	Change	% Change
	(in thousands)
New orders
Dollars	$13,436	$16,479	$(3,043)	(18.5)%
Units	40	38	2	5.3%
Average sales price	$336	$434	$(98)	(22.6)%

Residential revenues earned
Dollars	$12,836	$21,311	$(8,475)	(39.8)%
Units	28	48	(20)	(41.7)%
Average sales price	$458	$444	$14	3.2%

Backlog
Dollars	$28,532	$32,506	$(3,974)	(12.2)%
Units	67	71	(4)	(5.6)%
Average sales price	$426	$458	$(32)	(7.0)%

In its midwestern region, the Company has operations in the Chicago area. The Company in the midwestern region currently builds homes primarily targeted toward the move-up homebuyer.

During the three months ended September 30, 2007, new order dollars decreased while the number of units sold increased. The decrease in the average selling price is primarily the result of increased sales incentives offered in an effort to drive sales growth and improve absorption.

The decrease in residential revenues earned is primarily the result of the overall decline in market conditions in this region.

Florida Region:

	Three months ended September 30
	2007	2006	Change	% Change
	(in thousands)
New orders
Dollars	$6,976	$(1,878)	$8,854	N/M
Units	29	2	27	N/M
Average sales price	$241	N/M	N/M	N/M

Residential revenues earned
Dollars	$7,122	$18,177	$(11,055)	(60.8)%
Units	30	64	(34)	(53.1)%
Average sales price	$237	$284	$(47)	(16.5)%

Backlog
Dollars	$14,672	$23,116	$(8,444)	(36.5)%
Units	55	76	(21)	(27.6)%
Average sales price	$267	$304	$(37)	(12.2)%

N/M – Not Meaningful

The above table reflects results from the Company’s Florida region for the three months ended September 30, 2007 and 2006. In its Florida region, the Company has operations in the Orlando and Palm Coast markets. The current and prior year periods also reflect results from the Palm Bay market that was substantially exited during the first quarter of fiscal 2008. The Company in the Florida region currently builds homes primarily targeted toward first-time move-up and entry level homebuyers.

The increase in new orders for the three months ended September 30, 2007 is primarily the result of substantially lower level of cancellations for the three months ended September 30, 2007 when compared to the three months ended September 30, 2006. The Company’s Florida region experienced a 31.0% cancellation rate during the three months ended September 30, 2007 as compared with a 96.6% cancellation rate for the three months ended September 30, 2006. The high cancellation rate for the three months ended September 30, 2006 was primarily the result of investors exiting the market due to the deteriorating market conditions. These cancellations contributed to negative new order dollars for the three months ended September 30, 2006.

The decline in residential revenues earned is primarily the result of the overall decline in market conditions. Additionally, during the three months ended September 30, 2006, the Company’s Florida region offered sales incentives in an effort to drive closings on completed inventory, which was inflated as a result of the 96.6% cancellation rate for the three months ended September 30, 2006 noted above. In response to the prevailing market conditions in the Florida region, the Company has continued to decrease its average selling price in order to drive new sales and closings.

Additionally, demand in the Florida region for first-time buyers has decreased due to the tightening of the mortgage markets and the inability of a large portion of the demographic to obtain financing for new home purchases. As the average sales price in the Florida region is significantly less than the average sales price in the Company’s other regions, the Company believes that the targeted demographic in this region is more prone to uncertainties in the mortgage markets, especially the sub-prime mortgage market.

Western Region:

The Company’s western region has operations in the Phoenix, Arizona area. The Company entered the western region as a start-up operation via the purchase of an undeveloped parcel of land in December 2005. The Company’s western region had its first new order in this region subsequent to September 30, 2007.

Costs and Expenses:

Residential Properties:

	Three months ended September 30
	2007	2006	Change	% Change
	(in thousands)
Residential Properties
Earned revenues	$119,357	$161,772	$(42,415)	(26.2)%
Cost of residential properties	102,953	131,313	(28,360)	(21.6)%
Gross profit margin	$16,404	$30,459	$(14,055)	(46.1)%
Gross profit margin %	13.7%	18.8%

The costs of residential properties decreased primarily as a result of the decreases in residential units completed, as noted above. The decrease in gross profit percentage is primarily the result of sales incentives offered in an attempt to generate sales growth and increase absorption rates. The decrease in gross profit percentage was experienced in all of the Company’s regions.

In addition, the Company sells a variety of home types in various communities and regions, each yielding a different gross profit margin. As a result, depending on the mix of both communities and home types delivered, the consolidated gross profit margin may fluctuate up and down on a periodic basis and periodic profit margins may not be representative of the consolidated gross profit margin for future years.

Selling, General and Administrative:

	Three months ended September 30
	2007	2006	Change	% Change
	(in thousands)
Selling, General and Administrative
Selling and advertising	$6,672	$7,037	$(365)	(5.2)%
Commissions	4,288	6,026	(1,738)	(28.8)%
General and administrative	7,793	11,996	(4,203)	(35.0)%
Total	$18,753	$25,059	$(6,306)	(25.2)%

Selling and advertising costs include amortization of deferred marketing costs and other selling costs. These costs decreased primarily as a result of reduced sales office headcount, as part of headcount reductions that were completed in July 2007.

The decrease in commission expense is primarily attributable to the decrease in residential revenues as noted above. Commission expense as a percentage of residential revenue decreased to 3.6% for the three months ended September 30, 2007 from 3.7% for the three months ended September 30, 2006.

The decrease in general and administrative costs is attributable to decreases in payroll expense, relating to the headcount reductions that were completed in July 2007 and overall decreases in controllable costs as the Company adjusted to the decline in market conditions. Included in general and administrative costs for the three months ended September 30, 2007 and 2006 were $400 and $1,313, respectively, related to the write-off of abandoned projects and other pre-acquisition costs.

As noted above, during the three months ended September 30, 2007, the Company completed a round of headcount reductions. The headcount reductions were taken in several stages throughout the prior and current fiscal year and across all of the Company’s regions in response to the general downturn in the homebuilding industry.

The Company reviewed its land under option and agreements of sale and other pre-acquisition costs to determine if the anticipated economics of the transaction remained acceptable to the Company given the state of the homebuilding industry. For those agreements deemed unfavorable, the Company attempted to renegotiate the transaction to more favorable terms. In those situations where the contract could not be renegotiated on terms the Company believed were favorable to the Company, the option or agreement of sale was written-off, resulting in the write-off of abandoned projects and other-pre-acquisition costs noted above.

Land Sales and Other Income:

	Three months ended September 30
	2007	2006	Change
	(in thousands)
Land sales
Earned revenues	$1,186	$408	$778
Costs and expenses	(1,258)	(374)	(884)
Gross (loss) profit	$(72)	$34	$(106)

Other income (expense)
Other income	$2,333	$2,922	$(589)
Other expense	(1,998)	(1,999)	1

The Company continued to pursue land sales during the three months ended September 30, 2007, in response to the overall decline in market conditions, as a way to increase liquidity. The increase in land sales primarily relates to the sale of lots in the Florida region as the Company exited the Palm Bay market during the three months ended September 30, 2007.

Other income consists primarily of property management fees and mortgage processing income, while other expense consists primarily of the costs of property management and mortgage processing, along with depreciation expense for the Company. The decrease in other income is primarily attributable to decreases in property management fees and interest income earned. The decrease in other expenses is primarily related to decreased costs associated with the mortgage processing business.

The Company’s mortgage processing business assists homebuyers in obtaining financing directly from unaffiliated lenders. The Company does not fund or service the mortgage loans, nor does it assume any credit or interest rate risk in connection with originating the mortgages.

Income Taxes and Net Loss:

	Three months ended September 30
	2007	2006	Change
	(in thousands)
Pre-tax (loss) income	$(2,086)	$6,357	$(8,443)
Income tax (benefit) expense	(31)	2,458	(2,489)
Net (loss) income	$(2,055)	$3,899	$(5,954)

In all of the Company’s regions, the decrease in net (loss) income is the result of the overall deterioration in market conditions in the housing industry. The deterioration in market conditions has led to decreases in residential revenue and gross profit margin.

The effective income tax rate has decreased to 37.3% for the three months ended September 30, 2007 from 38.7% for the three months ended September 30, 2006. The current year period also includes the impact of a revision to a prior year tax contingency reserve of approximately $0.5 million and a prior year income tax return-to-accrual adjustment of approximately $0.2 million.

Liquidity and Capital Resources

On an ongoing basis, the Company requires capital for expenditures to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales.  These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities.  The Company’s sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured.  In an effort to increase liquidity, the Company is actively pursuing the sales of various parcels of land, as well as several alternatives for selling a portion of its model home portfolio; however, the Company can offer no assurances as to whether or when such transactions will occur or whether the transactions will be on terms advantageous to the Company.  The Company believes that cash on hand, funds generated from operations and financial commitments from available lenders will provide sufficient capital for the Company to meet its existing operating needs.

Revolving Credit Facility

At September 30, 2007, the Company had $55.2 million of borrowing capacity under its secured revolving credit facility discussed below, of which approximately $5.7 million was available to be drawn based upon the Company’s borrowing base. A majority of the Company’s debt is variable rate, based on the 30-day LIBOR rate, and therefore, the Company is exposed to market risk in connection with interest rate changes. At September 30, 2007, the 30-day LIBOR rate of interest was 5.124%.

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc., as guarantor, entered into a Revolving Credit and Loan Agreement for a $500.0 million Senior Secured Revolving Credit and Letter of Credit Facility with various banks as lenders (as amended and restated and further amended, the “Revolving Credit Facility”). The Revolving Credit and Loan Agreement was amended on January 24, 2006 via the Amended and Restated Revolving Credit and Loan Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement increased the borrowing limit from $500.0 million to $650.0 million. A subsequent amendment reduced the borrowing limit to $585.0 million, subject to increase if certain conditions are met. In connection with the Amended Credit Agreement, Orleans Homebuilders, Inc. entered into an amended Guaranty agreement, which was amended on September 6, 2007 by the First Amendment to Guaranty. The Amended and Restated Credit Agreement was amended on November 1, 2006 (the “First Amendment”), February 7, 2007 (the “Second Amendment”), May 8, 2007 (the “Third Amendment”) and September 6, 2007 (the “Fourth Amendment”).

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

Pursuant to the Fourth Amendment, and subject to the terms of the Revolving Credit Facility, approximately $464.0 million of the $585.0 million Revolving Credit Facility has a maturity date of December 20, 2009 and the remaining $121.0 million has a maturity date of December 20, 2008. Included in the $464.0 million that will mature on December 20, 2009 is $16.2 million related to one bank that accepted the extension terms of the Fourth Amendment subsequent to September 30, 2007, but effective as of the effective date of the Fourth Amendment. Borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus a non-default variable spread ranging from 165.0 basis points to 275.0 basis points, depending upon the Company’s leverage ratio. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. At September 30, 2007, the interest rate was 7.874%, which included a 275.0 basis point spread.

The total amount of loans and advances outstanding at any time under the Revolving Credit Facility may not exceed the lesser of the then-current borrowing base availability or the revolving sublimit as defined in the Revolving Credit Facility. Pursuant to the Fourth Amendment, the revolving sublimit is $585.0 million, subject to reduction on December 20, 2008. The borrowing base availability is based on the lesser of the appraised value or cost of real estate owned by the Company that has been admitted to the borrowing base. Various conditions must be satisfied in order for real estate to be admitted to the borrowing base, including that a mortgage in favor of lenders has been delivered to the agent for lenders and that all governmental approvals necessary to begin development of for-sale residential housing, other than building permits and certain other permits borrower in good faith believes will be issued within 120 days, have been obtained. Depending on the stage of development of the real estate, the loan to value or loan to cost advance rate ranges from 50% to 95% of the appraised value or cost of the real estate.

As security for all obligations of borrowers to lenders under the Revolving Credit Facility, lenders have a first priority mortgage lien on all real estate admitted to the borrowing base. In addition, Orleans Homebuilders, Inc. has guaranteed the obligations of the borrowers to lenders pursuant to an amended Guaranty executed by Orleans Homebuilders, Inc. on January 26, 2006 and amended on September 6, 2007. Under the Guaranty, Orleans Homebuilders, Inc. granted lenders a security interest in any balance or assets in any deposit or other account that Orleans Homebuilders, Inc. has with any lender.

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

The Revolving Credit Facility also contains various financial covenants. Among other things for periods ending after June 30, 2007, the financial covenants, as amended, require that:

•                  As of the last day of each fiscal quarter, the ratio of the Company’s adjusted EBITDA to debt service for the prior four fiscal quarters cannot be not less than 0.50-to-1.00 for the periods ending March 31, 2008 and June 30, 2008; 0.70-to-1.00 for the periods ending September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009; and 1.00-to-1.00 for the periods ending September 30, 2009 through maturity. As a result of the Fourth Amendment, the Adjusted EBITDA to debt service covenant was waived for the periods ending June 30, 2007, September 30, 2007 and December 31, 2007;

•                  The Company had to maintain a minimum consolidated adjusted tangible net worth equal to a minimum of $200.0 million at June 30, 2007. After June 30, 2007, the Company must maintain a minimum consolidated tangible net worth of at least $192.0 million plus 50% of the positive net income earned since June 30, 2007 and all of the net proceeds of equity securities issued by the Company after June 30, 2007;

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

•                  The Company must maintain a required liquidity level based on cash plus borrowing base availability and under this covenant, the Company must have (i) at least $10.0 million of cash and cash equivalents (as defined) at all times, and (ii) at least $15.0 million of liquidity (as defined and including cash and cash equivalents) as of the date of each borrowing base certificate.

•                  Under a minimum cash flow from operations ratio based on cash flow from operations to interest incurred covenant, which is applicable starting with the twelve-month period ending December 31, 2007, if the interest coverage ratio is less than 1.25-to-1.00, the Company must have a cash flow from operations to interest incurred ratio (as defined) of at least 1.50-to-1.00. During the first four quarter periods during which this covenant is applicable, even if the interest coverage ratio is less than 1.25-to-1.00, the cash flow from operations ratio may be less than 1.50-to-1.00 during any one period, so long as it is greater than 1.00-to-1.00. Cash flow from operations is calculated based on the last twelve months cash flow from operations and adjusted for interest expense and includes any amounts from the disposition of model homes that are subject to a sale-leaseback transaction to the extent such amounts are not otherwise included in net cash provided by operating activities.

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

•                  The entry of a judgment or judgments against borrower(s) or the Company: (i) in an aggregate amount that is at least $0.5 million in excess of available insurance proceeds, if such judgment or judgments are not dismissed or bonded within 30 days; or (ii) that prevents borrowers from conveying lots and units in the ordinary course of business if such judgment or judgments are not dismissed or bonded within 30 days; or the issuance of any writs of attachment, execution or garnishment against any borrower or the Company;

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

Trust Preferred Securities

On November 23, 2005, the Company issued $75.0 million of trust preferred securities which mature on January 30, 2036 and are callable, in whole or in part, at par plus accrued interest on or after January 30, 2011. For the first ten years, the securities have a fixed interest rate of 8.61% per annum, provided that certain covenant levels are maintained. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 360 basis points per annum, resetting quarterly. The securities are treated as debt obligations for financial statement purposes. The Company used proceeds from the sale of these securities to repay outstanding obligations under the Revolving Credit Facility discussed above.

On August 13, 2007, the Company entered into Supplemental Indenture No. 1 (the “Supplemental Indenture”), to the $75.0 million of trust preferred securities, which amended the terms of the securities, as follows:

•                  The Supplemental Indenture deferred the potential start of the payment of the “Adjusted Interest Rate”, which is 3% over the “Regular Interest Rate” of 8.61%, for four quarters so that the earliest that the Adjusted Interest Rate could be payable is with the coupon payable on October 30, 2008, rather than on October 30, 2007, the first date that OHI Financing, Inc. (“OHI Financing”) would have been required to pay the Adjusted Interest Rate. Specifically, the Indenture was revised to provide that the first fiscal quarter end at which the applicable interest coverage ratio and minimum consolidated tangible net worth measure must be met for at least three of the last four consecutive fiscal quarters for purposes of determining the applicability of the Adjusted Interest Rate is the fiscal quarter ending June 30, 2008. If the applicable interest coverage ratio or minimum consolidated tangible net worth measure is not met as of the end of a fiscal quarter for at least three of the last four consecutive fiscal quarters ending on or after June 30, 2008, the applicable rate of interest increases to the Adjusted Interest Rate.

•      Under the Supplemental Indenture, OHI Financing will generally have to make eight consecutive Adjusted Interest Rate coupon payments (other than the eight consecutive Adjusted Interest Rate coupon payments that could be made on each of the coupon payment dates from October 30, 2008 to and including July 30, 2010) to cause an event of default under the Supplemental Indenture (or in some cases six consecutive coupon payments) rather than the four consecutive coupon payments in the original Indenture. More specifically, the Supplemental Indenture provides that the earliest an event of default could occur as a result of the payment of the Adjusted Interest Rate is (i) upon the payment of the Adjusted Interest Rate coupon for October 30, 2010, if applicable, provided there have been eight prior consecutive Adjusted Interest Rate coupons paid by OHI Financing; (ii) on either the fiscal quarter ended March 31, 2010 or the fiscal year ended June 30, 2010, if at either date both the trailing twelve months’ interest coverage ratio is less than 1.25 to 1, and OHI Financing has made the six prior consecutive Adjusted Interest Rate coupon payments; or (iii) on the fiscal quarter ended September 30, 2010, if at such time both the trailing twelve months’ interest coverage ratio is less than 1.75 to 1, and OHI Financing has made the eight prior consecutive Adjusted Interest Rate coupon payments. The Adjusted Interest Rate must be paid for eight (or in some instances six) consecutive coupons in order to trigger an event of default. If the interest coverage ratio test and the minimum consolidated tangible net worth test are both met, OHI Financing will make the payment of the Regular Interest Rate for the next coupon, and the Adjusted Interest Rate test “resets” requiring OHI Financing to make eight (or in some instances six) new consecutive coupon payments at the Adjusted Interest Rate before triggering an event of default. The interest coverage ratio and minimum consolidated tangible net worth measure are not traditional financial maintenance covenants; they are only utilized in determining if the Adjusted Interest Rate or the Regular Interest Rate is applicable.

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

•      The optional redemption provisions of the Indenture were modified to generally provide that OHI Financing may, at its option, on any date that is on or after January 30, 2011, redeem the Trust Preferred issue in whole or in part at a redemption price equal to one hundred percent (100%) of the principal amount, plus any accrued and unpaid interest. Previously, redemption of the issue was permitted only on interest coupon payment dates on or after January 30, 2011.

•      Provisions were added to the Indenture permitting “legal defeasance” and “covenant defeasance”, subject to certain terms and conditions, including the posting of cash or certain government obligations in an amount sufficient to pay and discharge the payment obligations of the securities to the stated maturity or the redemption date, as the case may be. For purposes of these legal defeasance and covenant defeasance provisions, the interest rate at which the securities bear interest is a fixed rate equal to 8.61% per annum.

•      To allow the Supplemental Indenture to become effective, OHI Financing established a $5.0 million reserve fund for the benefit of the holders of the trust preferred securities by posting a letter of credit with the trustee under the Supplemental Indenture. If the Adjusted Interest Rate is in effect for the four consecutive coupon payments ending July 30, 2009, this reserve fund must be increased by $2.5 million. Under certain events of default, this reserve fund may be drawn by the trustee and used in respect of the trust preferred obligations. The Supplemental Indenture also provides for the release of the reserve fund upon the earlier of compliance with the applicable interest coverage ratio resulting in OHI Financing paying interest at the regular interest rate rather than the Adjusted Interest Rate, or redemption or defeasance of the notes in accordance with the terms of the Supplemental Indenture. This reserve fund has been established in accordance with the terms of the Supplemental Indenture.

On September 20, 2005, the Company issued $30.0 million of trust preferred securities which mature on September 30, 2035 and are callable, in whole or in part, at par plus accrued interest on or after September 30, 2010. For the first ten years, the securities have a fixed interest rate of 8.52% per annum. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 380 basis points per annum, resetting quarterly. The securities are treated as debt obligations for financial statement purposes. The Company used proceeds from the sale of these securities to fund land purchases and residential construction. The obligations relating to the trust preferred securities are subordinated to the Revolving Credit Facility.

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

Cash Flow Statement

Net cash used in operating activities for the three months ended September 30, 2007 was $15.9 million, compared to net cash used in operating activities for the three months ended September 30, 2006 of $62.7 million. While the Company increased its real estate held for development and sale balance during the three months ended September 30, 2007, the increase was not on pace with the same period in the prior year. This slow down is the result of the overall slow down of the market.

The Company did not have any cash used in investing activities for the three months ended September 30, 2007, compared to cash used in investing activities of $89,000 for the three months ended September 30, 2006. Net cash used in investing activities related to the purchase of  property and equipment.

Net cash provided by financing activities for the three months ended September 30, 2007 was $24.6 million, compared to $56.1 million for the three months ended September 30, 2006. The decrease in net cash provided by financing activities in the current year is primarily attributable to a reduction in borrowings and draws against the revolving credit facility. Fewer borrowings were required during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, as a result of the decrease in cash used in operating activities, as noted above.

Summary of Outstanding Oblgations

The following table summarizes the Company’s outstanding obligations as of September 30, 2007 and the effect such obligations are expected to have on its liquidity and cash flow in future periods. For mortgage and other note obligations, payments due by period are shown based on the expiration date of the loan.

	Payments due during fiscal year ending June 30,
	Total	2008	2009	2010	2011	2012	Thereafter
Obligations:
Mortgage and other note obligations	$599,913	$250	$30,663	$464,000	$—	$—	$105,000
Operating leases	4,307	1,316	1,282	602	472	359	276
Affordable housing contributions	350	175	100	75	—	—	—
Tax obligation	2,535	2,535	—	—	—	—	—
Total obligations	$607,105	$4,276	$32,045	$464,677	$472	$359	$105,276

Lot Positions

As of September 30, 2007, the Company owned or controlled 10,177 building lots. Included in the aforementioned lots, the Company had contracted to purchase, or has under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $154.7 million that are expected to yield approximately 2,519 building lots.

Undeveloped Land Acquisitions:

In recent years, the process of acquiring desirable undeveloped land has been extremely competitive, particularly in the northern region, mostly due to the lack of available parcels suitable for development. In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land by forfeiture of its deposit under the agreement. As of September 30, 2007, all but one of the Company’s agreements to purchase undeveloped land was structured in this manner. Included in the balance sheet captions “Inventory not owned – Variable Interest Entities” and “Land deposits and costs of future development,” at September 30, 2007 the Company had $11.5 million invested in 21 parcels of undeveloped land, of which $8.8 million is cash deposits, a portion of which is non-refundable. At September 30, 2007, overall undeveloped parcels of land under contract had an aggregate purchase price of approximately $111.7 million and were expected to yield approximately 2,102 building lots.

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

At September 30, 2007, the Company had contracted to purchase or had under option approximately 417 improved building lots for an aggregate purchase price of approximately $43.0 million. At September 30, 2007, the Company had $1.7 million, all of which are deposits, invested in these improved building lots. There were no deposits forfeited during the three months ended September 30, 2007 with respect to improved building lots.

The Company expects to utilize primarily the Revolving Credit Facility as described above as well as other existing capital resources, to finance the acquisitions of undeveloped land and improved lots described above. The Company anticipates completing a majority of these acquisitions during the next several years.

Recent Accounting Pronouncements

Fair Value Measurement:

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by statute. Generally words such as “may”, “will”, “should”, “could”, “would”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue” and “believe” or the negative of or other variation on these and other similar expressions identify forward-looking statements. These forward-looking statements including, without limitation, statements with respect to potential liabilities relating to litigation currently pending against us, anticipated future dividends, anticipated delivery of homes in backlog, future market conditions, anticipated delivery of backlog, appropriateness of completed home inventory levels and the overall direction of the housing market, expected warranty costs, future land acquisitions and the availability of sufficient capital for us to meet our operating needs are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. For additional information on some potential risks, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company’s principal market risk exposure continues to be interest rate risk. A majority of the Company’s debt is variable based on LIBOR, and, therefore, affected by changes in market interest rates. Based on current operations, an increase or decrease in interest rates of 100 basis points will result in a corresponding increase or decrease in cost of sales and interest charges incurred by the Company of approximately $4.9 million in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered. The Company believes that reasonably possible near-term interest rate changes will not result in a material negative effect on future earnings, fair values or cash flows of the Company.

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

There have been no material adverse changes to the Company’s (i) exposure to market risk and (ii) management of these risks, since June 30, 2007.

ITEM 4.          CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer, President and Chief Operating Officer and Executive Vice President and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Controller concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms and also to ensure information required to be disclosed is accumulated and communicated to management. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.       RISK FACTORS

There has been no material changes in our market risks during the three months ended September 30, 2007. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended June 30, 2007.

ITEM 6.          EXHIBITS

10.1         Supplemental Indenture No. 1, dated as of August 13, 2007, by and between OHI Financing, Inc. and the Bank of New York Trust Company, National Association (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 14, 2007).

10.2         Fourth Amendment to Amended and Restated Revolving Credit Loan Agreement, dated as of September 6, 2007 and effective as of June 30, 2007, by and among Greenwood Financial, Inc. and certain affiliates, Orleans Homebuilders, Inc., Wachovia Bank, National Association and various other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2007).

10.3         First Amendment to Guaranty by Orleans Homebuilders, Inc. dated September 6, 2007 (incorporated by reference to Exhibit 10.19(b) to the Company’s Form 10-K filed with the Securities and Exchange Commission on September 13, 2007).

10.4         Orleans Homebuilders, Inc. Supplemental Executive Retirement Plan, amended and restated September 27, 2007, effective as of September 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 3, 2007).

10.5         Orleans Homebuilders, Inc. Executive Compensation Deferral Plan, amended and restated September 27, 2007, effective as of June 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 3, 2007).

10.6         Orleans Homebuilders, Inc. Incentive Compensation Plan, amended and restated effective July 1, 2002 and further amended effective October 1, 2003, July 1, 2007 and September 27, 2007 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 3, 2007).

10.7*       Division and Regional Presidents 2008 Bonus Plan, effective as of September 27, 2007.

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

* Exhibits filed herewith electronically

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORLEANS HOMEBUILDERS, INC.
(Registrant)

November 7, 2007	Michael T. Vesey
Michael T. Vesey
President and Chief Operating Officer

November 7, 2007	Garry P. Herdler
Garry P. Herdler
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

10.7*       Division and Regional Presidents 2008 Bonus Plan, effective as of September 27, 2007.

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

* Exhibits filed herewith electronically