Form 10-Q
period 2007-12-31
ORLEANS HOMEBUILDERS INC
filed 2008-02-08
CIK 38570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock, par value $0.10 per share, outstanding as of
February 5, 2008:  18,481,641

(excluding 216,490 shares held in Treasury).

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Orleans Homebuilders, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands, except par value)

	December 31,	June 30,
	2007	2007
Assets
Cash and cash equivalents	$31,766	$19,991
Restricted cash - due from title company	9,125	25,483
Restricted cash - customer deposits	9,412	11,362
Real estate held for development and sale:
Residential properties completed or under construction	223,250	228,146
Land held for development or sale and improvements	406,507	511,872
Inventory not owned - Variable Interest Entities	51,200	47,214
Inventory not owned - Other Financial Interests	13,425	—
Property and equipment, at cost, less accumulated depreciation	2,043	2,555
Deferred taxes	34,121	23,480
Goodwill	4,180	4,180
Receivables, deferred charges and other assets	60,846	23,559
Land deposits and costs of future development	9,865	13,102
Total Assets	$855,740	$910,944

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$38,985	$30,891
Accrued expenses	50,980	26,303
Customer deposits	15,265	15,392
Obligations related to inventory not owned - Variable Interest Entities	41,467	38,914
Obligations related to inventory not owned - Other Financial Interests	13,425	—
Mortgage and other note obligations	419,129	469,123
Subordinated notes	105,000	105,000
Other notes payable	755	787
Total Liabilities	685,006	686,410

Commitments and contingencies (See Note 14)

Shareholders’ Equity:
Common stock, $0.10 par, 23,000,000 shares authorized, 18,698,131 shares issued at December 31,
2007 and June 30, 2007	1,870	1,870
Capital in excess of par value - common stock	74,107	73,012
Accumulated other comprehensive income	(1,862)	(1,862)
Retained earnings	99,108	154,003
Treasury stock, at cost (196,490 shares held at December 31, 2007 and June 30, 2007)	(2,489)	(2,489)
Total Shareholders’ Equity	170,734	224,534

Total Liabilities and Shareholders’ Equity	$855,740	$910,944

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Earned revenues
Residential properties	$144,490	$153,172	$263,847	$314,944
Land sales	8,224	1,797	9,410	2,205
Other income	2,229	2,159	4,562	5,081
	154,943	157,128	277,819	322,230
Costs and expenses
Residential properties	147,425	135,327	250,378	266,640
Land sales	44,784	1,231	46,042	1,605
Other	1,441	1,515	3,435	3,511
Selling, general and administrative	24,588	30,599	42,863	55,442
Interest:
Incurred	13,035	12,096	25,704	24,386
Less capitalized	(13,035)	(12,096)	(25,704)	(24,386)
	218,238	168,672	342,718	327,198

Loss from continuing operations before income taxes	(63,295)	(11,544)	(64,899)	(4,968)
Income tax benefit	(24,688)	(4,515)	(24,529)	(1,981)

Loss from continuing operations	(38,607)	(7,029)	(40,370)	(2,987)

Discontinued operations:
Loss from discontinued operations, net of taxes	(12,778)	(495)	(13,070)	(638)

Net loss	$(51,385)	$(7,524)	$(53,440)	$(3,625)

Basic / diluted loss per share
Continuing operations	$(2.09)	$(0.38)	$(2.18)	$(0.16)
Discontinued operations	$(0.69)	$(0.03)	$(0.71)	$(0.03)
Net loss	$(2.78)	$(0.41)	$(2.89)	$(0.20)

Dividends declared per share	$0.02	$0.04	$0.04	$0.04

Basic / diluted weighted average shares outstanding	18,502	18,476	18,502	18,419

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)
(dollars in thousands)

				Capital in
	Common Stock			Excess of		Treasury Stock
	Shares		Accumulated	Par Value -	Retained	Shares
	Issued	Amount	OCI	Common Stock	Earnings	Held	Amount	Total
Balance at June 30, 2007	18,698,131	$1,870	$(1,862)	$73,012	$154,003	196,490	$(2,489)	$224,534

FIN 48 transition adjustment					(715)			(715)

Shares awarded under Stock Award Plan				122				122

Fair market value of stock options issued				7				7

Stock options, net				966				966

Dividends paid on common stock					(740)			(740)

Net loss					(53,440)			(53,440)

Balance at December 31, 2007	18,698,131	$1,870	$(1,862)	$74,107	$99,108	196,490	$(2,489)	$170,734

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and  Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Six Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(53,440)	$(3,625)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	552	659
Write-off of real estate held for development and sale	80,901	9,850
Write-off of land deposits and costs of future development	862	9,584
Amortization of note discount	—	6
Deferred taxes	(10,641)	—
Stock based compensation expense	1,095	906
Changes in operating assets and liabilities:
Restricted cash - due from title company	16,358	16,198
Restricted cash - customer deposits	1,950	952
Real estate held for development and sale	18,060	(50,050)
Receivables, deferred charges and other assets	(37,287)	(65)
Land deposits and costs of future developments	(12,483)	2,955
Accounts payable and other liabilities	32,056	(59,431)
Customer deposits	(127)	(2,484)
Net cash provided by (used in) operating activities	37,856	(74,545)

Cash flows from investing activities:
Purchases of property and equipment	(40)	(175)
Net proceeds from disposition of business	11,300	—
Net cash provided by (used in) investing activities	11,260	(175)

Cash flows from financing activities:
Borrowings from loans secured by real estate assets	25,000	108,000
Repayment of loans secured by real estate assets	(74,994)	(18,491)
Repayment of other note obligations	(32)	(5,040)
Liability associated with other financial interests	13,425	—
Purchase of treasury stock	—	(949)
Tax benefit from exercise of stock options	—	948
Common stock cash dividend paid	(740)	(739)
Net cash (used in) provided by financing activities	(37,341)	83,729

Net increase in cash and cash equivalents	11,775	9,009
Cash and cash equivalents at beginning of year	19,991	15,964
Cash and cash equivalents at end of period	$31,766	$24,973

See accompanying notes which are an integral part of the consolidated financial statements.

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(Dollars in thousands, except per share amounts)

1.              BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Orleans Homebuilders, Inc. and its subsidiaries (collectively, the “Company”) market, develop and build high-quality, single-family homes, townhomes and condominiums to serve various types of homebuyers, including move-up, luxury, empty nester, active adult and first-time homebuyers. The Company also generates revenue from the sale of land.

During the three and six months ended December 31, 2007, the Company incurred a net loss of $51,385 and $53,440, respectively, compared to a net loss of $7,524 and $3,625 for the three and six months ended December 31, 2006, respectively.  The homebuilding industry is cyclical and affected by changes in national and local economic, business and other conditions.  During the second half of fiscal 2006 and all of fiscal 2007, the Company and the entire homebuilding industry have faced several significant challenges in the housing and mortgage markets as a whole.  These challenges continued throughout the six months ended December 31, 2007 and include decreased homebuyer demand due to lower consumer confidence in the overall housing market, increased uncertainty in the overall mortgage market, increased underwriting standards and an increase in foreclosures.  The Company is responding to these unfavorable market conditions by attempting to maintain absorption levels through the use of sales incentives, reevaluating its individual land holdings and reducing its land expenditures and emphasizing cost reductions to adjust for lower levels of production.

Interim Financial Information

These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2007. The condensed financial information as of December 31, 2007 and for the three and six months ended December 31, 2007 and 2006 is unaudited, but includes all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows. Results for the three and six months ended December 31, 2007 are not necessarily indicative of results to be expected for the full fiscal year 2008 or any other future periods.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a more-likely than not recognition threshold as well as a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48, as of July 1, 2007. See Note 11 below for additional discussion regarding the impact of the implementation of FIN 48.

On December 31, 2007, the Company committed to exiting its Arizona market and, in connection with this decision, on that date it disposed of its entire land position and its related work-in-process homes in Arizona, which constituted substantially all of its assets in the western region. The Consolidated Financial Statements have been reclassified for all prior periods presented to reflect this business as discontinued operations (see note 12 – ‘Discontinued Operations’).

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, (“SFAS 109”). The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets are assessed periodically by the Company based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

The Company’s analysis of the need for a valuation allowance recognizes that the Company has incurred a cumulative loss over its evaluation period (three years for the period ending December 31, 2007), including a substantial loss during the 2007 calendar year. A majority of the current loss was the result of the difficult current market conditions, as well as losses and impairment charges incurred on the nine asset sales that took place during December 2007, that led to the impairments of certain real estate held for development or sale as well as goodwill. The Company believes it will generate taxable earnings in its combined primary markets. Consideration has also been given to the period over which these net deferred tax assets can be realized, and the Company’s history of not having Federal tax loss carryforwards expire unused.

At December 31, 2007 and June 30, 2007, the Company’s net deferred tax asset was $34,121 and $23,480, respectively. Based on the Company’s assessment, it appears more likely than not that the net deferred tax asset will be realized through future taxable earnings and the excess of appreciated asset value over the tax basis of the Company’s net assets. Accordingly, no valuation allowance has been established for the Company’s net deferred tax asset. The Company will continue to assess the need for a valuation allowance in the future. If future results are less than projected particularly in the Company’s primary markets, tax planning alternatives no longer are viable, or there is not excess appreciated asset value over the tax basis of net assets, a valuation allowance may be required to reduce the deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.

2.              RESIDENTIAL PROPERTIES COMPLETED OR UNDER CONSTRUCTION

Residential properties completed or under construction consist of the following:

	December 31,	June 30,
	2007	2007
Under contract for sale	$132,979	$126,856
Unsold	90,271	101,290
Total residential properties completed or under construction	$223,250	$228,146

3.              MORTGAGE AND OTHER NOTE OBLIGATIONS AND SUBORDINATED NOTES

The $419,129 outstanding balance in mortgage and other note obligations at December 31, 2007 consists of $418,950 outstanding under the Revolving Credit Facility, which is discussed below, and $179 under mortgage obligations collateralized by land held for development and sale and improvements. The average daily balance during the six months ended December 31, 2007 was $486,798.

The $105,000 outstanding balance in subordinated notes relates to the sale and issuance of trust preferred securities as discussed below.

Revolving Credit Facility

On December 21, 2007 and effective December 1, 2007, the Company entered into an amendment to the Amended and Restated Credit Agreement described below (“Fifth Amendment”). The Fifth Amendment amended certain covenants and terms of the Amended and Restated Credit Agreement, generally to permit the Company to complete the land sales discussed in note 4 — ‘Land Sales’ below. As of December 31, 2007, the Company was in compliance with all of its covenants as they exist subsequent to the Fifth Amendment.

On September 6, 2007 and effective June 30, 2007, the Company entered into an amendment to the Amended and Restated Credit Agreement described below (“Fourth Amendment”). The Fourth Amendment extended the maturity on a portion of the Credit Facility to December 20, 2009 and reduced the total size to $585,000, as well as amended certain covenants.

At December 31, 2007, the Company had $418,950 outstanding and $133,571 of borrowing capacity under its secured revolving credit facility discussed below, of which, $19,557 was available to be drawn based on the Company’s monthly borrowing base certificate as of December 31, 2007. In addition, approximately $32,479 of letters of credit and other assurances of the availability of funds have been provided under the Revolving Credit Facility, as defined below.

Terms of the Revolving Credit Facility:

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc., as guarantor, entered into a Revolving Credit and Loan Agreement for a $500,000 Senior Secured Revolving Credit and Letter of Credit Facility with various banks as lenders (as amended and restated and further amended, the “Revolving Credit Facility”). The Revolving Credit and Loan Agreement was amended on January 24, 2006 via the Amended and Restated Revolving Credit and Loan Agreement (the

“Amended Credit Agreement”). In connection with the Amended Credit Agreement, Orleans Homebuilders, Inc. entered into an amended Guaranty agreement, which was amended on September 6, 2007 by the First Amendment to Guaranty. The Amended and Restated Credit Agreement was amended on November 1, 2006 (the “First Amendment”), February 7, 2007 (the “Second Amendment”), May 8, 2007 (the “Third Amendment”), September 6, 2007 (the “Fourth Amendment”) and December 21, 2007 (the “Fifth Amendment”).

The borrowing limit under the Revolving Credit Facility is $585,000, subject to increase if certain conditions are met. Under and subject to the terms of the Revolving Credit Facility, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for investment in joint ventures, for working capital and for such other appropriate corporate purposes as may be approved by the lenders. Capitalized terms used below and not otherwise defined have the meanings set forth in the Amended and Restated Credit Agreement.

Pursuant to the Fourth Amendment, and subject to the terms of the Revolving Credit Facility, approximately $121,000 of the $585,000 Revolving Credit Facility has a maturity date of December 20, 2008 and the remaining $464,000 has a maturity date of December 20, 2009. Borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus a non-default variable spread ranging from 250 basis points to 400 basis points, depending upon the Company’s leverage ratio. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. At December 31, 2007, the interest rate was 7.350%, which included a 275 basis point spread.

The total amount of loans and advances outstanding at any time under the Revolving Credit Facility may not exceed the lesser of the then-current borrowing base availability or the revolving sublimit as defined in the Revolving Credit Facility. Pursuant to the Fourth Amendment, the revolving sublimit is $585,000, subject to reduction on December 20, 2008. The borrowing base availability is based on the lesser of the appraised value or cost of real estate owned by the Company that has been admitted to the borrowing base. Various conditions must be satisfied in order for real estate to be admitted to the borrowing base, including that a mortgage in favor of lenders has been delivered to the agent for lenders and that all governmental approvals necessary to begin development of for-sale residential housing, other than building permits and certain other permits borrower in good faith believes will be issued within 120 days, have been obtained. Depending on the stage of development of the real estate, the loan to value or loan to cost advance rate in the borrowing base ranges from 50% to 95% of the appraised value or cost of the real estate.

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

•                  Pay dividends in excess of $0.02 per share per quarter; or

•                  Redeem any stock.

The Revolving Credit Facility also contains various financial covenants. Among other things, the financial covenants, as amended, require that:

•                  As of the last day of each fiscal quarter, the ratio of the Company’s Adjusted EBITDA to debt service for the prior four fiscal quarters cannot be not less than 0.20-to-1.00 for the period ending June 30, 2008; 0.50-to-1.00 for the period ending September 30, 2008; 0.65-to-1.00 for the period ending December 31, 2008, March 31, 2009 and June 30, 2009; and 1.00-to-1.00 for the period ending September 30, 2009. As a result of the Fourth and Fifth Amendments, the Adjusted EBITDA to debt service covenant was waived for the periods ending June 30, 2007,

September 30, 2007, December 31, 2007 and March 31, 2008.

•                  The Company must maintain a minimum consolidated tangible net worth of at least $192,000 plus 50% of the positive net income earned after June 30, 2007 and all of the net proceeds of equity securities issued by the Company after June 30, 2007. In addition, the minimum consolidated adjusted tangible net worth shall be reduced by after-tax inventory impairments up to a maximum aggregate amount of $35,000 and after-tax land sales impairments up to a maximum aggregate amount of $50,000, provided that the minimum consolidated tangible net worth is at least $130,000 at all times.

•                  As of the last day of each fiscal quarter, the Company’s leverage ratio cannot exceed 4.00-to-1.00 for any fiscal quarters ending on or after December 31, 2007. In addition, as of the last day of each fiscal quarter ending on or after December 31, 2007, the Company’s leverage ratio, excluding the effect of inventory impairments and land sales impairments, cannot exceed 3.00-to-1.00.

•                  As of the last day of each fiscal quarter, the ratio of the book value of all land that is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to the Company’s consolidated adjusted tangible net worth cannot exceed 2.00-to-1.00 at December 31, 2007 and March 31, 2008; 1.85-to-1.00 at June 30, 2008, September 30, 2008 and December 31, 2008; and 1.75-to-1.00 at March 31, 2009 through maturity.

•                  The Company must maintain a required liquidity level based on cash plus borrowing base availability and under this covenant, the Company must have (i) at least $10,000 of cash and cash equivalents (as defined) as of the reporting date of each borrowing base certificate, and (ii) at least $15,000 of liquidity (as defined and including cash and cash equivalents) as of the date of each borrowing base certificate, through July 31, 2008. Starting August 31, 2008, the Company must have (i) at least $15,000 of cash and cash equivalents (as defined) as of the reporting date of each borrowing base certificate, and (ii) at least $20,000 of liquidity (as defined and including cash and cash equivalents) as of the date of each borrowing base certificate.

•                  Under a minimum cash flow from operations ratio based on cash flow from operations to interest incurred covenant, which is applicable starting with the twelve-month period ending December 31, 2007, if the interest coverage ratio is less than 1.25-to-1.00, the Company must have a cash flow from operations to interest incurred ratio (as defined) of at least 1.50-to-1.00. During the first four quarterly periods during which this covenant is applicable, even if the interest coverage ratio is less than 1.25-to-1.00, the cash flow from operations ratio may be less than 1.50-to-1.00 during any one period, so long as it is greater than 1.00-to-1.00. Cash flow from operations is calculated based on the last twelve months cash flow from operations and adjusted for interest expense and includes any amounts from the disposition of model homes that are subject to a sale-leaseback transaction to the extent such amounts are not otherwise included in net cash provided by operating activities.

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

Pursuant to the original Indenture, in the event the Company fails to meet certain financial ratios for three of four consecutive quarters, the applicable rate of interest will be increased by 300 basis points until the Company is in compliance with the financial ratios, at which time the interest rate will return to its original amount. On August 13, 2007, the Company entered into Supplemental Indenture No. 1 (the “Supplemental Indenture”), which amended the terms of the securities by deferring the potential start of this increased rate of interest for at least four quarters. But for the Supplemental Indenture, the Company would have been subject to the increased rate of interest starting with the first quarter of fiscal 2008. Pursuant to the Supplemental Indenture, it is an event of default if the increased interest rate is in effect for eight consecutive interest payment periods, starting with the quarterly interest payment due on October 30, 2008.  The occurrence of an event of default may trigger demand for immediate payment in full of all outstanding amounts.  An uncured event of default under the trust preferred securities also constitutes an event of default under the Amended and Restated Credit Agreement.  At December 31, 2006, March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007 the Company failed to meet the interest coverage ratio. The interest coverage ratio is the ratio of Adjusted EBITDA to Debt Service, as defined in the Supplemental Indenture, for the relevant accounting period.  The Company anticipates that it will not meet the interest coverage ratio for the quarter ending March 31, 2008. As a result, the Company anticipates that it will begin to pay the increased rate of interest under the $75,000 of trust preferred securities starting with the quarterly interest payment due on October 30, 2008.

To allow the Supplemental Indenture to become effective, OHI Financing, Inc. established a $5,000 reserve fund for the benefit of the holders of the trust preferred securities by posting a letter of credit with the trustee under the Supplemental Indenture, which is subject to increase and may be drawn by the trustee and used in respect of the trust preferred obligations.

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

4.              LAND SALES

During the three months ended December 31, 2007, the Company identified parcels of land to sell and negotiated contracts with potential buyers on these parcels. During December 2007, the Company closed on nine separate land sale transactions, disposing of approximately 1,400 lots. Included in the approximately 1,400 lots disposed, were 267 lots that comprised the Company’s entire work-in-process inventory and land positions in its Phoenix, Arizona market. The Company has historically reported this business as its western region operating segment. The disposed work-in-process inventory and land positions constituted substantially all of the Company’s assets and operations in the western region. Accordingly, all charges associated with the western region are included as a discontinued operation (see note 12 – ‘Discontinued Operations’).

The Company received proceeds on the sale in the amount of $32,949, of which, $8,224 was recognized as land sales revenue during the three months ended December 31, 2007, exclusive of $11,300 of proceeds related to the sale of land in the Company’s western region, as discussed above. The remaining $13,425 of proceeds relates to two parcels of land that were sold and subsequently subject to an option agreement (see note 5 – ‘Inventory Not Owned – Other Financial Interests’).

During the six months ended December 31, 2007, the Company received proceeds on the sale of land in the amount of $34,135, of which, $9,410 was recognized as land sales revenue during the six months ended December 31, 2007.

In addition, the Company anticipates receiving approximately $25,000 of federal income tax refunds directly or indirectly as a result of these transactions before its fiscal year ended June 30, 2008.

5.              INVENTORY NOT OWNED – OTHER FINANCIAL INTERESTS

Sold land that is subject to an option agreement is accounted for using the finance method of accounting.  The option provides the company with the option, but not the obligation, to reacquire individual lots on a periodic lot takedown schedule.  Details of the financing method are described below:

  The costs associated with the land parcel at the time it is sold are reported in ‘Inventory not owned – Other Financial Interests’ on the Company’s condensed consolidated balance sheet.
  The cash received from the buyer is reported as a liability within ‘Obligations related to inventory not owned – Other Financial Interests’ on the Company’s condensed consolidated balance sheet.  The liability is accreted at an interest rate consistent with the Company’s effective borrowing rate over the life of the option.  The Company will report interest incurred in connection with the accretion of the liability.  Interest incurred will be subject to capitalization into land and improvements costs.
  The lot purchase price under the option includes both the amount to repurchase the land sold at its original cost to the buyer plus interest, as well as improvements made by the buyer subsequent to his purchase and prior to the Company’s repurchase.  Upon exercise of the option, the amount of the lot purchase price attributable to the original cost to the buyer plus interest will be applied to the accreted liability. The amount of the lot purchase price in excess of the accreted liability represents reimbursement to the buyer for lot improvement costs and will be capitalized within land held for development or sale and improvements.   The cost of the lot within land held for development or sale and improvements will be expensed through cost of residential properties and land sold in accordance with the Company’s policy.
  Upon termination or expiration of the option, we will recognize land sales revenue and cost of land sales.

6.              ASSET IMPAIRMENTS – REAL ESTATE HELD FOR DEVELOPMENT AND SALE

The Company accounts for its real estate held for development and sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Recoverability of real estate held for development and sale is measured by comparing the carrying value to the future undiscounted net cash flows expected to be generated by the asset. The impairment loss is the difference between the book value of the assets and the discounted future cash flows generated from expected revenue of the assets, less the associated cost to complete and direct costs to sell, which approximates fair value. The estimates used in the determination of the estimated cash flows and fair value of the asset are based on factors known to us at the time such estimates are made and our expectations of future operations. These estimates of cash flows are significantly impacted by estimates of the amounts and timing of revenues and costs and other factors, which, in turn, are impacted by local market economic conditions and the actions of competitors. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to these assets.

Land Sale Impairment Losses

As discussed in note 4 - ‘Land Sales’, during the three months ended December 31, 2007, the Company specifically identified parcels of land to sell and negotiated contracts with potential buyers. Prior to the closing of the land sale transactions, the Company recorded asset impairments on the land to be sold of $36,556 for the three and six months ended December 31, 2007. The Company’s midwestern region recorded impairments of $23,163 related to the sale of two parcels. The Company’s Florida region recorded impairments of $8,385 related to the sale of four parcels. The Company’s southern region recorded impairments of $5,008 related to the sale of two parcels.

Additionally, the Company recorded an impairment charge of $20,706 related to the sale of its land position in the western region. This impairment charge is included in loss from discontinued operations.

These impairment charges represent the amounts by which the carrying value of the assets sold exceeded their fair values less costs to sell. The fair value of the assets was determined based on the contracted sales price. These impairment charges were included in the cost of land sales on the Consolidated Statements of Operations.

Long-lived Asset Impairment Losses

In addition to the impairment charges recognized prior to the land sales, the Company recognized long-lived asset impairment losses totaling $22,917 and $23,629 for the three and six months ended December 31, 2007, respectively, due to increased sales incentives and continued deterioration in overall market conditions in all regions. This further market deterioration in the homebuilding market along with the disruption in the credit markets in the second quarter of fiscal 2008, have significantly adversely impacted the value of this inventory beyond previous expectations causing the Company to re-assess its projects for impairment at December 31, 2007. Specifically, the Company’s midwestern region recognized an impairment loss of $9,668 during the three and six months ended December 31, 2007, relating to five communities as a result of an overall decline in the demand for new homes, increased price competition as well as lower consumer confidence and slower economic activity in this market. The Company’s northern region recognized an impairment loss of $5,654 and $6,366 during the three and six months ended December 31, 2007, respectively, relating to five communities as a result of increased price competition and slowing sales in the resale home market. Additionally, the Company’s southern region recognized an impairment loss of $5,200 during the three and six months ended December 31, 2007, relating to five communities as a result of market conditions similar to that of the northern region. The Company’s Florida region recognized an impairment loss of $2,395 during the three and six months ended December 31, 2007, relating to three communities primarily due to the increased supply of existing home inventory, lower consumer confidence and slower economic activity in this market..

As a result of increased sales incentives offered during fiscal year 2007 and a decrease in anticipated absorption rates at various communities, the Company recognized long-lived asset impairment losses totaling $9,850 during the six months ended December 31, 2006.  The Company’s northern region recognized a $3,900 impairment loss relating to two communities, while the Company’s Florida region recognized a $4,800 impairment loss relating its scattered lot inventory.  In addition, the Company’s southern region recognized a $900 impairment loss.  Further, the Company’s Midwest region recognized a $250 impairment loss relating to one community due to sales incentives being offered to close out the community.

As a result of the continued deterioration of market conditions during the second quarter, the Company performed a review of outstanding land positions, as well as absorption, pricing and gross profit to determine if an impairment charge was necessary. The long-lived asset impairment losses recorded were the amounts by which the carrying value of the assets described above exceeded their fair values. The long-lived asset impairment losses were included in the cost of residential properties on the consolidated statements of operations.

7.              STOCK BASED COMPENSATION

Stock Option Plans

On August 26, 2004, the board of directors of the Company adopted the Orleans Homebuilders, Inc. 2004 Omnibus Stock Incentive Plan (as subsequently amended, the “2004 Stock Incentive Plan”), which is intended to function as an amendment, restatement and combination of all stock option and award plans of the Company other than the Orleans Homebuilders, Inc. Stock Award Plan.

On December 6, 2007, the stockholders of the Company approved the second amendment and restatement of the 2004 Stock Incentive Plan to increase the number of shares of the Company’s common stock authorized for issuance under the plan from 400,000 to 2,000,000 shares.

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

During the three months ended December 31, 2007 and 2006, the Company recognized $492 and $365, respectively, of stock based compensation expense related to stock options. During the six months ended December 31, 2007 and 2006, the Company recognized $966 and $730, respectively, of stock based compensation expense related to stock options

The following summarizes stock option activity for the Company’s stock option plans during the six months ended December 31, 2007:

		Weighted
	Shares	Average Price
Outstanding at June 30, 2007	645,000	$13.46
Granted	180,000	4.03
Exercised	—	N/A
Repricing adjustment(1)	—	(10.95)
Cancelled	—	N/A
Outstanding at December 31, 2007	825,000	$8.22

Exercisable at December 31, 2007(2)	217,500	$9.23

(1) Options to acquire 240,000 shares at $15.60 were repriced to $4.65 during the six months ended December 31, 2007.

(2) 120,000 of the 217,500 options exercisable at December 31, 2007 have a market value in excess of the strike price.

No stock options were exercised during the three and six months ended December 31, 2007. The intrinsic value of stock options exercised during the three months and six months ended December 31 2006, was $2,046 and $2,371, respectively.

During the three and six months ended December 31, 2007, the Company repriced an option to acquire 240,000 shares and granted options to acquire an additional 180,000 shares.

The following table summarizes information about the Company’s stock options at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of	at December 31,	Contractual	Exercise	at December 31,	Exercise
Exercise Price	2007	Life	Price	2007	Price
$1.19	95,000	0.3	$1.19	95,000	$1.19
2.06	2,500	0.9	2.06	2,500	2.06
4.03	180,000	10.0	4.03	—	N/A
4.65	240,000	9.2	4.65	—	N/A
10.64	30,000	5.6	10.64	30,000	10.64
15.63	250,000	8.5	15.63	62,500	15.63
21.60	27,500	6.7	21.60	27,500	21.60
	825,000	7.9	$8.22	217,500	$9.23

The aggregate intrinsic value for outstanding stock options and for stock options that are exercisable as of  December 31, 2007 was $230 and $230, respectively.

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

As of December 31, 2007, there was a total of $3,045 of unrecognized compensation expense related to time based non-vested stock options.

Stock Award Plans

In October 2003, the Board of Directors adopted the Orleans Homebuilders, Inc. Stock Award Plan (the “Stock Award Plan”). The Stock Award Plan provides for the grant of stock awards of up to an aggregate of 400,000 shares of the Company’s common stock. The Stock Award Plan allows for the payment of all or a portion of the incentive compensation awarded under the Company’s bonus compensation plans to be paid by means of a transfer of shares of common stock. The plan has a ten year life and is open to all employees of the Company and its subsidiaries. The value of time based restricted stock awards is determined by their intrinsic value (as if the underlying shares were vested and issued) on the grant date. At December 31, 2007, the Company had awarded 395,904 shares of common stock under the Stock Award Plan and the Company had 4,096 shares of the common stock available to issue under the Stock Award Plan.

During the three and six months ended December 31, 2007, the Company granted, but did not issue, stock awards for 240,000 shares. During the three and six months ended December 31, 2006, the Company did not grant any stock awards.

During the three months ended December 31, 2007 and 2006, the Company recognized $108 and $85, respectively, of stock based compensation expense related to stock awards. During the six months ended December 31, 2007 and 2006, the Company recognized $193 and $176, respectively, of stock based compensation expense related to stock awards.

As of December 31, 2007, there was a total of $4,668 of unrecognized compensation expense related to time based non-vested restricted stock awards. That cost is expected to be recognized over a weighted average period of 6.5 years.

8.              EMPLOYEE RETIREMENT PLAN

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

The Company recognized the following costs related to the SERP for the three and six months ended December 31, 2007 and 2006:

	Three Months Ended		Six Months Ended
	December 31		December 31,
	2007	2006	2007	2006
Net periodic pension cost:
Service cost	$153	$201	$306	$371
Interest cost	85	127	170	221
Amortization of prior service cost	104	91	207	181
Amortization of actuarial gain	(46)	—	(92)	—
Total net periodic pension cost	$296	$419	$591	$773

9.              LOSS PER SHARE

The weighted average number of shares used to compute basic loss per common share and diluted loss per common share and a reconciliation of the numerator and denominator used in the computation for the three and six months ended December 31, 2007 are shown in the following table:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	(in thousands)
	2007	2006	2007	2006
Weighted average common shares issued	18,698	18,698	18,698	18,698
Less: Average treasury shares outstanding	(196)	(222)	(196)	(279)
Basic EPS shares	18,502	18,476	18,502	18,419
Effect of assumed shares under treasury stock method for stock options(1)	—	—	—	—
Diluted EPS shares	18,502	18,476	18,502	18,419

Loss from continuing operations for basic and diluted EPS	$(38,607)	$(7,029)	$(40,370)	$(2,987)
Loss from discontinued operations for basic and diluted EPS	(12,778)	(495)	(13,070)	(638)
Net loss for basic and diluted EPS	$(51,385)	$(7,524)	$(53,440)	$(3,625)

(1)          For the three and six months ended December 31, 2007 and December 31, 2006, the Company used basic shares outstanding to compute diluted earnings per common share as the use of the diluted shares outstanding was anti-dilutive on the diluted earnings per common share calculation.

Assumed shares under treasury stock method for stock options of 92 and 121 for the three months ended December 31, 2007 and 2006, respectively, and 91 and 216 for the six months ended December 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the impact was anti-dilutive for those periods.

10.       COMPREHENSIVE LOSS

For the three and six months ended December 31, 2007 and 2006, total comprehensive loss equals net loss.

11.       INCOME TAXES

The Company recorded an income tax benefit from continuing operations of $24,688 and $4,515 for the three months ended December 31, 2007 and 2006, respectively.  For the six months ended December 31, 2007 and 2006, the Company recorded an income tax benefit from continuing operations of $24,529 and $1,981, respectively. The Company no longer believes that it can reliably estimate its projected effective tax rate for the year. The income tax benefit for the six months ended December 31, 2007 exceeded the amount that would have resulted from the application of the federal statutory tax rate primarily as a result of the effect of state income taxes, net of the associated federal tax benefit, partly offset by two discrete items that had the impact of lowering the total income tax benefit: a revision to a prior year tax contingency reserve of approximately $600 and the prior year income tax return-to-accrual adjustment of $474.  Similarly, the income tax benefit for the six months ended December 31, 2006 exceeded the amount that would have resulted from the application of the federal statutory tax rate primarily as a result of the effect of state income taxes, net of the associated federal tax benefit, partly offset by the impact of the prior year income tax return-to-accrual adjustment.

As discussed in Note 1 above, in June 2006, the FASB issued FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is more than 50 percent likely to be realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability or (c) both (a) and (b). Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in SFAS 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation.

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

The Company’s unrecognized tax liability results primarily from the varying application of statutes, regulations and interpretations including recent state tax cases regarding similar issues. The Company anticipates that it will pay substantially all of the balance associated with its uncertain tax positions within the next three months as it has entered into a voluntary disclosure agreement to resolve an issue.

The Company files income tax returns at the U.S. federal level and in various state and local jurisdictions. The Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for calendar years before 2002.

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

12.       DISCONTINUED OPERATIONS

During the three months ended December 31, 2007, the Company determined that its operating strategy no longer supported maintaining a presence in the Phoenix, Arizona market. Accordingly, the Company disposed of its entire balance of work-in-process inventory and land in a single transaction with a single buyer for $11,300 of proceeds. The Company shut down all operations that supported the western region and terminated employees associated with that region. The Company has historically reported this business as its western region operating segment. The disposed work-in-process inventory and land assets constituted substantially all of the Company’s assets and operations in the western region.

As the western region represented a component of the Company’s business, the consolidated financial statements have been reclassified for all periods presented to present this business as discontinued operations. Prior to the sale, during the second quarter of fiscal 2008, an impairment charge of $20,706 was recognized to reduce the carrying value of the land and work-in-process sold to its fair value less costs to sell. Costs and expenses directly associated with this business have been reclassified as discontinued operations on the consolidated statement of operations. Corporate expenses such as general corporate overhead have not been allocated to discontinued operations. Summarized financial information for the western region is set forth below:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Operating loss	$(21,092)	$(763)	$(21,574)	$(982)
Tax benefit	8,314	268	8,504	344
Net loss from discontinued operations	$(12,778)	$(495)	$(13,070)	$(638)

Discontinued operations have not been segregated in the consolidated statement of cash flows. Therefore amounts for certain captions will not agree with respective data in the consolidated statement of operations.

13.       SEGMENT REPORTING

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the manner in which public enterprises report segment information about operating segments. The Company has determined that its operations primarily involve four reportable homebuilding segments operating in eleven markets. Revenues are primarily derived from the sale of homes which the Company constructs. The segments reported have been determined to have similar economic characteristics including similar historical and expected future operating performance, employment trends, land acquisitions and land constraints, municipality behavior and met the other aggregation criteria in SFAS 131. The reportable homebuilding segments include operations conducting business in the following states:

Northern: southeastern Pennsylvania, central New Jersey, southern New Jersey and Orange County, New York
Southern: Charlotte, Raleigh and Greensboro, North Carolina, Richmond
and Tidewater, Virginia
Midwestern: Chicago, Illinois
Florida: Orlando, Florida

The Company’s evaluation of segment performance is based on income from continuing operations. Below is a summary of revenue and income (loss) from continuing operations for each reportable segment for the three and six months ended December 31, 2007 and 2006:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Total Revenue
Northern	$56,233	$47,667	$106,277	$97,313
Southern	62,600	61,944	111,105	136,057
Midwestern	16,581	22,491	30,119	40,908
Florida	16,686	23,448	24,955	44,874
Corporate and unallocated(1)	2,843	1,578	5,363	3,078
Consolidated Total	$154,943	$157,128	$277,819	$322,230

Income (Loss) from Continuing Operations
Northern	$(5,037)	$(4,589)	$(8,273)	$(3,369)
Southern	(6,133)	1,077	(6,525)	5,459
Midwestern	(21,613)	(2,090)	(22,531)	(2,669)
Florida	(7,905)	(831)	(8,594)	216
Corporate and unallocated(1)	2,081	(596)	5,553	(2,624)
Consolidated Total	$(38,607)	$(7,029)	$(40,370)	$(2,987)

(1) Corporate and unallocated include the revenues and expenses of the Company’s mortgage brokerage and property management operations as well as corporate level selling, general, administrative expenses. These selling, general, and administrative expenses are primarily comprised of corporate salaries, bonuses, and benefits; accounting and consulting fees; corporate travel expenses; net periodic pension costs; and compensation expense resulting from the fair valuation of stock options.

14.       COMMITMENTS AND CONTINGENCIES

At December 31, 2007, the Company had outstanding bank letters of credit, surety bonds and financial security agreements amounting to $132,425 as collateral for completion of improvements at various developments of the Company.

As of December 31, 2007, the Company owned or controlled approximately 8,525 building lots. As part of the aforementioned building lots, the Company has contracted to purchase, or had under option, undeveloped land and improved lots for an aggregate purchase price of $161,021, which are expected to yield approximately 2,550 building lots. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties is usually contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers.

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

Generally, the Company provides all of its homebuyers with a limited one year warranty as to workmanship. Under certain circumstances, this warranty may be extended to two years. In practice, the Company may extend this warranty period with the ultimate goal of satisfying the customer. In addition, the Company enrolls all of its homes in a limited warranty program with a third party provider (with the premium paid for this program included in the individual unit budgets described above). This limited warranty program generally covers certain defects for periods of one to two years and major structural defects for up to ten years. Actual costs incurred are paid for by the third party provider.

The Company’s warranty and customer satisfaction costs are charged to cost of sales at the time each home is closed and title and possession have been transferred to the homebuyer. The amount charged to additions represents warranty and customer satisfaction costs factored into the cost of each home. The amount recorded as charges incurred represents the actual warranty and customer satisfaction cost incurred for the period presented. Certain costs to complete, not included as warranty costs, have been excluded from the rollforward below:

	For the six months ended
	December 31,
	2007	2006
Balance at June 30	$2,908	$2,188
Warranty costs accrued	1,399	1,922
Actual warranty costs incurred	(1,477)	(2,081)
Balance at December 31	$2,830	$2,029

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Orleans Homebuilders, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, “OHB”, “Orleans”, “we”, “us” or “our”) market, develop and build high-quality, single-family homes, townhomes and condominiums to serve various types of homebuyers, including move-up, luxury, empty nester, active adult and first-time homebuyers. We believe this broad range of home designs gives it flexibility to address economic and demographic trends within our markets. The Company has been in operation since 1918 and is currently engaged in residential real estate development in the following eleven markets: southeastern Pennsylvania; central New Jersey; southern New Jersey; Orange County, New York; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Chicago, Illinois; and Orlando, Florida. The Company’s Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina. The Company has operated in the Pennsylvania and New Jersey markets for nearly 90 years and began operations in the North Carolina and Virginia markets in fiscal 2001 through the acquisition of Parker & Lancaster Corporation (“PLC”), a privately-held residential homebuilder. We entered the Orlando, Florida market on July 28, 2003 through our acquisition of Masterpiece Homes, Inc., now Masterpiece Homes, LLC (“Masterpiece Homes”), a privately-held residential homebuilder. On July 28, 2004, we entered the Chicago, Illinois market through the acquisition of Realen Homes, L.P. (“Realen Homes”), an established privately-held homebuilder with operations in Chicago, Illinois and southeastern Pennsylvania. On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, we acquired, through a wholly-owned subsidiary, certain real estate assets from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which, at the time we acquired the assets, were wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, “Peachtree Residential Properties”).

References to a given fiscal year in this Quarterly Report on Form 10-Q are to the fiscal year ended June 30th of that year. For example, the phrases “fiscal 2008”, “2008 fiscal year” or “year ended June 30, 2008” refer to the fiscal year ending June 30, 2008. When used in this report, the “northern region” segment refers to our markets in Pennsylvania, New Jersey and New York, which includes the southeastern Pennsylvania operations of Realen Homes that were acquired on July 28, 2004; the “southern region” segment refers to our markets in North Carolina and Virginia, as well as the adjacent counties in South Carolina; the “midwestern region” segment refers to our market in Illinois; the “Florida region” segment refers to our market in Florida; and the “western region” segment refers to our former market in Arizona.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. The following accounting policies involve a “critical accounting estimate” because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, for other critical accounting policies.

Valuation of Deferred Tax Assets

We record income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

SFAS 109, Accounting for Income Taxes, (“SFAS 109”) requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish a valuation allowance against deferred tax assets is assessed periodically based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

Our analysis of the need for a valuation allowance recognizes that we have incurred a cumulative loss over the evaluation period (three years for the period ending December 31, 2007), including a substantial loss during the 2007 calendar year. A majority of the current loss was the result of the difficult current market conditions, as well as losses and impairment charges incurred on the nine asset sales that took place during December 2007, that led to the impairments of certain real estate held for development or sale as well as goodwill. We believe we will generate taxable earnings in our combined primary markets. Consideration has also been given to the period over which these net deferred tax assets can be realized, and our history of not having Federal tax loss carryforwards expire unused.

We believe that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. We based our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results, including further market deterioration, may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Our accounting for deferred tax consequences represents our best estimate of future events. Changes that are not anticipated in our current estimates could have a material period-to-period impact on our financial position or results of operations.

At December 31, 2007 and June 30, 2007, our net deferred tax asset was $34.1 million and $23.5 million, respectively. Based on our assessment, it appears more likely than not that the net deferred tax asset will be realized through future taxable earnings and the excess of appreciated asset value over the tax basis of our net assets. Accordingly, no valuation allowance has been established for our net deferred tax asset. We will continue to assess the need for a valuation allowance in the future.

If future results are less than projected particularly in the Company’s primary markets, tax planning alternatives no longer are viable, or there is not excess appreciated asset value over the tax basis of net assets, a valuation allowance may be required to reduce the deferred tax assets, which could have a material impact on our results of operations in the period in which it is recorded.

Results of Operations

New Orders, Residential Revenues and Backlog:

During the second half of fiscal 2006 and all of fiscal 2007, we and the entire housing industry have faced several significant challenges in the housing and mortgage markets as a whole. These challenges continued throughout the six months ended December 31, 2007 and include decreased homebuyer demand due to lower consumer confidence in the overall housing market, increased uncertainty in the overall mortgage market, increased underwriting standards and an increase in foreclosures.  We believe that overall economic conditions will remain difficult in the near term and these conditions may continue to have a negative impact on new orders and new order pricing, thereby further reducing revenues, gross margins and net income.  We are responding to these unfavorable market conditions by attempting to maintain absorption levels through the use of sales incentives, reevaluating our individual land holdings, reducing our land expenditures and emphasizing cost reductions to adjust for lower levels of production.  Further decreases in demand for our homes may require us to further increase the use of sales incentives.

For the tables below setting forth certain details as to residential sales activities, the information is provided for the three and six months ended December 31, 2007 and 2006 in the case of residential revenue earned and new orders, and as of December 31, 2007 and 2006 in the case of backlog. We consider a sales contract or a potential sale to be classified as a new order.

	Three months ended December 31
	2007	2006	Change	% Change
	(dollars in thousands)
New orders
Dollars	$114,687	$152,375	$(37,688)	(24.7)%
Units	284	367	(83)	(22.6)%
Average sales price	$404	$415	$(11)	(2.7)%

Residential revenues earned
Dollars	$144,490	$153,172	$(8,682)	(5.7)%
Units	323	377	(54)	(14.3)%
Average sales price	$447	$406	$41	10.1%

	Six months ended December 31
	2007	2006	Change	% Change
	(dollars in thousands)
New orders
Dollars	$247,263	$270,138	$(22,875)	(8.5)%
Units	587	616	(29)	(4.7)%
Average sales price	$421	$439	$(18)	(3.9)%

Residential revenues earned
Dollars	$263,847	$314,944	$(51,097)	(16.2)%
Units	586	740	(154)	(20.8)%
Average sales price	$450	$426	$24	5.8%

	December 31,
	2007	2006	Change	% Change
	(dollars in thousands)
Backlog
Dollars	$301,329	$289,870	$11,459	4.0%
Units	610	591	19	3.2%
Average sales price	$494	$490	$4	0.7%

New orders for the three months ended December 31, 2007 decreased $37.7 million, or 24.7%, to $114.7 million on 284 homes, compared to $152.4 million on 367 homes for the three months ended December 31, 2006.  The average price per home decreased by approximately 2.7% to $404 thousand for the three months ended December 31, 2007 compared to $415 thousand for the three months ended December 31, 2006.

New orders for the six months ended December 31, 2007 decreased $22.9 million, or 8.5%, to $247.3 million on 587 homes, compared to $270.1 million on 616 homes for the six months ended December 31, 2006. The average price per home of new orders decreased by approximately 3.9% to $421 thousand for the six months ended December 31, 2007 compared to $439 thousand for the six months ended December 31, 2006.

The decrease in new orders for the three and six months ended December 31, 2007 is attributable to the continued deterioration in the overall housing market during the period.  Additionally, during the three and six months ended December 31, 2006, we made significant efforts to reduce inventory levels which led to an unusual increase in new orders during the prior year period.  The decrease in the average sales price on new orders represents a response to the deterioration in market conditions by us in an effort to increase absorption through the use of marketing incentives and price reductions.

Residential revenues earned for the three months ended December 31, 2007 decreased $8.7 million, or 5.7%, to $144.5 million on 323 homes, compared to $153.2 million on 377 homes for the three months ended December 31, 2006.  Residential revenues earned for the six months ended December 31, 2007 decreased $51.1 million, or 16.2%, to $263.8 million on 586 homes, compared to $314.9 million on 740 homes for the six months ended December 31, 2006.

The decrease in residential revenues earned is primarily the result of efforts taken by us to reduce inventory levels during the prior year period, as noted above.  We offered significant price discounts in order to drive the sales of standing inventory, most of which was delivered during the six months ended December 31, 2006.  We believe that we have reduced our completed home inventory levels to appropriate levels given the current market conditions in which it operates.

Changes in backlog are the net result of changes in net new orders and residential revenues earned.

Cancellations for the six months ending December 31, 2007 were 24% of new orders compared to 27% for the six months ended December 31, 2006. This decrease is primarily the result of abnormally high cancellations during the six months ended December 31, 2006 in our Florida region, which resulted from the exit of investors in this region. We believe that cancellation rates have stabilized and believe that most of the backlog at December 31, 2007 will be delivered during fiscal year 2008.

Northern Region:

	Three months ended December 31
	2007	2006	Change	% Change
	(dollars in thousands)
New orders
Dollars	$45,890	$47,567	$(1,677)	(3.5)%
Units	109	96	13	13.5%
Average sales price	$421	$495	$(74)	(14.9)%

Residential revenues earned
Dollars	$57,024	$46,731	$10,293	22.0%
Units	118	100	18	18.0%
Average sales price	$483	$467	$16	3.4%

	Six months ended December 31
	2007	2006	Change	% Change
	(dollars in thousands)
New orders
Dollars	$99,472	$103,059	$(3,587)	(3.5)%
Units	222	211	11	5.2%
Average sales price	$448	$488	$(40)	(8.3)%

Residential revenues earned
Dollars	$108,050	$95,322	$12,728	13.4%
Units	223	196	27	13.8%
Average sales price	$485	$486	$(1)	(0.4)%

	December 31,
	2007	2006	Change	% Change
	(dollars in thousands)
Backlog
Dollars	$136,057	$108,260	$27,797	25.7%
Units	254	209	45	21.5%
Average sales price	$536	$518	$18	3.4%

Our northern region is comprised of the Southeastern Pennsylvania, Central New Jersey, Southern New Jersey and Orange County, New York markets. We believe that our geographic mix in this market allows us to compete better than if we were situated in one or two concentrated markets. In the northern region, we currently build homes primarily targeted toward move-up, luxury, empty nester and active adult homebuyers.

The decrease in new orders for the northern region noted above is primarily the result of decreases in the average sales price, partially offset by an increase in the number of units.  The decrease in average sales price is the result of product mix and increases in sales incentives offered in order to increase orders.  Additionally, during the three and six months ended December 31, 2006, we took specific efforts to reduce inventory levels, thereby increasing new orders for that period.

The increase in residential revenues earned is primarily the result of new communities that were open during the six months ended December 31, 2007 that were not open or were in the early sales stage and did not have closings during the six months ended December 31, 2006.

Southern Region:

	Three months ended December 31
	2007	2006	Change	% Change
	(dollars in thousands)
New orders
Dollars	$50,183	$57,997	$(7,814)	(13.5)%
Units	119	121	(2)	(1.7)%
Average sales price	$422	$479	$(57)	(12.0)%

Residential revenues earned
Dollars	$61,827	$61,534	$293	0.5%
Units	127	129	(2)	(1.6)%
Average sales price	$487	$477	$10	2.1%

	Six months ended December 31
	2007	2006	Change	% Change
	(dollars in thousands)
New orders
Dollars	$108,765	$105,667	$3,098	2.9%
Units	240	215	25	11.6%
Average sales price	$453	$491	$(38)	(7.8)%

Residential revenues earned
Dollars	$110,200	$135,227	$(25,027)	(18.5)%
Units	227	284	(57)	(20.1)%
Average sales price	$485	$476	$9	2.0%

	December 31,
	2007	2006	Change	% Change
	(dollars in thousands)
Backlog
Dollars	$129,093	$124,084	$5,009	4.0%
Units	256	233	23	9.9%
Average sales price	$504	$533	$(29)	(5.3)%

Our southern region is comprised of the Charlotte, Raleigh and Greensboro, North Carolina and the Richmond and Tidewater, Virginia markets. The Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina. The Company in the southern region currently builds homes targeted toward move-up and luxury homebuyers.

The decrease in new orders for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 is primarily driven by the deteriorating market conditions, particularly in our Charlotte region.  The increase in new orders for the six months ended December 31, 2007 compared to the six months ended December 31, 2006 is primarily the result of new communities that were open during the six months ended December 31, 2007 that were not open during the six months ended December 31, 2006, partially offset by the deteriorating market conditions noted above. These new communities, on average, had a lower average selling price, which resulted in the decrease in selling price noted above. Additionally, our southern region increased sales incentives in existing communities in an effort to drive sales growth, which negatively impacted average sales price.

Residential revenues earned were virtually flat for the three months ended December 31, 2007 compared to the three months ended December 31, 2006.  The decrease in residential revenues earned for the six months ended December 31, 2007 compared to the six months ended December 31, 2006 is primarily the result of the decline in market conditions for this region during the second half of fiscal 2007 and into the first half of fiscal 2008.

Midwestern Region:

	Three months ended December 31
	2007	2006	Change	% Change
	(dollars in thousands)
New orders
Dollars	$13,532	$29,676	$(16,144)	(54.4)%
Units	33	67	(34)	(50.7)%
Average sales price	$410	$443	$(33)	(7.4)%

Residential revenues earned
Dollars	$15,725	$22,501	$(6,776)	(30.1)%
Units	34	54	(20)	(37.0)%
Average sales price	$463	$417	$46	11.0%

	Six months ended December 31
	2007	2006	Change	% Change
	(dollars in thousands)
New orders
Dollars	$26,968	$46,155	$(19,187)	(41.6)%
Units	73	105	(32)	(30.5)%
Average sales price	$369	$440	$(71)	(16.0)%

Residential revenues earned
Dollars	$28,561	$43,812	$(15,251)	(34.8)%
Units	62	102	(40)	(39.2)%
Average sales price	$461	$430	$31	7.2%

	December 31,
	2007	2006	Change	% Change
	(dollars in thousands)
Backlog
Dollars	$26,339	$39,681	$(13,342)	(33.6)%
Units	66	84	(18)	(21.4)%
Average sales price	$399	$472	$(73)	(15.5)%

In our midwestern region, we have operations in the Chicago area. The Company in the midwestern region currently builds homes primarily targeted toward the move-up homebuyer.  The midwestern region has experienced an overall decline in the demand for new homes, increased price competition as well as lower consumer confidence and slower economic activity in this market.  The Company has responded to the market conditions in this region by offering larger sales incentives than are offered in our other markets.

During the three and six months ended December 31, 2007, both new order dollars and the number of units sold decreased as compared to the same periods in the prior year.  This decrease is primarily the result of the deteriorating economic and market conditions noted above and reduced inventory levels.  Additionally, we closed out of three communities during fiscal 2007 and the first half of fiscal 2008, which contributed little to no new orders for the three and six months ended December 31, 2007, partially offset by the opening of three new communities. The decrease in the average selling price is primarily the result of increased sales incentives offered in an effort to drive sales growth and improve absorption, as well as a change in product mix as a result of the closed communities noted above.

The decrease in residential revenues earned is primarily the result of the overall decline in market conditions in this region.

Florida Region:

	Three months ended December 31
	2007	2006	Change	% Change
	(dollars in thousands)
New orders
Dollars	$5,082	$17,135	$(12,053)	(70.3)%
Units	23	83	(60)	(72.3)%
Average sales price	$221	206	15	7.0%

Residential revenues earned
Dollars	$9,914	$22,406	$(12,492)	(55.8)%
Units	44	94	(50)	(53.2)%
Average sales price	$225	$238	$(13)	(5.5)%

	Six months ended December 31
	2007	2006	Change	% Change
	(dollars in thousands)
New orders
Dollars	$12,058	$15,257	$(3,199)	(21.0)%
Units	52	85	(33)	(38.8)%
Average sales price	$232	179	53	29.2%

Residential revenues earned
Dollars	$17,036	$40,583	$(23,547)	(58.0)%
Units	74	158	(84)	(53.2)%
Average sales price	$230	$257	$(27)	(10.4)%

	December 31,
	2007	2006	Change	% Change
	(dollars in thousands)
Backlog
Dollars	$9,840	$17,845	$(8,005)	(44.9)%
Units	34	65	(31)	(47.7)%
Average sales price	$289	$275	$14	5.4%

The above table reflects results from our Florida region for the three and six months ended December 31, 2007 and 2006. In the Florida region, we have operations in the Orlando market. The current and prior year periods also reflect results from the Palm Bay market from which we substantially exited during the first quarter of fiscal 2008 and the Palm Coast market from which we substantially exited during the second quarter of fiscal 2008. The Company in the Florida region currently builds homes primarily targeted toward first-time move-up and entry level homebuyers.

The decrease in new orders for the three and six months ended December 31, 2007, as compared to the three and six months ended December 31, 2006, is primarily the result of the continued deterioration of market conditions in this region.  New orders were also negatively impacted by our exit from the Palm Bay and Palm Coast markets, as noted above.  During the three and six months ended December 31, 2006, we offered increased sales incentives in an effort to reduce excess inventory levels.  The average sales price for the three and six months ended December 31, 2007, has increased as we have successfully reduced these inventory levels.

The decline in residential revenues earned is primarily the result of the overall decline in market conditions, as well as our exit from the Palm Bay and Palm Coast markets, as noted above.

Additionally, demand in the Florida region for first-time buyers has decreased due to the tightening of the mortgage markets and the inability of a large portion of the demographic to obtain financing for new home purchases. As the average sales price in the Florida region is significantly less than the average sales price in our other regions, we believe that the targeted demographic in this region is more prone to uncertainties in the mortgage markets, especially the sub-prime mortgage market.

Costs and Expenses:

Residential Properties:

	Three months ended December 31
	2007	2006	Change	% Change
	(dollars in thousands)
Residential Properties
Earned revenues	$144,490	$153,172	$(8,682)	(5.7)%
Cost of residential properties	147,425	135,327	12,098	8.9%
Gross profit margin	$(2,935)	$17,845	$(20,780)	(116.4)%
Gross profit margin %	(2.0)%	11.7%

	Six months ended December 31
	2007	2006	Change	% Change
	(dollars in thousands)
Residential Properties
Earned revenues	$263,847	$314,944	$(51,097)	(16.2)%
Cost of residential properties	250,378	266,640	(16,262)	(6.1)%
Gross profit margin	$13,469	$48,304	$(34,835)	(72.1)%
Gross profit margin %	5.1%	15.3%

The costs of residential properties for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 increased primarily as a result of long-lived asset impairment losses recorded during the three months ended December 31, 2007.  These long-lived asset impairment losses of $22.9 million were recorded in each of our regions.  Gross profit percentage for the three months ended December 31, 2007 was (2.0)%, which was a decrease from 11.7% for the three months ended December 31, 2006.

The costs of residential properties for the six months ended December 31, 2007 compared to the six months ended December 31, 2006 decreased primarily as a result of decreased residential revenues earned offset by long-lived asset impairment losses recorded during the six months ended December 31, 2007.  Long-lived asset impairment losses of $23.6 million were recorded in each of our regions.  Gross profit percentage for the six months ended December 31, 2007 was 5.1%, which was a decrease from 15.3% for the six months ended December 31, 2006.

In addition, we sell a variety of home types in various communities and regions, each yielding a different gross profit margin. As a result, depending on the mix of both communities and home types delivered, the consolidated gross profit margin may fluctuate up and down on a periodic basis and periodic profit margins may not be representative of the consolidated gross profit margin for future years.

Interest included in the costs and expenses of residential properties and land sold for the three and six months ended December 31, 2007 were $5,114 and $8,923, respectively.  Interest included in the costs and expenses of residential properties and land sold for the three and six months ended December 31, 2006 were $4,293 and $7,800, respectively.  The interest incurred during the construction period is capitalized to inventory and then expensed to the cost of residential properties in the period in which the home settles.

Selling, General and Administrative:

	Three months ended December 31
	2007	2006	Change	% Change
	(dollars in thousands)
Selling, General and Administrative
Selling and advertising	$8,219	$9,073	$(854)	(9.4)%
Commissions	5,644	6,117	(473)	(7.7)%
General and administrative	10,725	15,409	(4,684)	(30.4)%
Total	$24,588	$30,599	$(6,011)	(19.6)%

	Six months ended December 31
	2007	2006	Change	% Change
	(dollars in thousands)
Selling, General and Administrative
Selling and advertising	$14,674	$16,108	$(1,434)	(8.9)%
Commissions	9,921	12,143	(2,222)	(18.3)%
General and administrative	18,268	27,191	(8,923)	(32.8)%
Total	$42,863	$55,442	$(12,579)	(22.7)%

Selling and advertising costs include amortization of deferred marketing costs and other selling costs. These costs decreased primarily as a result of reduced sales office headcount, as part of headcount reductions that took place in July 2007.

The decrease in commission expense is primarily attributable to the decrease in residential revenues as noted above. Commission expense as a percentage of residential revenue decreased to 3.9% and 3.8% for the three and six months ended December 31, 2007, respectively, and from 4.0% and 3.9% for the three and six months ended December 31, 2006, respectively.

The decrease in general and administrative costs is attributable to decreases in payroll expense, relating to the headcount reductions that were completed in July 2007 and overall decreases in controllable costs as we adjusted to the decline in market conditions. Included in general and administrative costs for the three months ended December 31, 2007 and 2006 were $0.5 million and $8.1 million, respectively, related to the write-off of abandoned projects and other pre-acquisition costs.  Write-off of abandoned projects and other pre-acquisition costs were $0.9 million and $9.4 million for the six months ended December 31, 2007 and 2006, respectively.

During July, 2007, we completed a round of headcount reductions. The headcount reductions were taken in several stages throughout the prior and current fiscal year and across all of our regions in response to the general downturn in the homebuilding industry.  Additionally, we completed another round of headcount reductions, subsequent to December 31, 2007.  Severance costs of $0.5 million were accrued in the three months ended December 31, 2007 relating to these headcount reductions.  This most recent headcount reduction affected all of our regions and represented a 14% decrease in total employee count.

During the three months ended December 31, 2007, we reviewed our land under option and agreements of sale and other pre-acquisition costs to determine if the anticipated economics of the transaction remained acceptable to us given the state of the homebuilding industry. For those agreements deemed unfavorable, we attempted to renegotiate the transaction to more favorable terms. In those situations where the contract could not be renegotiated on terms we believed were favorable to us, the option or agreement of sale was written-off, resulting in the write-off of abandoned projects and other-pre-acquisition costs noted above.

Land Sales and Other Income:

	Three months ended December 31
	2007	2006	Change
	(dollars in thousands)
Land sales
Earned revenues	$8,224	$1,797	$6,427
Costs and expenses	44,784	1,231	43,553
Gross (loss) profit	$(36,560)	$566	$(37,126)

Other income (expense)
Other income	$2,229	$2,159	$70
Other expense	1,441	1,515	(74)

	Six months ended December 31
	2007	2006	Change
	(dollars in thousands)
Land sales
Earned revenues	$9,410	$2,205	$7,205
Costs and expenses	46,042	1,605	44,437
Gross (loss) profit	$(36,632)	$600	$(37,232)

Other income (expense)
Other income	$4,562	$5,081	$(519)
Other expense	3,435	3,511	(76)

During the three months ended December 31, 2007 in response to the overall deterioration in market conditions, we closed nine separate land sale transactions, disposing of approximately 1,400 lots.  Included in those 1,400 lots, were 267 lots that comprised our entire work-in-process inventory and land positions in the Phoenix, Arizona market.  We have historically reported this business as our western region operating segment.  The disposed work-in-process inventory and land positions constituted substantially all of our assets and operations in the western region.  Accordingly, all charges associated with the western region are included as discontinued operations.

Including the lots sold in the western region, approximately 94% of the lots sold were in our midwestern, Florida and western regions.  Approximately 6% of the lots sold were in our southern region.  No lots were sold in the northern region during the three months ended December 31, 2007.

We received proceeds on the nine dispositions in the amount of $32.9 million, inclusive of proceeds related to the western region, of which $8.2 million was recognized as land sales revenue from continuing operations during the three and six months ended December 31, 2007.  An additional $13.4 million of proceeds relates to two parcels of land that were sold, but for accounting purposes are treated as a financing obligation because they are subject to an option agreement.  These separate option agreements generally provide us with the option, but not the obligation, to purchase lots on an individual basis through periodic lot option acquisition schedules.  The remaining $11.3 million relates to the western region and is included in loss from discontinued operations discussed below.

Prior to the completion of the land sales discussed above, we recorded asset impairments on the land to be sold.  The total impairment charge related to these land sales were $36.6 million for the three months ended December 31, 2007.  These asset impairment losses are included in the costs of land sales.  Additionally, we recorded an impairment charge of $20.7 million related to the sale of assets in the western region.  This impairment charges is included in net loss from discontinued operations discussed below.

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

Our mortgage processing business assists homebuyers in obtaining financing directly from unaffiliated lenders. We do not fund or service the mortgage loans, nor does it assume any credit or interest rate risk in connection with originating the mortgages.

Income Taxes and Loss from Continuing Operations:

	Three months ended December 31
	2007	2006	Change
	(dollars in thousands)
Pre-tax loss from continuing operations	$(63,295)	$(11,544)	$(51,751)
Income tax benefit	(24,688)	(4,515)	(20,173)
Loss from continuing operations, net of tax	$(38,607)	$(7,029)	$(31,578)

	Six months ended December 31
	2007	2006	Change
	(dollars in thousands)
Pre-tax loss from continuing operations	$(64,899)	$(4,968)	$(59,931)
Income tax benefit	(24,529)	(1,981)	(22,548)
Loss from continuing operations, net of tax	$(40,370)	$(2,987)	$(37,383)

In all of our regions, the increase in net loss from continuing operations is primarily the result of asset impairment charges recorded during the three and six months ended December 31, 2007.  During the three and six months ended December 31, 2007, we recorded land sale impairment charges of $22.1 million, net of tax.  During the three and six months ended December 31, 2007, we recorded long-lived asset impairment charges of $13.9 million and $14.3 million, respectively, net of taxes.

The effective income tax rate has decreased to 37.8% for the six months ended December 31, 2007 from 39.9% for the six months ended December 31, 2006. The current year period also includes the impact of a revision to a prior year tax contingency reserve of approximately $0.6 million and a prior year income tax return-to-accrual adjustment of approximately $0.5 million.

Loss from Discontinued Operations:

During the three months ended December 31, 2007, we determined that our operating strategy no longer supported maintaining a presence in the Phoenix, Arizona market.  Accordingly, we disposed of our entire balance of work-in-process inventory and land in a single transaction with a single buyer.  We have historically reported this business as the western region operating segment.  The disposed work-in-process inventory and land assets constituted substantially all of our assets in the western region.  As such, all charges associated with the western region are included as a discontinued operation.

Loss from discontinued operations was $12.8 million or a loss of $0.69 per share for the three months ended December 31, 2007 compared to a loss of $0.5 million or $0.03 per share for the three months ended December 31, 2006.  For the six months ended December 31, 2007, the loss from discontinued operations was $13.1 million or $0.71 per share compared to a loss of $0.6 million or $0.03 per share for the six months ended December 31, 2006.  The additional loss in both current fiscal year periods is principally due to impairment charges to reduce the carrying value of the land prior to being sold.  See Note 12 to our consolidated financial statements in Item 1.

Liquidity and Capital Resources

On an ongoing basis, we require capital for expenditures to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales.  These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities.  Our sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured.  In an effort to increase liquidity, we may pursue sales on parcels of land, as well as alternatives for selling a portion of our model home portfolio and other assets; however, we can offer no assurances as to whether or when such transactions will occur or whether the transactions will be on terms advantageous to us.

We regularly monitor our land positions in an effort to identify potential land sales and improve our liquidity.  Subsequent to December 31, 2007, we completed one additional land sale of approximately 20 lots that yielded net proceeds of approximately $2.0 million and net gain of approximately $0.5 million.  We do not currently have any plans to sell any additional parcels of land, but circumstances may change which could result in our taking advantage of such sales in the future.

As of December 31, 2007, we had $133.6 million of borrowing capacity under our secured revolving credit facility discussed below, of which approximately $19.6 million was available to be drawn based upon our monthly borrowing base certificate as of December 31, 2007. A majority of our debt is variable rate, based on the 30-day LIBOR rate, and therefore, we are exposed to market risk in connection with interest rate changes. At December 31, 2007, the 30-day LIBOR rate of interest was 4.600%.

The Company anticipates receiving approximately $25 million of federal income tax refunds directly or indirectly as a result of certain land sale transactions that were completed during the three months ended December 31, 2007.  We expect to receive this refund prior the end of our fiscal year ended June 30, 2008; however, we can offer no assurances as to the amount of the refund or when it will be received.

We believe that cash on hand, funds generated from operations and financial commitments from available lenders will provide sufficient capital for us to meet our existing operating needs.  Furthermore, we believe that we will continue to meet the covenant requirements of the Revolving Credit Facility; however, we can make no assurances that it will be able to comply with the covenants or be able to obtain waivers or amendments of the covenants upon acceptable terms or at all.

Revolving Credit Facility

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc., as guarantor, entered into a Revolving Credit and Loan Agreement for a $500.0 million Senior Secured Revolving Credit and Letter of Credit Facility with various banks as lenders (as amended and restated and further amended, the “Revolving Credit Facility”). The Revolving Credit and Loan Agreement was amended on January 24, 2006 via the Amended and Restated Revolving Credit and Loan Agreement (the “Amended Credit Agreement”). In connection with the Amended Credit Agreement, Orleans Homebuilders, Inc. entered into an amended Guaranty agreement, which was amended on September 6, 2007 by the First Amendment to Guaranty. The Amended and Restated Credit Agreement was amended on November 1, 2006 (the “First Amendment”), February 7, 2007 (the “Second Amendment”), May 8, 2007 (the “Third Amendment”), September 6, 2007 (the “Fourth Amendment”) and December 21, 2007 (the “Fifth Amendment”).

The borrowing limit under the Revolving Credit Facility is $585.0 million, subject to increase if certain conditions are met. Under and subject to the terms of the Revolving Credit Facility, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for investment in joint ventures, for working capital and for such other appropriate corporate purposes as may be approved by the lenders. Capitalized terms used below and not otherwise defined have the meanings set forth in the Amended and Restated Credit Agreement.

Pursuant to the Fourth Amendment, and subject to the terms of the Revolving Credit Facility, approximately $464.0 million of the $585.0 million Revolving Credit Facility has a maturity date of December 20, 2009 and the remaining $121.0 million has a maturity date of December 20, 2008.  Borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus a non-default variable spread ranging from 250 basis points to 400 basis points, depending upon our leverage ratio. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. At December 31, 2007, the interest rate was 7.350%, which included a 275 basis point spread.

The total amount of loans and advances outstanding at any time under the Revolving Credit Facility may not exceed the lesser of the then-current borrowing base availability or the revolving sublimit as defined in the Revolving Credit Facility. Pursuant to the Fourth Amendment, the revolving sublimit is $585.0 million, subject to reduction on December 20, 2008. The borrowing base availability is based on the lesser of the appraised value or cost of real estate owned by us that has been admitted to the borrowing base. Various conditions must be satisfied in order for real estate to be admitted to the borrowing base, including that a mortgage in favor of lenders has been delivered to the agent for lenders and that all governmental approvals necessary to begin development of for-sale residential housing, other than building permits and certain other permits borrower in good faith believes will be issued within 120 days, have been obtained. Depending on the stage of development of the real estate, the loan to value or loan to cost advance rate in the borrowing base ranges from 50% to 95% of the appraised value or cost of the real estate.

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

•                  Pay dividends in excess of $0.02 per share per quarter; or

•                  Redeem any stock.

The Revolving Credit Facility also contains various financial covenants. Among other things, the financial covenants, as amended, require that:

•                  As of the last day of each fiscal quarter, the ratio of our Adjusted EBITDA to debt service for the prior four fiscal quarters cannot be not less than 0.20-to-1.00 for the period ending June 30, 2008; 0.50-to-1.00 for the period ending September 30, 2008; 0.65-to-1.00 for the period ending December 31, 2008, March 31, 2009 and June 30, 2009; and 1.00-to-1.00 for the period ending September 30, 2009. As a result of the Fourth and Fifth Amendments, the Adjusted EBITDA to debt service covenant was waived for the periods ending June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2008.

•                  We must maintain a minimum consolidated tangible net worth of at least $192.0 million plus 50% of the positive net income earned after June 30, 2007 and all of the net proceeds of equity securities issued by us after June 30, 2007.  In addition, the minimum consolidated adjusted tangible net worth shall be reduced by after-tax inventory impairments up to a maximum aggregate amount of $35.0 million and after-tax land sales impairments up to a maximum aggregate amount of $50.0 million, provided that the minimum consolidated tangible net worth is at least $130.0 million at all times.

•                  As of the last day of each fiscal quarter, our leverage ratio cannot exceed 4.00-to-1.00 for any fiscal quarters ending on or after December 31, 2007.  In addition, as of the last day of each fiscal quarter ending on or after December 31, 2007, our leverage ratio, excluding the effect of inventory impairments and land sales impairments, cannot exceed 3.00-to-1.00.

•                  As of the last day of each fiscal quarter, the ratio of the book value of all land that is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to our consolidated adjusted tangible net worth cannot exceed  2.00-to-1.00 at December 31, 2007 and March 31, 2008; 1.85-to-1.00 at June 30, 2008, September 30, 2008 and December 31, 2008; and 1.75-to-1.00 at March 31, 2009 through maturity.

•                  We must maintain a required liquidity level based on cash plus borrowing base availability and under this covenant, we must have (i) at least $10.0 million of cash and cash equivalents (as defined) as of the reporting date of each borrowing base certificate, and (ii) at least $15.0 million of liquidity (as defined and including cash and cash equivalents) as of the date of each borrowing base certificate, through July 31, 2008.  Starting August 31, 2008, we must have (i) at least $15.0 million of cash and cash equivalents (as defined) as of the reporting date of each borrowing base certificate, and (ii) at least $20.0 million of liquidity (as defined and including cash and cash equivalents) as of the date of each borrowing base certificate.

•                  Under a minimum cash flow from operations ratio based on cash flow from operations to interest incurred covenant, which is applicable starting with the twelve-month period ending December 31, 2007, if the interest coverage ratio is less than 1.25-to-1.00, we must have a cash flow from operations to interest incurred ratio (as defined) of at least 1.50-to-1.00. During the first four quarterly  periods during which this covenant is applicable, even if the interest coverage ratio is less than 1.25-to-1.00, the cash flow from operations ratio may be less than 1.50-to-1.00 during any one period, so long as it is greater than 1.00-to-1.00. Cash flow from operations is calculated based on the last twelve months cash flow from operations and adjusted for interest expense and includes any amounts from the disposition of model homes that are subject to a sale-leaseback transaction to the extent such amounts are not otherwise included in net cash provided by operating activities.

In addition, the Revolving Credit Facility contains various financial covenants with respect to the value of land in certain stages of development that may be owned by us, a borrower or any subsidiary of the Company and limits the number of units which are not subject to a bona-fide agreement of sale that may be in the inventory of any borrower, the Company or any subsidiary of the Company.

At the fiscal quarters ended September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, we would have been in violation of certain financial covenants in the Amended and Restated Credit Agreement if not for the First Amendment, Second Amendment, Third Amendment and Fourth Amendment, respectively, notwithstanding the fact that as of September 6, 2007 (the date of the Fourth Amendment), we were in compliance with all of our covenants as they existed immediately prior to the Fourth Amendment.

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

Trust Preferred Securities

On November 23, 2005, we issued $75.0 million of trust preferred securities which mature on January 30, 2036 and are callable, in whole or in part, at par plus accrued interest on or after January 30, 2011. For the first ten years, the securities have a fixed interest rate of 8.61% per annum, provided that certain covenant levels are maintained. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 360 basis points per annum, resetting quarterly.

Pursuant to the original Indenture, in the event we fail to meet certain financial ratios for three of four consecutive quarters, the applicable rate of interest will be increased by 300 basis points until we are in compliance with the financial ratios, at which time the interest rate will return to its original amount.   On August 13, 2007, we entered into Supplemental Indenture No. 1 (the “Supplemental Indenture”), which amended the terms of the securities by deferring the potential start of this increased rate of interest for at least four quarters.  But for the Supplemental Indenture, we would have been subject to the increased rate of interest starting with the first quarter of fiscal 2008.  Pursuant to the Supplemental Indenture, it is an event of default if the increased interest rate is in effect for eight consecutive interest payment periods, starting with the quarterly interest payment due on October 30, 2008.  The occurrence of an event of default may trigger demand for immediate payment in full of all outstanding amounts.  An uncured event of default under the trust preferred securities also constitutes an event of default under the Amended and Restated Credit Agreement.  At December 31, 2006, March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007 we failed to meet the interest coverage ratio.  The interest coverage ratio is the ratio of Adjusted EBITDA to Debt Service, as defined in the Supplemental Indenture, for the relevant accounting period.  We anticipate that we will not meet the interest coverage ratio for the quarter ending March 31, 2008.  As a result, we anticipate that we will begin to pay the increased rate of interest under the $75.0 million of trust preferred securities starting with the quarterly interest payment due on October 30, 2008.  We believe that the Supplemental Indenture has substantially eliminated the possibility for an event of default as a result of making eight consecutive increased interest rate payments under the Trust Preferred Securities until at least September 2010.

To allow the Supplemental Indenture to become effective, OHI Financing, Inc. established a $5.0 million reserve fund for the benefit of the holders of the trust preferred securities by posting a letter of credit with the trustee under the Supplemental Indenture, which is subject to increase and may be drawn by the trustee and used in respect of the trust preferred obligations.

The securities are treated as debt obligations for financial statement purposes. We used proceeds from the sale of these securities to repay outstanding obligations under the Revolving Credit Facility discussed above.

On September 20, 2005, we issued $30.0 million of trust preferred securities which mature on September 30, 2035 and are callable, in whole or in part, at par plus accrued interest on or after September 30, 2010. For the first ten years, the securities have a fixed interest rate of 8.52% per annum. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 380 basis points per annum, resetting quarterly. The securities are treated as debt obligations for financial statement purposes. We used proceeds from the sale of these securities to fund land purchases and residential construction. The obligations relating to the trust preferred securities are subordinated to the Revolving Credit Facility.

Employee Retirement Plan

On December 1, 2005, we adopted an unfunded, non-qualified target defined benefit retirement plan, effective as of September 1, 2005, which covers a group of management employees of the Company. We own life insurance policies on all participants in the Supplemental Executive Retirement Plan (“SERP”). This SERP, which was amended and restated on September 27, 2007, is intended to provide the participants with an annual supplemental retirement benefit based upon their years of service with us and highest average compensation for five consecutive years. The annual supplemental benefit for each participant will be adjusted based on the actual performance of the SERP compared to the target. The benefit is payable for life with a minimum of 10 years guaranteed. In order to qualify for normal retirement benefits, a participant must attain age 65 with at least five years of participation in the SERP. Early retirement will be permitted beginning at age 55, after 5 years of participation in the SERP. Early retirement benefits will be adjusted actuarially to reflect the early retirement date.

If a participant terminates employment with us prior to attaining his or her normal retirement age, other than by reason of early retirement, death or disability, the participant generally will forfeit all benefits under the SERP.

We can amend or terminate the SERP at any time. However, no amendment or termination will affect the participants’ accrued benefits as determined in accordance with the SERP or delay any payments to a participant beyond the time that such amount would otherwise be payable without regard to the amendment.

Cash Flow Statement

Net cash provided by operating activities for the six months ended December 31, 2007 was $37.9 million, compared to net cash used in operating activities for the six months ended December 31, 2006 of $74.5 million. The primary drivers of cash provided by operating activities were the sale of land during the six months ended December 31, 2007 and an increase in the account payable balances.

Net cash provided by investing activities for the six months ended December 31, 2007 was $11.3 million, compared to net cash used in investing activities of $0.2 million for the six months ended December 31, 2006. Net cash provided by investing activities for the six months ended December 31, 2007 related to the disposition of assets related to the western region, partially offset by purchase of property and equipment.

Net cash used in financing activities for the six months ended December 31, 2007 was $37.3 million, compared to net cash provided by financing activities of $83.7 million for the six months ended December 31, 2006.  Cash used in financing activities primarily relates to net paydowns on our credit facility during the six months ended December 31, 2007.  The paydown is the result of the cash provided by operating activities noted above.

Summary of Outstanding Obligations

The following table summarizes our outstanding obligations as of December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future periods. For mortgage and other note obligations, payments due by period are shown based on the expiration date of the loan.

	Payments due during fiscal year ending June 30,
	Total	2008	2009	2010	2011	2012	Thereafter
Obligations:
Mortgage and other note obligations	$524,884	$250	$684	$418,950	$—	$—	$105,000
Operating leases	3,846	855	1,282	602	472	359	276
Affordable housing contributions	225	50	100	75	—	—	—
Tax obligation	2,535	2,535	—	—	—	—	—
Total obligations	$531,490	$3,690	$2,066	$419,627	$472	$359	$105,276

Lot Positions

As of December 31, 2007, we owned or controlled approximately 8,525 building lots. Included in the aforementioned lots, we had contracted to purchase, or has under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $161.0 million that are expected to yield approximately 2,550 building lots.  Approximately 88% of the owned or controlled lots are in our northern and southern regions.  An additional 8% of the owned or controlled lots are in our midwestern region, while our Florida region has 4% of the owned or controlled lot position.

Undeveloped Land Acquisitions:

In recent years, the process of acquiring desirable undeveloped land has been extremely competitive, particularly in the northern region, mostly due to the lack of available parcels suitable for development. In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction. Generally, we structure our land acquisitions so that we have the right to cancel our agreements to purchase undeveloped land by forfeiture of our deposit under the agreement. As of December 31, 2007, all but one of our agreements to purchase undeveloped land was structured in this manner. Included in the balance sheet captions “Inventory not owned – Variable Interest Entities” and “Land deposits and costs of future development,” at December 31, 2007 we had $8.0 million invested in 14 parcels of undeveloped land, of which $7.1 million is cash deposits, a portion of which is non-refundable. At December 31, 2007, overall undeveloped parcels of land under contract had an aggregate purchase price of approximately $88.5 million and were expected to yield approximately 1,650 building lots.

We attempt to further mitigate the risks involved in acquiring undeveloped land by structuring our undeveloped land acquisitions so that the deposits required under the agreements coincide with certain benchmarks in the governmental approval process, thereby limiting the amount at risk. This process allows us to periodically review the approval process and make a decision on the viability of developing the parcel to be acquired based upon expected profitability. In some circumstances we may be required to make deposits solely due to the passage of time. This structure still provides us an opportunity to periodically review the viability of developing the parcel of land. In addition, we primarily structure our agreements to purchase undeveloped land to be contingent upon obtaining all governmental approvals necessary for construction. Under most agreements, we secure the responsibility for obtaining the required governmental approvals as we believe that we have significant expertise in this area. We intend to complete the acquisition of undeveloped land only after all governmental approvals are in place. In certain rare circumstances, however, when all extensions have been exhausted, we must make a decision on whether to proceed with the purchase even though all governmental approvals have not yet been received. In these circumstances, we perform reasonable due diligence to ascertain the likelihood that the necessary governmental approvals will be granted.

Improved Lot Acquisitions:

The process of acquiring improved building lots from developers is extremely competitive. We compete with many national homebuilders to acquire improved building lots, some of which have greater financial resources than us. The acquisition of improved lots is usually less risky than the acquisition of undeveloped land as the contingencies and risks involved in the land development process are borne by the developer rather than us. In addition, governmental approvals are generally in place when the improved building lots are acquired.

At December 31, 2007, we had contracted to purchase or had under option approximately 900 improved building lots, which include lots that were sold, but for accounting purposes are treated as a financing obligation because they are subject to an option agreement, for an aggregate purchase price of approximately $72.5 million. At December 31, 2007, we had $2.7 million, all of which are deposits, invested in these improved building lots. There were no deposits forfeited during the three and six months ended December 31, 2007 with respect to improved building lots.

We expect to utilize primarily the Revolving Credit Facility as described above as well as other existing capital resources, to finance the acquisitions of undeveloped land and improved lots described above. We anticipate completing a majority of these acquisitions during the next several years.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 will be effective for our fiscal year ending June 30, 2009. The Company is currently evaluating this standard and has not yet determined what impact it would have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year ending June 30, 2010.  We are evaluating the impact the adoption of SFAS 160 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141R expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for our fiscal year ending June 30, 2010. We are evaluating the impact the adoption of SFAS 141R will have on our consolidated financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by statute. Generally words such as “may”, “will”, “should”, “could”, “would”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue” and “believe” or the negative of or other variation on these and other similar expressions identify forward-looking statements. These forward-looking statements including, without limitation, statements with respect to anticipated realization of deferred tax assets, the substantial elimination of the possibility of certain defaults under the Company’s $75 million issue of trust preferred securities until at least September 2010, anticipated tax refunds, potential liabilities relating to litigation currently pending against us, anticipated future dividends, anticipated delivery of homes in backlog, future market conditions, anticipated delivery of backlog, appropriateness of completed home inventory levels and the overall direction of the housing market, expected warranty costs, future land acquisitions and the availability of sufficient capital for us to meet our operating needs are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. For additional information on some potential risks, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company’s principal market risk exposure continues to be interest rate risk. A majority of the Company’s debt is variable based on LIBOR, and, therefore, affected by changes in market interest rates. Based on current operations, an increase or decrease in interest rates of 100 basis points will result in a corresponding increase or decrease in cost of sales and interest charges incurred by the Company of approximately $4.2 million in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered. The Company believes that reasonably possible near-term interest rate changes will not result in a material negative effect on future earnings, fair values or cash flows of the Company.

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

ITEM 4.                             CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer, Executive Vice President and Chief Financial Officer and Vice President and Controller evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Controller concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms and also to ensure information required to be disclosed is accumulated and communicated to management. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.                    RISK FACTORS

There has been no material changes in our market risks during the three and six months ended December 31, 2007, except as noted below. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended June 30, 2007.

We may not be able to utilize all of our deferred tax assets.

We currently believe that we are likely to have taxable income in the future sufficient to realize the benefit of all of our deferred tax assets (consisting primarily of inventory valuation adjustments, reserves and accruals that are not currently deductible for tax purposes, as well as net operating loss carryforwards from losses we incurred during fiscal 2007). However, some or all of these deferred tax assets could expire unused if we are unable to generate taxable income in the future sufficient to utilize them or we enter into transactions that limit our right to use them. If it becomes more likely than not that our deferred tax assets will expire unused, we will have to recognize a valuation allowance, which may materially increase our income tax expense, and therefore adversely affect our results of operations and tangible net worth in the period in which it is recorded.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 6, 2007, the Company held its Annual Meeting of Stockholders pursuant to a notice dated October 26, 2007.  Definitive proxy materials were filed with the Securities and Exchange Commission prior to the meeting.  A total of 11,998,698 shares were voted at the meeting, constituting 64.9% of the 18,501,641 shares entitled to vote.

At the Annual Meeting, the ten nominees (Benjamin D. Goldman, Jerome S. Goodman, Robert N. Goodman, Andrew N. Heine, David Kaplan, Lewis Katz, Jeffrey P. Orleans, Robert M. Segal, John W. Temple and Michael T. Vesey) for election to the Company’s Board of Directors were all elected.

	SharesVoted For	Shares for Which Vote was Withheld

Benjamin D. Goldman	11,998,698	0

Jerome S. Goodman	11,998,698	0

Robert N. Goodman	11,998,698	0

Andrew N. Heine	11,998,698	0

David Kaplan	11,998,698	0

Lewis Katz	11,998,698	0

Jeffrey P. Orleans	11,998,648	50

Robert M. Segal	11,998,698	0

John W. Temple	11,998,698	0

Michael T. Vesey	11,998,698	0

At the Annual Meeting, the Second Amended and Restated Orleans Homebuilders, Inc. 2004 Omnibus Stock Incentive Plan (the “Amended and Restated Plan”) was approved with 11,996,274 votes for the Amended and Restated Plan, 2,212 votes against the Amended and Restated Plan and 212 abstentions.  The Amended and Restated Plan increased the number of shares of common stock authorized for issuance under the Orleans Homebuilders, Inc. 2004 Omnibus Stock Incentive Plan by 1,600,000 shares to 2,000,000 and to permit the Company to modify the exercise price of options without further stockholder approval.

Also at the Annual Meeting, the Orleans Homebuilders, Inc. Cash Bonus Plan for Garry Herdler (the “Herdler Cash Bonus Plan”) was approved with 11,996,174 votes for the Herdler Cash Bonus Plan, 2,312 votes against the Herdler Cash Bonus Plan and 212 abstentions.  The Herdler Cash Bonus Plan provides for a cash bonus to be paid to Mr. Herdler in any plan year, which is the same as the Company’s fiscal year, in which there is pre-tax, pre-bonus consolidated income for the Company.  Pre-tax, pre-bonus consolidated income means the net income for the Company plus (a) accrual and/or payment of senior executive bonuses pursuant to the Company’s Orleans Homebuilders, Inc. Incentive Compensation Plan; (b) all state, federal, city, municipal, capital and other similar taxes, and (c) write-downs or similar expenses related to the Company’s inventory of owned or controlled lots, land, option contracts, homes, works in progress and/or other similar items.  Pre-tax, pre-bonus consolidated income for the Herdler Cash Bonus Plan is determined in a manner consistent with bonus calculations pursuant to the Incentive Compensation Plan and the audited financial statements of the Company for the periods in question. If there is no pre-tax, pre-bonus consolidated income for the Company in a given plan year, no cash bonus will be paid pursuant to the Herdler Cash Bonus Plan.  If there is pre-tax, pre-bonus consolidated income for the Company in a given plan year, then the cash bonus amount payable to Mr. Herdler will be equal to the positive difference, if any, between the sum of: (i) 0.75% of the first $100 million of pre-tax, pre-bonus consolidated income for the applicable plan year, and (ii) 0.50% of the pre-tax, pre-bonus consolidated income in excess of $100 million for the applicable plan year.

ITEM 6.                             EXHIBITS

3.1           Amended and Restated By-laws of Orleans Homebuilders, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 11, 2007).

10.1         Second Amended and Restated Orleans Homebuilders, Inc. Omnibus Stock Incentive Plan (incorporated by reference to Appendix D of the Company’s Proxy Statement with respect to its 2007 Annual Meeting of Stockholders).

10.2         Orleans Homebuilders, Inc. Cash Bonus Plan for Garry Herdler (incorporated by reference to Appendix E of the Company’s Proxy Statement with respect to its 2007 Annual Meeting of Stockholders).

10.3         Orleans Homebuilders, Inc. Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 11, 2007).

10.4         Letter Agreement between Orleans Homebuilders, Inc. and Garry P. Herdler (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 11, 2007).

10.5         Orleans Homebuilders, Inc. Amendment to Non-Qualified Stock Option (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 11, 2007).

10.6         Fifth Amendment to Amended and Restated Revolving Credit Loan Agreement, dated as of December 21, 2007 and effective as of December 1, 2007, by and among Greenwood Financial, Inc. and certain affiliates, Orleans Homebuilders, Inc., Wachovia Bank, National Association and various other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 28, 2007).

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

ORLEANS HOMEBUILDERS, INC.
(Registrant)

February 7, 2008	Jeffrey P. Orleans
Jeffrey P. Orleans
Chief Executive Officer

February 7, 2008	Garry P. Herdler
Garry P. Herdler
Executive Vice President and
Chief Financial Officer

February 7, 2008	Mark D. Weaver
Mark D. Weaver
Vice President and
Controller

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