Form 10-Q
period 2008-03-31
ORLEANS HOMEBUILDERS INC
filed 2008-05-12
CIK 38570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT OF 1934

For the transition period                     to

Commission File No. 1-6830

ORLEANS HOMEBUILDERS, INC.

(Exact name of registrant as specified in its charter)

Delaware

59-0874323

(State or other jurisdiction of	(I.R.S. Employer Identification. No.)
incorporation or organization)

3333 Street Road, Suite 101

Bensalem, PA 19020

(Address of principal executive offices)

Telephone:    (215) 245-7500

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock, par value $0.10 per share, outstanding as of
May 12, 2008:    18,839,141

(excluding 98,990 shares held in Treasury).

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Orleans Homebuilders, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)
(dollars in thousands, except par value)

	March 31,	June 30,
	2008	2007
Assets:
Cash and cash equivalents	$39,067	$19,991
Restricted cash - due from title company	9,256	25,483
Restricted cash - customer deposits	10,207	11,362
Real estate held for development and sale:
Residential properties completed or under construction	253,366	228,146
Land held for development or sale and improvements	380,892	511,872
Inventory not owned - variable interest entities	46,198	47,214
Inventory not owned - other financial interests	12,565	—
Property and equipment, at cost, less accumulated depreciation	1,747	2,555
Deferred taxes	—	23,480
Goodwill	4,180	4,180
Receivables, deferred charges and other assets	23,565	23,559
Land deposits and costs of future development	10,413	13,102
Total assets	$791,456	$910,944

Liabilities and shareholders’ equity:
Liabilities:
Accounts payable	$48,411	$30,891
Accrued expenses	50,302	26,303
Deferred revenue	148	—
Customer deposits	15,341	15,392
Obligations related to inventory not owned - variable interest entities	37,507	38,914
Obligations related to inventory not owned - other financial interests	12,565	—
Mortgage and other note obligations	406,132	469,123
Subordinated notes	105,000	105,000
Other notes payable	734	787
Total liabilities	676,140	686,410

Commitments and contingencies (see note 15)

Shareholders’ equity:
Common stock, $0.10 par, 23,000,000 shares authorized, 18,938,131 and 18,698,131 shares issued at March 31, 2008 and June 30, 2007, respectively	1,894	1,870
Capital in excess of par value - common stock	74,184	73,012
Accumulated other comprehensive loss	(1,862)	(1,862)
Retained earnings	42,988	154,003
Treasury stock, at cost (148,990 and 196,490 shares held at March 31, 2007 and June 30, 2007, respectively)	(1,888)	(2,489)
Total shareholders’ equity	115,316	224,534

Total liabilities and shareholders’ equity	$791,456	$910,944

See accompanying notes which are an integral part of the condensed consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Earned revenue:
Residential properties	$109,018	$128,886	$372,865	$443,830
Land sales	1,912	14,864	11,322	17,069
Other income	2,364	2,244	6,926	7,325
	113,294	145,994	391,113	468,224
Costs and expenses:
Residential properties	110,908	149,123	361,286	415,763
Land sales	1,635	15,739	47,677	17,344
Other	1,566	1,395	5,001	4,906
Selling, general and administrative	19,309	33,360	62,172	88,802
Impairment of goodwill	—	16,334	—	16,334
Interest:
Incurred	9,724	10,946	35,428	35,332
Less capitalized	(9,724)	(10,946)	(35,428)	(35,332)
	133,418	215,951	476,136	543,149

Loss from continuing operations before income taxes	(20,124)	(69,957)	(85,023)	(74,925)
Income tax expense (benefit)	26,987	(27,263)	2,458	(29,244)

Loss from continuing operations	(47,111)	(42,694)	(87,481)	(45,681)

Discontinued operations:
Loss from discontinued operations, net of taxes	(8,634)	(9,201)	(21,704)	(9,839)

Net loss	$(55,745)	$(51,895)	$(109,185)	$(55,520)

Basic loss per share:
Continuing operations	$(2.54)	$(2.31)	$(4.73)	$(2.48)
Discontinued operations	$(0.47)	$(0.50)	$(1.17)	$(0.53)
Net loss	$(3.01)	$(2.81)	$(5.90)	$(3.01)

Diluted loss per share:
Continuing operations	$(2.54)	$(2.31)	$(4.73)	$(2.48)
Discontinued operations	$(0.47)	$(0.50)	$(1.17)	$(0.53)
Net loss	$(3.01)	$(2.81)	$(5.90)	$(3.01)

Dividends declared per share	$0.02	$0.02	$0.06	$0.06

Basic weighted average shares outstanding	18,520	18,491	18,508	18,443

Diluted weighted average shares outstanding	18,520	18,491	18,508	18,443

See accompanying notes which are an integral part of the condensed consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited)
(dollars in thousands)

				Capital in
				Excess of
	Common Stock		Other	Par Value -		Treasury Stock
	Shares		Comprehensive	Common	Retained	Shares
	Issued	Amount	Loss	Stock	Earnings	Held	Amount	Total
Balance at June 30, 2007	18,698,131	$1,870	$(1,862)	$73,012	$154,003	196,490	$(2,489)	$224,534

FIN 48 transition adjustment					(715)			(715)

Shares awarded under stock award plan				230				230

Fair market value of stock options issued				8				8

Stock options, net				1,501				1,501

Exercise of stock options				(543)		(47,500)	601	58

Issuance of restricted stock	240,000	24		(24)				—

Dividends paid on common stock					(1,115)			(1,115)

Net loss					(109,185)			(109,185)

Balance at March 31, 2008	18,938,131	$1,894	$(1,862)	$74,184	$42,988	148,990	$(1,888)	$115,316

See accompanying notes which are an integral part of the condensed consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(dollars in thousands)

	Nine Months Ended
	March 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(109,185)	$(55,523)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	816	960
Write-off of real estate held for development and sale	96,158	57,186
Write-off of land deposits and costs of future development	931	20,272
Write-off of goodwill	—	16,334
Gain on sale of fixed assets	(173)	—
Amortization of note discount	—	6
Deferred taxes	23,480	(22,605)
Stock based compensation expense	1,739	1,444
Changes in operating assets and liabilities:
Restricted cash - due from title company	16,227	15,963
Restricted cash - customer deposits	1,155	(818)
Real estate held for development and sale	(1,698)	(28,848)
Receivables, deferred charges and other assets	(6)	(482)
Land deposits and costs of future developments	(11,198)	2,101
Accounts payable and other liabilities	40,952	(73,329)
Customer deposits	(51)	844
Net cash provided by (used in) operating activities	59,147	(66,495)

Cash flows from investing activities:
Purchases of property and equipment	(372)	(275)
Proceeds from sale of fixed assets	537	—
Net proceeds from disposition of business	11,300	—
Net cash provided by (used in) investing activities	11,465	(275)

Cash flows from financing activities:
Borrowings from loans secured by real estate assets	57,000	108,000
Repayment of loans secured by real estate assets	(119,991)	(38,488)
Repayment of other note obligations	(53)	(5,064)
Liability associated with other financial interests	12,565	—
Purchase of treasury stock	—	(949)
Tax benefit from exercise of stock options	—	1,068
Proceeds from stock options exercised	58	24
Common stock cash dividend paid	(1,115)	(1,111)
Net cash (used in) provided by financing activities	(51,536)	63,480

Net increase (decrease) in cash and cash equivalents	19,076	(3,290)
Cash and cash equivalents at beginning of year	19,991	15,964
Cash and cash equivalents at end of period	$39,067	$12,674

See accompanying notes which are an integral part of the condensed consolidated financial statements.

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

During the three and nine months ended March 31, 2008, the Company incurred a net loss of $55,745 and $109,185, respectively, compared to a net loss of $51,898 and $55,523 for the three and nine months ended March 31, 2007, respectively.  The loss in the three and nine months ended March 31, 2008 included the establishment of a deferred tax asset valuation allowance in the amount of $43,544.  The homebuilding industry is cyclical and affected by changes in national and local economic, business and other conditions.  During the second half of fiscal 2006 and all of fiscal 2007, the Company and the entire homebuilding industry have faced several significant challenges in the housing and mortgage markets as a whole.  These challenges continued throughout the nine months ended March 31, 2008 and include decreased homebuyer demand due to lower consumer confidence in the overall housing market, a general increase in economic uncertainty, increased uncertainty in the overall mortgage market, increased underwriting standards and an increase in foreclosures.  The Company is responding to these unfavorable market conditions by attempting to maintain absorption levels through the use of sales incentives, reevaluating its individual land holdings and reducing its land expenditures and emphasizing cost reductions to adjust for lower levels of production.

Waiver

The Company’s senior secured revolving credit facility (See Note 4) contains financial and other restrictive covenants and requirements that limit our ability to engage in certain activities.  The Company’s senior secured revolving credit facility also contains a cross-default provision so that a default under the agreements or instruments governing our other debt could cause a default under the Company’s senior secured revolving credit facility.  Further, a default under the senior secured revolving credit facility could prevent the Company from making payments required by the Company’s trust preferred securities.  If not cured, a payment default or other event of default could result in the acceleration of all or most of the Company’s debt and permit lenders to foreclose upon any collateral securing that debt.  In addition, lenders may be able to terminate any commitments they made to supply the Company with further funds.  Under these circumstances, the Company might not have sufficient funds or other resources to satisfy all of its obligations.  The limitations imposed by the Company’s financing agreements on its ability to incur additional debt and to take other actions might significantly impair its ability to obtain other financing.

Based on the Company’s financial results for the quarter ended March 31, 2008, in particular the valuation allowance recorded for the deferred tax asset, the Company determined it was in default of certain of its covenants contained in its senior secured revolving credit facility as further described in the following sentences.  On May 9, 2008, the Company received a limited waiver to the Amended and Restated Credit Agreement.  The waiver letter temporarily waived certain covenants through and including September 15, 2008.  Absent the deferred tax asset valuation allowance of $43,544, the Company would have been in compliance with all of its financial covenants for the fiscal quarter ended March 31, 2008.  However, as a result of this deferred tax asset valuation allowance in the current fiscal quarter, absent the executed waiver letter, the Company would have been in violation of its minimum tangible net worth, maximum leverage, and maximum land to adjusted net worth covenants.  The waiver letter waives such covenant defaults from the fiscal quarter ending March 31, 2008 through and including September 15, 2008, unless another event of default occurs or the Company fails to meet its new minimum tangible net worth and leverage ratios.  As part of this waiver letter, the Company has also agreed to use its best efforts and work in good faith with the agent bank to identify a material group of assets in the borrowing base for re-appraisal prior to September 15, 2008; provided that, any such re-appraisals will not be used in calculating the borrowing base as of, or for any period ending prior to, and date prior to the end of the waiver period.  Subsequent to September 16, 2008, in the event that a material amount of these asset re-appraisals are ultimately determined to be lower than the lower of cost or existing appraised values, absent an amendment to the credit facility, the Company’s net availability under its Amended and Restated Credit Agreement could be materially reduced from existing and/or anticipated levels, which would reduce the Company’s liquidity at such time.  The Company currently anticipates it will amend its Amended and Restated Credit Agreement for these and other matters during the first quarter of fiscal 2009.  However, based upon these waiver letter terms, absent an amendment to the credit agreement or an extension of the waiver period prior to September 16, 2008, the Company currently expects it would then be in default under the terms of its credit agreement on September 16, 2008.  The Company can make no assurances that it will be able to comply with its covenants or will be able to obtain further waivers or amendments of its covenants in its financing agreements and instruments, if necessary, upon acceptable terms or at all which could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Interim Financial Information

These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2007.  The June 30, 2007, amounts were derived from the Company’s audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The condensed financial information as of March 31, 2008, and for the three and nine months ended March 31, 2008 and 2007, is unaudited, but in the opinion of management includes all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows.  Results for the three and nine months ended March 31, 2008, are not necessarily indicative of results to be expected for the full fiscal year 2008 or any other future periods.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement 109” (“FIN 48”).  FIN 48 prescribes a more-likely than not recognition threshold as well as a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48, as of July 1, 2007.  See Note 12 below for additional discussion regarding the impact of the implementation of FIN 48.

On December 31, 2007, the Company committed to exiting its Arizona market and, in connection with this decision, on that date disposed of its entire land position and related work-in-process homes in Arizona, which constituted substantially all of its assets in the western region.  The Condensed Consolidated Financial Statements have been reclassified for all prior periods presented to reflect this business as discontinued operations (see Note 13 – ‘Discontinued Operations’).

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, (“SFAS 109”).  The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and attributable to operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.  SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized.  Accordingly, the need to establish valuation allowances for deferred tax assets are assessed periodically by the Company based on the SFAS 109 more-likely-than-not realization threshold criterion.  In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.  This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.  In making such assessments, significant weight is given to evidence that can be objectively verified.

At June 30, 2007, the Company’s net deferred tax asset was $23,480.  During the three and nine months ended March 31, 2008, the Company established a deferred tax asset valuation allowance in the amount of $43,544.  The valuation allowance was established due to the lack of evidence regarding the realization of these assets in the foreseeable future.

2.              RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 provides guidance for using fair value to measure assets and liabilities.   SFAS 157 will be effective for our fiscal year ending June 30, 2009, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date will be for our fiscal year ending June 30, 2010.  The Company is currently evaluating this standard and has not yet determined what impact it would have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  SFAS 141(R) is effective for our fiscal year ending June 30, 2010.  We are evaluating the impact the adoption of SFAS 141(R) will have on our consolidated financial statements.

In December 2007, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 110 (“SAB 110”) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (“SAB 107”) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R).  SAB 110 is effective for us beginning in the first quarter of fiscal year 2009.  We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities.”  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008, and is not expected to have an impact on the Company’s financial statements.

3.              RESIDENTIAL PROPERTIES COMPLETED OR UNDER CONSTRUCTION

Residential properties completed or under construction consist of the following:

	March 31,	June 30,
	2008	2007
Under contract for sale	$154,493	$126,856
Unsold	98,873	101,290
Total residential properties completed or under construction	$253,366	$228,146

4.              MORTGAGE AND OTHER NOTE OBLIGATIONS AND SUBORDINATED NOTES

The $406,132 outstanding balance in mortgage and other note obligations at March 31, 2008, consists of $405,950 outstanding under the Revolving Credit Facility, which is discussed below, and $182 under mortgage obligations collateralized by land held for development and sale and improvements.  The average daily balance of the Revolving Credit Facility during the nine months ended March 31, 2007, was $470,136.

The $105,000 outstanding balance in subordinated notes relates to the sale and issuance of trust preferred securities as discussed below.

Revolving Credit Facility

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc., as guarantor, entered into a Revolving Credit and Loan Agreement for a $500,000 Senior Secured Revolving Credit and Letter of Credit Facility with various banks as lenders (as amended and restated and further amended, the “Revolving Credit Facility”).  The Revolving Credit and Loan Agreement was amended on January 24, 2006, via the Amended and Restated Revolving Credit and Loan Agreement (the “Amended Credit Agreement”).  In connection with the Amended Credit Agreement, Orleans Homebuilders, Inc. entered into an amended Guaranty agreement, which was amended on September 6, 2007, by the First Amendment to Guaranty.  The Amended and Restated Credit Agreement was amended on November 1, 2006 (the “First Amendment”), February 7, 2007 (the “Second Amendment”), May 8, 2007 (the “Third Amendment”),

September 6, 2007 (the “Fourth Amendment”), and December 21, 2007 (the “Fifth Amendment”).  In addition, on May 9, 2008, the Company received a limited waiver (the “waiver letter”) to the Amended Credit Agreement.

Waiver:

Absent the deferred tax asset valuation allowance of $43,544 (see Note 1 above), the Company would have been in compliance with all of the financial covenants in the Amended Credit Agreement at March 31, 2008.  However, as a result of the deferred tax asset valuation allowance, absent the waiver letter, the Company would have been in default of the minimum consolidated tangible net worth, maximum leverage ratio, and maximum land to consolidated adjusted tangible net worth ratio covenants set fort in the Amended Credit Agreement at March 31, 2008 (the “Subject Covenants”).  Subject to certain limitations, the waiver letter temporarily waives compliance with the Subject Covenants generally from January 1, 2008 through and including September 15, 2008 (the “Waiver Period”), unless another event of default occurs or we fail to comply with the covenants in the waiver letter.  Under the terms of the waiver letter, during the Waiver Period, the Company is required to maintain a minimum consolidated tangible net worth of $90,000 at all times and a leverage ratio of not more than 5.25 to 1.00 as of the last day of any fiscal quarter during the Wavier Period.  The Company currently anticipates that it will comply with these covenants during the Waiver Period.  The land to consolidated adjusted tangible net worth ratio will not be tested during the Waiver Period.  If the Company does not maintain the required minimum consolidated tangible net worth or its leverage ratio exceeds the permissible maximum, then as of such date, the Waiver Period and the limited waiver will end and non-compliance with the Subject Covenants will constitute an event of default under the Amended Credit Agreement.  The Waiver Period and the limited waiver will also end if there is any other event of default under the Amended Credit Agreement.  In addition, if the deferred tax asset valuation allowance is adjusted during the wavier period because of legislation or otherwise, the minimum consolidated tangible net worth and maximum leverage ratio will be adjusted accordingly based on the difference between the deferred tax asset valuation allowance of $43,544 at March 31, 2008 and the adjusted amount of the deferred tax asset valuation allowance.

In the waiver letter, the Company also agreed that it will act in good faith and use its best efforts to work with the agent lender during the Wavier Period to identify a material group of assets in its borrowing base for reappraisal prior to September 15, 2008.  The reappraisals will not be used in calculating the borrowing base during the Waiver Period.  After the termination of the Waiver Period, in the event that the reappraisals result in a determination that a material amount of the assets in the Company’s borrowing base have a value lower than the cost and the existing appraised values, the net availability under the Credit Facility could be materially reduced from existing or anticipated levels, absent an amendment to the credit facility.  The Company could also be required to repay a portion of the amount outstanding under the credit facility.    Such a material reduction in the net availability could reduce our liquidity by an amount that materially and adversely impacts our operations.

The Company currently anticipates that it will amend the Amended Credit Agreement to address the Subject Covenants and other matters during the first quarter of Fiscal 2009.  While the Company currently anticipates that it will be able to obtain an amendment to the Amended Credit Agreement before September 16, 2008, it has not yet begun negotiations with its lenders with respect to this anticipated amendment and it can offer no assurances that it will be able to obtain an amendment on acceptable terms or at all.  Under the terms of the waiver letter, absent an amendment to the Amended Credit Agreement, unless the Waiver Period is extended beyond September 15, 2008, the Company currently expects that it will be in default under the Amended Credit Agreement on September 16, 2008, which could have a material adverse affect on the Company’s financial position, results of operations and cash flows.  As explained in more detail below, upon the occurrence and continuation of an event of default under the Amended Credit Agreement, the lenders may demand immediate payment in full of all indebtedness outstanding under the Revolving Credit Facility, terminate their obligations to make any loans or advances, and exercise other remedies.

Terms of the Revolving Credit Facility:

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

Pursuant to the Fourth Amendment, and subject to the terms of the Revolving Credit Facility, approximately $464,000 of the $585,000 Revolving Credit Facility has a maturity date of December 20, 2009, and the remaining $121,000 has a maturity date of December 20, 2008.  Borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus a non-default variable spread ranging from 250 basis points to 400 basis points, depending upon our leverage ratio.  During the term of the Revolving Credit Facility, interest is payable monthly in arrears.  At March 31, 2008, the interest rate was 5.701313%, which included a 300 basis point spread.  However, the Company anticipates that as a result of the deferred tax asset valuation reserve, and indirectly the terms of its waiver letter discussed above, that the spread will increase to 400 basis points during the fourth quarter of fiscal 2008 due to the Company’s expected leverage ratio.

The total amount of loans and advances outstanding at any time under the Revolving Credit Facility may not exceed the lesser of the then-current borrowing base availability or the revolving sublimit as defined in the Revolving Credit Facility.  Pursuant to the Fourth Amendment, the revolving sublimit is $585,000, subject to reduction on December 20, 2008.  The borrowing base availability is based on the lesser of the appraised value or cost of real estate owned by us that has been admitted to the borrowing base.  As discussed above, the anticipated reappraisal of a material amount of assets included in the borrowing base could, on or after September 16, 2008, reduce the borrowing base availability by a material amount.  Various conditions must be satisfied in order for real estate to be admitted to the borrowing base, including that a mortgage in favor of lenders has been delivered to the agent for lenders and that all governmental approvals necessary to begin development of for-sale residential housing, other than building permits and certain other permits borrower in good faith believes will be issued within 120 days, have been obtained.  Depending on the stage of development of the real estate, the loan to value or loan to cost advance rate in the borrowing base ranges from 50% to 95% of the appraised value or cost of the real estate.

As security for all obligations of borrowers to lenders under the Revolving Credit Facility, lenders have a first priority mortgage lien on all real estate admitted to the borrowing base.  In addition, Orleans Homebuilders, Inc. has guaranteed the obligations of the borrowers to lenders pursuant to an amended Guaranty executed by Orleans Homebuilders, Inc. on January 26, 2006, and amended on September 6, 2007.  Under the Guaranty, Orleans Homebuilders, Inc. granted lenders a security interest in any balance or assets in any deposit or other account that Orleans Homebuilders, Inc. has with any lender.

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

•                  We must maintain a minimum consolidated tangible net worth of at least $192,000 plus 50% of the positive net income earned after June 30, 2007 and all of the net proceeds of equity securities issued by us after June 30, 2007.  In addition, the minimum consolidated tangible net worth shall be reduced by after-tax inventory impairments up to a maximum aggregate amount of $35,000 and after-tax land sales impairments up to a maximum aggregate amount of $50,000, provided that the minimum consolidated tangible net worth is at least $130,000 at all times.  Under the terms of the waiver received by the Company on May 9, 2008, from January 1, 2008 through and including September 15, 2008, the minimum consolidated tangible net worth that the Company must maintain is generally reduced to at least $90,000.

•                  As of the last day of each fiscal quarter, our leverage ratio cannot exceed 4.00-to-1.00 for any fiscal quarters ending on or after December 31, 2007.  In addition, as of the last day of each fiscal quarter ending on or after December 31, 2007, our leverage ratio, excluding the effect of inventory impairments and land sales impairments, cannot exceed 3.00-to-1.00.  Under the terms of the waiver received by the Company on May 9, 2008, from January 1, 2008 through and including September 15, 2008, the Company’s leverage ratio generally cannot exceed 5.25-to-1.00.

•                  As of the last day of each fiscal quarter, the ratio of the book value of all land that is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to our consolidated adjusted tangible net worth cannot exceed 2.00-to-1.00 at March 31, 2008; 1.85-to-1.00 at June 30, 2008, September 30, 2008 and December 31, 2008; and 1.75-to-1.00 at March 31, 2009 through maturity.  Under the terms of the waiver received by the Company on May 9, 2008, from January 1, 2008 through and including September 15, 2008, this ratio is not applicable or tested.

•                  We must maintain a required liquidity level based on cash plus borrowing base availability and under this covenant, we must have (i) at least $10,000 of cash and cash equivalents (as defined) as of the reporting date of each borrowing base certificate, and (ii) at least $15,000 of liquidity (as defined and including cash and cash equivalents) as of the date of each borrowing base certificate, through July 31, 2008.  Starting August 31, 2008, we must have (i) at least $15,000 of cash and cash equivalents (as defined) as of the reporting date of each borrowing base certificate, and (ii) at least $20,000 of liquidity (as defined and including cash and cash equivalents) as of the date of each borrowing base certificate.

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

At the fiscal quarters ended September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007, and March 31, 2008, we would have been in violation of certain financial covenants in the Amended and Restated Credit Agreement if not for the First Amendment, Second Amendment, Third Amendment, Fourth Amendment and waiver letter, respectively.

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

Upon the occurrence and continuation of an event of default, after completion of any applicable grace or cure period, lenders may demand immediate payment in full of all indebtedness outstanding under the Revolving Credit Facility, terminate their obligations to make any loans or advances or issue any letter of credit, set off and apply any and all deposits held by any lender for the credit or account of any borrower.  In addition, upon the occurrence of certain events of bankruptcy or other insolvency events with respect to any borrower or the Company, all indebtedness outstanding under the Revolving Credit Facility shall be immediately due and payable without any act or action by lenders.  A default under our Revolving Credit Facility could also prevent us from making required payments under our trust preferred securities, which would cause a default under those securities.

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

Pursuant to the original Indenture, in the event the Company fails to meet certain financial ratios for three of four consecutive quarters, the applicable rate of interest will be increased by 300 basis points until the Company is in compliance with the financial ratios, at which time the interest rate will return to its original amount.  On August 13, 2007, the Company entered into Supplemental Indenture No. 1 (the “Supplemental Indenture”), which amended the terms of the securities by deferring the potential start of this increased rate of interest for at least four quarters.  But for the Supplemental Indenture, the Company would have been subject to the increased rate of interest starting with the first quarter of fiscal 2008.  Pursuant to the Supplemental Indenture, it is an event of default if the increased interest rate is in effect for eight consecutive interest payment periods, starting with the quarterly interest payment due on October 30, 2008.  The occurrence of an event of default may trigger demand for immediate payment in full of all outstanding amounts.  An uncured event of default under the trust preferred securities also constitutes an event of default under the Amended and Restated Credit Agreement.  At December 31, 2006, March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2008, the Company failed to meet the interest coverage ratio.  The interest coverage ratio is the ratio of Adjusted EBITDA to Debt Service, as defined in the Supplemental Indenture, for the relevant accounting period.  The Company anticipates that it will not meet the interest coverage ratio for the quarter endings June 30, 2008 or September 30, 2008.  As a result, the Company anticipates that it will begin to pay the increased rate of interest under the $75,000 of trust preferred securities starting with the quarterly interest payment due on October 30, 2008.

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

5.              LAND SALES

During the three and nine months ended March 31, 2008, the Company received proceeds on the sale of land of $1,912 and $36,048, respectively.  Of the $36,048 received during the nine months ended March 31, 2008, $11,322 was recognized as land sales revenue; $11,301 related to proceeds in the Company’s western region and was included in discontinued operations; and $13,425 related to two parcels of land that were sold and subsequently subject to an option agreement (see Note 6 – ‘Inventory Not Owned – Other Financial Interests’).  Due to the federal income tax losses recorded by the Company related to these transactions, the Company received approximately $34,000 of federal income tax refunds as a result of these transactions and other operations for its taxation year ended December 31, 2007, during the three and nine months ended March 31, 2008.  Prior to the closing of certain of the land sales that took place during the nine months ended March 31, 2008, the Company recorded assets impairments on the land to be sold.

The following table shows these impairments by region:

	Nine Months Ended
	March 31, 2008
	Parcels	Impairment

Southern	2	$5,008
Midwestern	2	23,163
Florida	4	8,385
Total - continuing operations	8	$36,556
West - discontinued operations	1	20,706
Total	9	$57,262

Land sale proceeds in the three and nine months ended March 31, 2007 were primarily attributable to the sale of a parcel of land in the southern region for approximately $13,600.

6.              INVENTORY NOT OWNED – OTHER FINANCIAL INTERESTS

Sold land that is subject to an option agreement is accounted for using the finance method of accounting.  The option provides the Company with the option, but not the obligation, to repurchase individual lots on a periodic lot takedown schedule.  Details of the financing method of accounting are described below:

•      The costs associated with the land parcel at the time it is sold are reported in ‘Inventory not owned – Other Financial Interests’ on the Company’s condensed consolidated balance sheet.

•      The cash received from the buyer is reported as a liability within ‘Obligations related to inventory not owned – Other Financial Interests’ on the Company’s condensed consolidated balance sheet.  The liability is accreted at an interest rate consistent with the Company’s effective borrowing rate over the life of the option.  The Company will report interest incurred in connection with the accretion of the liability.  Interest incurred will be subject to capitalization into land and improvements costs.

•      The lot purchase price under the option includes both the amount to repurchase the land sold at its original cost to the buyer plus interest, as well as improvements made by the buyer subsequent to his purchase and prior to the Company’s repurchase.  Upon exercise of the option, the amount of the lot purchase price attributable to the original cost to the buyer plus interest will be applied to the accreted liability. The amount of the lot purchase price in excess of the accreted liability represents reimbursement to the buyer for lot improvement costs and will be capitalized within land held for development or sale and improvements.   The cost of the lot within land held for development or sale and improvements will be expensed through cost of residential properties and land sold in accordance with the Company’s policy.

•      Upon termination or expiration of the option, we will recognize land sales revenue and cost of land sales.

7.              ASSET IMPAIRMENTS – REAL ESTATE HELD FOR DEVELOPMENT AND SALE

The Company accounts for its real estate held for development and sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  Recoverability of real estate held for development and sale is measured by comparing the carrying value to the future undiscounted net cash flows expected to be generated by the asset.  The impairment loss is the difference between the book value of the assets and the discounted future cash flows generated from expected revenue of the assets, less the associated cost to complete and direct costs to sell.  Estimated cash flows are discounted at a rate commensurate with the inherent risk of the assets and cash flows, which approximates fair value.  The estimates used in the determination of the estimated cash flows and fair value of the asset are based on factors known to us at the time such estimates are made and our expectations of future operations.  These estimates of cash flows are significantly impacted by estimates of the amounts and timing of revenues and costs and other factors, which, in turn, are impacted by local market economic conditions and the actions of competitors.  Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to these assets or other assets.

The following table represents inventory impairments by region for the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008		2007
	Communities	Impairment	Communities	Impairment

Northern	3	$3,776	7	$9,409
Southern	6	3,150	8	2,607
Midwestern	7	6,451	5	9,347
Florida	3	1,890	2	7,240
Total - continuing operations	19	$15,267	22	$28,603
West - discontinued operations	—	—	1	13,733
Total	19	$15,267	23	$42,336

	Nine Months Ended
	March 31,
	2008		2007
	Communities	Impairment	Communities	Impairment

Northern	9	$10,142	8	$13,309
Southern	9	8,350	10	3,507
Midwestern	8	16,119	6	9,597
Florida	4	4,285	4	12,040
Total - continuing operations	30	$38,896	28	$38,453
West - discontinued operations	—	—	1	13,733
Total	30	$38,896	29	$52,186

In addition, during the three and nine months ended March 31, 2007, the Company recorded a $5,000 impairment to model homes - $2,450 in the Midwestern region, $1,900 in the Southern region and $650 in the Northern region.

8.     STOCK BASED COMPENSATION

Stock Option Plans

On August 26, 2004, the Company’s Board of Directors adopted the Orleans Homebuilders, Inc. 2004 Omnibus Stock Incentive Plan (as subsequently amended, the “2004 Stock Incentive Plan”), which is intended to function as an amendment, restatement and combination of all stock option and award plans of the Company other than the Orleans Homebuilders, Inc. Stock Award Plan.  On December 6, 2007, the stockholders of the Company approved the second amendment and restatement of the 2004 Stock Incentive Plan to increase the number of shares of the Company’s common stock authorized for issuance under the plan from 400,000 to 2,000,000 shares.

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

During the three months ended March 31, 2008 and 2007, the Company recognized $535 and $453, respectively, of stock based compensation expense related to stock options.  During the nine months ended March 31, 2008 and 2007, the Company recognized $1,501 and $1,183, respectively, of stock based compensation expense related to stock options.

The following summarizes stock option activity for the Company’s stock option plans during the nine months ended March 31, 2008:

		Weighted
	Shares	Average Price
Outstanding at June 30, 2007	645,000	$13.46
Granted	180,000	4.03
Exercised	(47,500)	1.23
Repricing adjustment(1)	—	(10.95)
Cancelled	—	N/A
Outstanding at March 31, 2008	777,500	$8.65

Exercisable at March 31, 2008(2)	170,000	$11.47

(1) Options to acquire 240,000 shares at $15.60 were repriced to $4.65 during the nine months ended March 31, 2008.

(2) 50,000 of the 170,000 options exercisable at March 31, 2008 have a market value in excess of the strike price.

The intrinsic value of the stock options exercised during the three and nine months ended March 31, 2008, was $218 and $218 respectively.  The intrinsic value of stock options exercised during the three months and nine months ended March 31 2007, was $300 and $2,671, respectively.

During the nine months ended March 31, 2008, the Company repriced an option to acquire 240,000 shares and granted options to acquire an additional 180,000 shares.  There were no options granted or repriced during the three months ended March 31, 2008.

The following table summarizes information about the Company’s stock options at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Outstanding	Average	Average	Exercisable	Average
Range of	at March 31,	Contractual	Exercise	at March 31,	Exercise
Exercise Price	2008	Life	Price	2008	Price
$1.19	50,000	0.1	$1.19	50,000	$1.19
4.03	180,000	9.7	4.03	—	N/A
4.65	240,000	9.7	4.65	—	N/A
10.64	30,000	5.3	10.64	30,000	10.64
15.63	250,000	8.2	15.63	62,500	15.63
21.60	27,500	6.4	21.60	27,500	21.60
	777,500	8.0	$8.65	170,000	$11.47

The aggregate intrinsic value for outstanding stock options and for stock options that are exercisable as of March 31, 2008 was $839 and $232, respectively.

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

As of March 31, 2008, there was a total of $2,510 of unrecognized compensation expense related to time based non-vested stock options.

Stock Award Plans

In October 2003, the Board of Directors adopted the Orleans Homebuilders, Inc. Stock Award Plan (the “Stock Award Plan”). The Stock Award Plan provides for the grant of stock awards of up to an aggregate of 400,000 shares of the Company’s common stock.

The Stock Award Plan allows for the payment of all or a portion of the incentive compensation awarded under the Company’s bonus compensation plans to be paid by means of a transfer of shares of common stock.  The plan has a ten year life and is open to all employees of the Company and its subsidiaries.  The value of time based restricted stock awards are determined by their intrinsic value (as if the underlying shares were vested and issued) on the grant date.  At March 31, 2008, the Company had awarded 395,904 shares of common stock under the Stock Award Plan and 4,096 shares of the common stock available to issue under the Stock Award Plan.

During the nine months ended March 31, 2008, the Company granted stock awards for 240,000 shares.  No stock awards were granted during the three months ended March 31, 2008.  During the three and nine months ended March 31, 2007, the Company did not grant any stock awards.

During the three months ended March 31, 2008 and 2007, the Company recognized $89 and $35, respectively, of stock based compensation expense related to stock awards.  During the nine months ended March 31, 2008 and 2007, the Company recognized $282 and $211, respectively, of stock based compensation expense related to stock awards.

As of March 31, 2008, there was a total of $4,507 of unrecognized compensation expense related to time based non-vested restricted stock awards. That cost is expected to be recognized over a weighted average period of 6.3 years.

9.     EMPLOYEE RETIREMENT PLAN

On December 1, 2005, the Company adopted an unfunded, non-qualified target defined benefit retirement plan, effective as of September 1, 2005, which covers a group of management employees of the Company.  The Company owns life insurance policies on all participants in the Supplemental Executive Retirement Plan (“SERP”).  This SERP, which was amended on March 13, 2006, and again on September 27, 2007, is intended to provide the participants with an annual supplemental retirement benefit based upon their years of service with the Company and highest average compensation for five consecutive years.  The annual supplemental benefit for each participant will be adjusted based on the actual performance of the SERP compared to the target.

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

The Company recognized the following costs related to the SERP for the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net periodic pension cost:
Service cost	$153	$201	$459	$572
Interest cost	84	127	254	348
Amortization of prior service cost	104	91	311	272
Amortization of actuarial gain	(46)	—	(138)	—
Total net periodic pension cost	$295	$419	$886	$1,192

10.  LOSS PER SHARE

The weighted average number of shares used to compute basic loss per common share and diluted loss per common share and a reconciliation of the numerator and denominator used in the computation for the three and nine months ended March 31, 2008 and 2007 are shown in the following table:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Numerator:
Loss from continuing operations for basic and diluted EPS	$(47,111)	$(42,694)	$(87,481)	$(45,681)

Denominator:
Weighted average common shares outstanding (in thousands)	18,520	18,491	18,508	18,443

Basic/Diluted loss per common share from continuing operations	$(2.54)	$(2.31)	$(4.73)	$(2.48)

Assumed shares (in thousands) under treasury stock method for stock options of 58 and 108 for the three months ended March 31, 2008 and 2007, respectively, and 74 and 182 for the nine months ended March 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the impact was anti-dilutive for those periods.

11.  COMPREHENSIVE LOSS

For the three and nine months ended March 31, 2008 and 2007, total comprehensive loss equals net loss.

12.  INCOME TAXES

The Company recorded income tax expense from continuing operations in the amount of $26,987 for the three months ended March 31, 2008, as compared to an income tax benefit in the amount of $27,260 for the three months ended March 31, 2007.  For the nine months ended March 31, 2008, the Company recorded tax expense from continuing operations of $2,458 as compared to an income tax benefit in the amount of $29,241for the nine months ended March 31, 2007.  The Company no longer believes that it can reliably estimate its projected effective tax rate for the year.  During the quarter ended March 31, 2008, a valuation allowance was established for the deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future.  The valuation allowance established during the three and nine months ended March 31, 2008 amounted to $43,544.  SFAS 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  SFAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  In the nine months ended March 31, 2007, the income tax benefit exceeded the amount that would have resulted from the application of the federal statutory tax rate primarily as a result of the effect of state income taxes, net of the associated federal tax benefit, partly offset by the impact of the prior year income tax return-to-accrual adjustment.

As discussed in Note 1, in June 2006, the FASB issued FIN 48.  FIN 48 prescribes a more likely than not recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return.  This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The evaluation of a tax position in accordance with this interpretation is a two-step process.  In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The second step addresses measurement of a tax position that meets the more-likely-than-not criteria.  The tax position is measured at the largest amount of benefit that is more than 50 percent likely to be realized upon ultimate settlement.  Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in: (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability or (c) both (a) and (b).  Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met.  Use of a valuation allowance as described in SFAS 109 is not an appropriate substitute for the de-recognition of a tax position.  The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation.

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

The Company files income tax returns at the U.S. federal level and in various state and local jurisdictions.  The Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for calendar years before 2003.

The Company recognizes interest and penalties accrued in relation to unrecognized tax benefits in tax expense.  At July 1, 2007, the Company had accrued approximately $1,300 for the payment of interest and penalties.

The impact of the adoption of FIN 48 on retained earnings as of July 1, 2007 is as follows:

Retained earning as of June 30, 2007	$154,003
Impact of adoption of FIN 48 on retained earnings as of July 1, 2007	(715)
Retained earnings as of July 1, 2007	$153,288

13.  DISCONTINUED OPERATIONS

On December 31, 2007, the Company specifically committed to exiting its Arizona market and, in connection with this decision, on that date, it disposed of its entire land position and its related work-in-process homes in Arizona, which constituted substantially all of its assets in Arizona.  The Company has historically reported this business as the western region operating segment.  The disposed work-in-process inventory and land assets constituted substantially all of the Company’s assets in the western region.  As such, all charges associated with the western region are included as a discontinued operation.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Operating loss	$(130)	$(14,159)	$(21,704)	$(15,141)
Tax expense (benefit)	8,504	(4,958)	—	(5,302)
Net loss from discontinued operations	$(8,634)	$(9,201)	$(21,704)	$(9,839)

Discontinued operations have not been segregated in the condensed consolidated statement of cash flows. Therefore amounts for certain captions will not agree with respective data in the condensed consolidated statement of operations.

14.  SEGMENT REPORTING

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the manner in which public enterprises report segment information about operating segments.  The Company has determined that its operations primarily involve four reportable homebuilding segments operating in eleven markets.  Revenues are primarily derived from the sale of homes which the Company constructs.  The segments reported have been determined to have similar economic characteristics including similar historical and expected future operating performance, employment trends, land acquisitions and land constraints, municipality behavior and met the other aggregation criteria in SFAS 131.  The reportable homebuilding segments include operations conducting business in the following markets:

Northern:

•      Southeastern Pennsylvania;

•      Central New Jersey;

•      Southern New Jersey; and

•      Orange County, New York

Southern:

•      Charlotte, North Carolina (including adjacent counties in South Carolina);

•      Raleigh, North Carolina;

•      Greensboro, North Carolina;

•      Richmond, Virginia; and

•      Tidewater, Virginia

Midwestern:

•      Chicago, Illinois

Florida:

•      Orlando, Florida

The Company’s evaluation of segment performance is based on income from continuing operations.  Below is a summary of revenue and income (loss) from continuing operations for each reportable segment for the three and nine months ended March 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Total Revenue
Northern	$51,923	$44,574	$158,200	$141,887
Southern	47,940	69,727	159,045	205,784
Midwestern	6,623	14,781	36,742	55,689
Florida	5,156	15,376	30,111	60,250
Corporate and unallocated(1)	1,652	1,536	7,015	4,614
Consolidated Total	$113,294	$145,994	$391,113	$468,224

Income (Loss) from Continuing Operations
Northern	$(5,546)	$(19,598)	$(13,819)	$(22,967)
Southern	(2,188)	(3,110)	(8,713)	2,349
Midwestern	(16,089)	(7,004)	(38,620)	(9,673)
Florida	(17,385)	(11,834)	(25,979)	(11,618)
Corporate and unallocated(1)	(5,903)	(1,148)	(350)	(3,772)
Consolidated Total	$(47,111)	$(42,694)	$(87,481)	$(45,681)

(1) Corporate and unallocated include the revenue and expenses of the Company’s mortgage brokerage and property management operations as well as corporate level selling, general, administrative expenses. These selling, general, and administrative expenses are primarily comprised of corporate salaries, bonuses, and benefits; accounting and consulting fees; corporate travel expenses; net periodic pension costs; and compensation expense resulting from the fair valuation of stock options.

15.  COMMITMENTS AND CONTINGENCIES

At March 31, 2008, the Company had outstanding bank letters of credit, surety bonds and financial security agreements amounting to $116,529, as collateral for completion of improvements at various developments of the Company.

As of March 31, 2008, the Company owned or controlled approximately 8,242 building lots.  As part of the aforementioned building lots, the Company has contracted to purchase, or had under option, undeveloped land and improved lots for an aggregate purchase price of $154,682, which are expected to yield approximately 2,443 building lots.  Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement.  Furthermore, purchase of the properties is usually contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers.

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

	Nine Months Ended
	March 31,
	2008	2007
Balance at beginning of period	$2,908	$2,188
Warranty costs accrued	2,024	3,408
Actual warranty costs incurred	(2,154)	(3,208)
Balance at end of period	$2,778	$2,388

In addition to the contingencies described above, see discussion in Note 4 regarding the contingencies surrounding the Company’s ability to renegotiate the Revolving Credit Facility.

16.  GOODWILL

During the three and nine months ended March 31, 2007, the Company recorded impairment charges related to the goodwill that arose from the Realen Homes and Masterpiece Homes acquisitions.  These impairment charges were necessary due to the slower than expected absorption rates experienced in the third quarter of fiscal year 2007, increased sales incentives and lower margins, which resulted from the deteriorating market conditions in the regions in which Realen Homes and Masterpiece Homes operate.  The deteriorating market conditions were the result of decreased consumer demand, changes in the sub-prime mortgage market and increased underwriting standards.  The changes in the sub-prime mortgage market were the result of rising delinquencies and defaults by borrowers as they experienced financial difficulties due to the rising interest rates that were occurring during the third quarter of fiscal year 2007.  This credit deterioration led to the bankruptcies of major sub-prime mortgage lenders, an overall lending capacity decline and the tightening of lending standards.  As a result, the availability of mortgage lending for buyers decreased.

The impairment charges taken during the third quarter of fiscal year 2007 were estimates based on the then currently available projections for fiscal year 2008 and beyond, management’s best estimates of market conditions and the fair market value of assets and liabilities at March 31, 2007.

Realen Homes Goodwill:

For the three and nine months ended March 31, 2007, a goodwill impairment charge of $13,327 related to the goodwill arising from the Company’s acquisition of Realen Homes was recognized.  The impairment charge was necessary due to declining market conditions in both the midwestern and northern regions in which Realen Homes operated.  As a result, the operating income and cash flows for these regions were less than expected for the three and nine moths ended March 31, 2007.  Based on these results, the Company’s earnings forecast for the next eight fiscal years were revised.

Masterpiece Homes Goodwill:

For the three and nine months ended March 31, 2007, a goodwill impairment charge of $3,007 related to the goodwill arising from the Company’s acquisition of Masterpiece Homes was recognized.  The impairment charge was necessary due to declining market conditions in the Florida region.  As a result, the operating income and cash flows for Florida were less than expected for the three and nine moths ended March 31, 2007.  Based on these results, the Company’s earnings forecast for the next eight fiscal years were revised.

17.  SUBSEQUENT EVENTS

As more fully described in Note 4, on May 9, 2008, the Company received a limited waiver (the “waiver letter”) to the Amended and Restated Credit Agreement.  Subject to certain conditions, the waiver temporarily waived compliance with certain covenants through and including September 15, 2008.  Absent the deferred tax asset valuation allowance of $43,544 (see Note 1 above), the Company would have been in compliance with all of its financial covenants for the fiscal quarter ended March 31, 2008.  However, as a result of this deferred tax asset valuation allowance in the current fiscal quarter, absent the executed waiver letter, the Company would have been in violation of its minimum tangible net worth, maximum leverage, and maximum land to adjusted net worth covenants.  Generally, the waiver letter waives such covenant defaults January 1, 2008 through and including September 15, 2008, unless another event of default occurs or the Company fails to meet its new minimum tangible net worth and leverage ratios set forth in the waiver letter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Orleans Homebuilders, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, “OHB”, “Orleans”, “we”, “us” or “our”) market, develop and build high-quality, single-family homes, townhomes and condominiums to serve various types of homebuyers, including move-up, luxury, empty nester, active adult and first-time homebuyers.  We believe this broad range of home designs gives us flexibility to address economic and demographic trends within our markets.  The Company has been in operation since 1918 and is currently engaged in residential real estate development in the following eleven markets: southeastern Pennsylvania; central New Jersey; southern New Jersey; Orange County, New York; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Chicago, Illinois; and Orlando, Florida.  The Company’s Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina.  The Company has operated in the Pennsylvania and New Jersey markets for approximately 90 years.  Operations began in the North Carolina and Virginia markets in fiscal 2001 through the acquisition of Parker & Lancaster Corporation (“PLC”), a privately-held residential homebuilder.  We entered the Orlando, Florida market on July 28, 2003 through our acquisition of Masterpiece Homes, Inc., now Masterpiece Homes, LLC (“Masterpiece Homes”), a privately-held residential homebuilder.  On July 28, 2004, we entered the Chicago, Illinois market through the acquisition of Realen Homes, L.P. (“Realen Homes”), a privately-held homebuilder with operations in Chicago, Illinois and southeastern Pennsylvania.  On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, we acquired, through a wholly-owned subsidiary, certain real estate assets from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which, at the time we acquired the assets, were wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, “Peachtree Residential Properties”).  In December 2005, the Company entered the Phoenix, Arizona market as a start-up operation via the purchase of an undeveloped parcel of land.  On December 31, 2007, the Company committed to exiting its Arizona market and, in connection with this decision, on that date it disposed of its entire land position and its related work-in-process homes in Arizona, which constituted substantially all of its assets in the western region.  The Condensed Consolidated Financial Statements have been reclassified for all prior periods presented to reflect this business as discontinued operations (see Note 13 – ‘Discontinued Operations’).

References to a given fiscal year in this Quarterly Report on Form 10-Q is to the fiscal year ended June 30th of that year.  For example, the phrases “fiscal 2008”, “2008 fiscal year” or “year ended June 30, 2008” refer to the fiscal year ending June 30, 2008.  When used in this report, the “northern region” segment refers to our markets in Pennsylvania, New Jersey and New York, which includes the southeastern Pennsylvania operations of Realen Homes that were acquired on July 28, 2004; the “southern region” segment refers to our markets in North Carolina and Virginia, as well as the adjacent counties in South Carolina; the “midwestern region” segment refers to our market in Illinois; the “Florida region” segment refers to our market in Florida; and the “western region” segment refers to our former market in Arizona.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported.  The following accounting policy involves a “critical accounting estimate” because it is particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates is made. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, for other critical accounting policies.

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

During the three and nine months ended March 31, 2008, we established a deferred tax asset valuation allowance in the amount of $43.5 million.  The valuation allowance was established due to the lack of objectively verifiable evidence regarding the realization of these assets in the foreseeable future.  Our analysis of the need for a valuation allowance recognizes that we have incurred a cumulative loss and also considered the continued difficult current market conditions, as well as losses and impairment charges with respect to certain real estate held for development or sale.

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

Results of Operations

New Orders, Residential Revenues and Backlog:

During the second half of fiscal 2006 and all of fiscal 2007, we and the entire housing industry have faced several significant challenges in the housing and mortgage markets as a whole.  These challenges continued throughout the nine months ended March 31, 2008 and include decreased homebuyer demand due to lower consumer confidence in the overall housing market and increased economic uncertainty, increased uncertainty in the overall mortgage market, increased underwriting standards and an increase in foreclosures.  We believe that overall economic conditions and conditions in the housing and mortgage markets will remain difficult in the near term and these conditions may continue to have a negative impact on new orders and new order pricing, thereby further reducing revenues, gross margins and net income.  We are responding to these unfavorable market conditions by attempting to maintain absorption levels through the use of sales incentives, reevaluating our individual land holdings, reducing our land expenditures and emphasizing cost reductions to adjust for lower levels of production.  Further decreases in demand for our homes may require us to further increase the use of sales incentives and to take other steps to reduce expenditures and expenses.

For the tables below setting forth certain details as to residential sales activities, the information is provided for the three and nine months ended March 31, 2008 and 2007 in the case of residential revenue earned and new orders, and as of March 31, 2008 and 2007 in the case of backlog.  We consider a sales contract or a potential sale to be classified as a new order and, therefore, become a part of backlog, at the time a homebuyer executes a contract to purchase a home from the Company.

	Three months ended March 31
	2008	2007	Change	% Change
	(dollars in thousands)
New orders
Dollars	$121,170	$201,110	$(79,940)	(39.7)%
Units	266	437	(171)	(39.1)%
Average sales price	$456	$460	$(4)	(0.9)%

Residential revenue earned
Dollars	$109,018	$128,886	$(19,868)	(15.4)%
Units	243	304	(61)	(20.1)%
Average sales price	$449	$424	$25	5.9%

	Nine months ended March 31
	2008	2007	Change	% Change
	(dollars in thousands)
New orders
Dollars	$368,433	$471,248	$(102,815)	(21.8)%
Units	853	1,053	(200)	(19.0)%
Average sales price	$432	$448	$(16)	(3.6)%

Residential revenue earned
Dollars	$372,865	$443,830	$(70,965)	(16.0)%
Units	829	1,044	(215)	(20.6)%
Average sales price	$450	$425	$25	5.9%

	March 31,
	2008	2007	Change	% Change
	(dollars in thousands)
Backlog
Dollars	$313,481	$362,094	$(48,613)	(13.4)%
Units	633	724	(91)	(12.6)%
Average sales price	$495	$500	$(5)	(1.0)%

New orders for the three months ended March 31, 2008 decreased $79.9 million, or 39.7%, to $121.2 million on 266 homes, compared to $201.1 million on 437 homes for the three months ended March 31, 2007.  The average price per home decreased by approximately 0.9% to $456 thousand for the three months ended March 31, 2008 compared to $460 thousand for the three months ended March 31, 2007.

New orders for the nine months ended March 31, 2008 decreased $102.8 million, or 21.8%, to $368.4 million on 853 homes, compared to $471.2 million on 1,053 homes for the nine months ended March 31, 2007.  The average price per home of new orders decreased by approximately 3.6% to $432 thousand for the nine months ended March 31, 2008 compared to $448 thousand for the nine months ended March 31, 2007.

The decrease in new orders for the three and nine months ended March 31, 2008 is attributable to the continued deterioration in the overall housing and mortgage markets during the period.  Additionally, during the three and nine months ended March 31, 2007, we made significant efforts to reduce inventory levels which led to an unusual increase in new orders during the prior year period.  The decrease in the average sales price on new orders generally represents a response to the deterioration in market conditions by us in an effort to increase absorption through the use of marketing incentives and price reductions.

Residential revenues earned for the three months ended March 31, 2008 decreased $19.9 million, or 15.4%, to $109.0 million on 243 homes, compared to $128.9 million on 304 homes for the three months ended March 31, 2007.  Residential revenues earned for the nine months ended March 31, 2008 decreased $71.0 million, or 16.0%, to $372.9 million on 829 homes, compared to $443.8 million on 1,044 homes for the nine months ended March 31, 2007.

The decrease in residential revenues earned is primarily the result of efforts taken by us to reduce inventory levels during the prior year period, as noted above.  We offered significant price discounts in order to drive the sales of standing inventory, most of which was delivered during the nine months ended March 31, 2007.  We believe that we have reduced our completed home inventory levels to appropriate levels given the current market conditions in which we operate.

Changes in backlog are the net result of changes in net new orders and residential revenues earned.

Cancellation rates for the three months ended March 31, 2008 were 31.3% of new orders compared to 19.5% for the three months ended March 31, 2007.  Cancellations for the nine months ending March 31, 2008 were 26.2% of new orders compared to 24.3% for the nine months ended March 31, 2007.  This increase is primarily the result of higher cancellations during the three and nine months ended March 31, 2008 in our Northern and Midwestern regions.

Northern Region:

	Three months ended March 31
	2008	2007	Change	% Change
	(dollars in thousands)
New orders
Dollars	$48,478	$77,209	$(28,731)	(37.2)%
Units	100	152	(52)	(34.2)%
Average sales price	$485	$508	$(23)	(4.5)%

Residential revenue earned
Dollars	$49,761	$43,263	$6,498	15.0%
Units	102	93	9	9.7%
Average sales price	$488	$465	$23	4.9%

	Nine months ended March 31
	2008	2007	Change	% Change
	(dollars in thousands)
New orders
Dollars	$147,950	$180,268	$(32,318)	(17.9)%
Units	322	363	(41)	(11.3)%
Average sales price	$459	$497	$(38)	(7.6)%

Residential revenue earned
Dollars	$157,811	$138,585	$19,226	13.9%
Units	325	289	36	12.5%
Average sales price	$486	$480	$6	1.3%

	March 31
	2008	2007	Change	% Change
	(dollars in thousands)
Backlog
Dollars	$134,774	$142,206	$(7,432)	(5.2)%
Units	252	268	(16)	(6.0)%
Average sales price	$535	$531	$4	0.8%

Our northern region is comprised of our Southeastern Pennsylvania; Central New Jersey; Southern New Jersey and Orange County, New York markets.  We believe that our geographic mix in this market allows us to compete better than if we were situated in one or two concentrated markets.  In the northern region, we currently build homes primarily targeted toward move-up, luxury, empty nester and active adult homebuyers.

The decrease in new orders for the northern region noted above is the result of decreases in the average sales price, coupled with a decrease in the number of units.  The decrease in average sales price is the result of changes in product mix changes and increases in sales incentives offered in order to increase orders.  Additionally, during the three and nine months ended March 31, 2007, we took specific efforts to reduce inventory levels, thereby increasing new orders for that period.  The decrease in the number of units is primarily the result of deteriorating market conditions.

Southern Region:

	Three months ended March 31
	2008	2007	Change	% Change
	(dollars in thousands)
New orders
Dollars	$59,124	$91,856	$(32,732)	(35.6)%
Units	127	179	(52)	(29.1)%
Average sales price	$466	$513	$(47)	(9.2)%

Residential revenue earned
Dollars	$47,715	$55,652	$(7,937)	(14.3)%
Units	104	112	(8)	(7.1)%
Average sales price	$459	$497	$(38)	(7.6)%

	Nine months ended March 31
	2008	2007	Change	% Change
	(dollars in thousands)
New orders
Dollars	$167,889	$197,523	$(29,634)	(15.0)%
Units	367	394	(27)	(6.9)%
Average sales price	$457	$501	$(44)	(8.8)%

Residential revenue earned
Dollars	$157,915	$190,879	$(32,964)	(17.3)%
Units	331	396	(65)	(16.4)%
Average sales price	$477	$482	$(5)	(1.0)%

	March 31
	2008	2007	Change	% Change
	(dollars in thousands)
Backlog
Dollars	$140,502	$160,288	$(19,786)	(12.3)%
Units	279	300	(21)	(7.0)%
Average sales price	$504	$534	$(30)	(5.6)%

Our southern region is comprised of our Charlotte, Raleigh and Greensboro, North Carolina and the Richmond and Tidewater, Virginia markets.  The Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina.  The Company in its southern region currently builds homes targeted toward move-up and luxury homebuyers.

The decrease in new orders for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is primarily driven by the deteriorating market conditions, particularly in our Charlotte, Richmond and Raleigh markets.  The decrease in new orders for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 is primarily the result of the deteriorating market conditions noted above, partially offset by new communities that were open during the nine months ended

March 31, 2008 that were not open during the nine months ended March 31, 2007.  These new communities, on average, had a lower average selling price, which resulted in the decrease in selling price noted above.  Additionally, our southern region increased sales incentives in existing communities in an effort to drive sales growth, which negatively impacted average sales price.

The decrease in residential revenues earned for the three and nine months ended March 31, 2008 compared to the three and nine months ended March 31, 2007 is primarily the result of the decline in market conditions for this region during the second half of fiscal 2007 and the first nine months of fiscal 2008.

Midwestern Region:

	Three months ended March 31
	2008	2007	Change	% Change
	(dollars in thousands)
New orders
Dollars	$12,704	$17,892	$(5,188)	(29.0)%
Units	34	38	(4)	(10.5)%
Average sales price	$374	$471	$(97)	(20.6)%

Residential revenue earned
Dollars	$6,501	$15,289	$(8,788)	(57.5)%
Units	17	38	(21)	(55.3)%
Average sales price	$382	$402	$(20)	(5.0)%

	Nine months ended March 31
	2008	2007	Change	% Change
	(dollars in thousands)
New orders
Dollars	$39,672	$64,047	$(24,375)	(38.1)%
Units	107	143	(36)	(25.2)%
Average sales price	$371	$448	$(77)	(17.2)%

Residential revenue earned
Dollars	$35,062	$59,101	$(24,039)	(40.7)%
Units	79	140	(61)	(43.6)%
Average sales price	$444	$422	$22	5.2%

	March 31
	2008	2007	Change	% Change
	(dollars in thousands)
Backlog
Dollars	$32,542	$42,284	$(9,742)	(23.0)%
Units	83	84	(1)	(1.2)%
Average sales price	$392	$503	$(111)	(22.1)%

In our midwestern region, we have operations in the Chicago area.  The Company in its midwestern region currently builds homes primarily targeted toward the move-up homebuyer.  The midwestern region has experienced an overall decline in the demand for new homes, increased price competition as well as lower consumer confidence and slower economic activity in this market.  The Company has responded to the market conditions in this region by offering larger sales incentives than are offered in our other markets.

During the three and nine months ended March 31, 2008, both new order dollars and the number of units sold decreased as compared to the same periods in the prior year.  This decrease is primarily the result of the deteriorating economic and market conditions noted above and reduced inventory levels.  Additionally, we closed out of three communities during fiscal 2007 and the first half of fiscal 2008, as a result of which these communities contributed little to no new orders for the three and nine months ended March 31, 2008, although this impact was partially offset by the opening of three new communities.  The decrease in the average selling price of new orders is primarily the result of increased sales incentives offered in an effort to drive sales growth and improve absorption, as well as a change in product mix as a result of the closed communities noted above.  The decrease in residential revenues earned is primarily the result of the overall decline in market conditions in this region.

Florida Region:

	Three months ended March 31
	2008	2007	Change	% Change
	(dollars in thousands)
New orders
Dollars	$864	$14,153	$(13,289)	(93.9)%
Units	5	68	(63)	(92.6)%
Average sales price	$173	$208	$(35)	(16.8)%

Residential revenue earned
Dollars	$5,041	$14,682	$(9,641)	(65.7)%
Units	20	61	(41)	(67.2)%
Average sales price	$252	$241	$11	4.6%

	Nine months ended March 31
	2008	2007	Change	% Change
	(dollars in thousands)
New orders
Dollars	$12,922	$29,410	$(16,488)	(56.1)%
Units	57	153	(96)	(62.7)%
Average sales price	$227	$192	$35	18.2%

Residential revenue earned
Dollars	$22,077	$55,265	$(33,188)	(60.1)%
Units	94	219	(125)	(57.1)%
Average sales price	$235	$252	$(17)	(6.7)%

	March 31
	2008	2007	Change	% Change
	(dollars in thousands)
Backlog
Dollars	$5,663	$17,316	$(11,653)	(67.3)%
Units	19	72	(53)	(73.6)%
Average sales price	$298	$241	$57	23.7%

The above table reflects results from our Florida region for the three and nine months ended March 31, 2008 and 2007.  In the Florida region, we have operations in the Orlando market.  The nine months ended March 31, 2008 and the three and nine months ended March 31, 2007, also reflect results from the Palm Bay market from which we substantially exited during the first quarter of fiscal 2008 and the Palm Coast market from which we substantially exited during the second quarter of fiscal 2008.  The Company in the Florida region currently builds homes primarily targeted toward first-time, move-up and entry level homebuyers.

The decrease in new orders for the three and nine months ended March 31, 2008, as compared to the three and nine months ended March 31, 2007, is primarily the result of the continued deterioration of market conditions in this region.  New orders were also negatively impacted by our exit from the Palm Bay and Palm Coast markets, as noted above.  During the three and nine months ended March 31, 2007, we offered increased sales incentives in an effort to reduce excess inventory levels.  The decline in residential revenue earned is primarily the result of the overall decline in market conditions, as well as our exit from the Palm Bay and Palm Coast markets, as noted above.

Additionally, demand in the Florida region for first-time buyers has decreased due to the tightening of the mortgage markets and the inability of a large portion of the targeted demographic to obtain financing for new home purchases.  As the average sales price in the Florida region is significantly less than the average sales price in our other regions, we believe that the targeted demographic in this region is more prone to uncertainties in the mortgage markets, especially the sub-prime mortgage market.

Costs and Expenses:

Residential Properties:

	Three months ended March 31
	2008	2007	Change	% Change
	(dollars in thousands)
Residential Properties
Earned revenue	$109,018	$128,886	$(19,868)	(15.4)%
Cost of residential properties	110,908	149,123	(38,215)	(25.6)%
Gross profit margin	$(1,890)	$(20,237)	$18,347	(90.7)%
Gross profit margin %	(1.7)%	(15.7)%

	Nine months ended March 31
	2008	2007	Change	% Change
	(dollars in thousands)
Residential Properties
Earned revenue	$372,865	$443,830	$(70,965)	(16.0)%
Cost of residential properties	361,286	415,763	(54,477)	(13.1)%
Gross profit margin	$11,579	$28,067	$(16,488)	(58.7)%
Gross profit margin %	3.1%	6.3%

The costs of residential properties for the three months ended March 31, 2008, compared to the three months ended March 31, 2007 decreased primarily as a result of decreased residential revenue earned, coupled with a decrease in long-lived asset impairment losses recorded during the three months ended March 31, 2008.  Impairments of residential property in the amount of $15.3 million and $33.6 million were recorded in the three months ended March 31, 2008 and 2007, respectively.  Gross profit percentage for the three months ended March 31, 2008 was (1.7)%, as compared to (15.7)% for the three months ended March 31, 2007.  Without the impairments, the gross profit percentage would have increased from 10.4% during the three months ended March 31, 2007 to 12.3% during the three months ended March 31, 2008.

The costs of residential properties for the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007, decreased primarily as a result of decreased residential revenue earned, coupled with a decrease in long-lived asset impairment losses recorded during the nine months ended March 31, 2008.  Impairments of residential property in the amount of $38.9 million and $43.5 million were recorded in the nine months ended March 31, 2008 and 2007, respectively.  Gross profit percentage for the nine months ended March 31, 2008 was 3.1%, which was a decrease from 6.3% for the nine months ended March 31, 2007.  Without the impairments, the gross profit percentage would have decreased from 16.1% during the nine months ended March 31, 2007 to 13.5% during the nine months ended March 31, 2008.

In addition, we sell a variety of home types in various communities and regions, each yielding a different gross profit margin. As a result, depending on the mix of both communities and home types delivered, the consolidated gross profit margin may fluctuate up and down on a periodic basis and periodic profit margins may not be representative of the consolidated gross profit margin for the entire year or future years.

Interest included in the costs and expenses of residential properties and land sold for the three and nine months ended March 31, 2008 was $7,817 and $16,740, respectively.  Interest included in the costs and expenses of residential properties and land sold for the three and nine months ended March 31, 2007 was $3,997 and $11,797, respectively.  The interest incurred during the construction period is capitalized to inventory and then expensed to the cost of residential properties in the period in which the home settles.

Selling, General and Administrative:

	Three months ended March 31
	2008	2007	Change	% Change
	(dollars in thousands)
Selling, General and Administrative
Selling and advertising	$6,629	$9,026	$(2,397)	(26.6)%
Commissions	4,181	5,356	(1,175)	(21.9)%
General and administrative	8,499	18,978	(10,479)	(55.2)%
Total	$19,309	$33,360	$(14,051)	(42.1)%

	Nine months ended March 31
	2008	2007	Change	%Change
	(dollars in thousands)
Selling, General and Administrative
Selling and advertising	$21,303	$25,134	$(3,831)	(15.2)%
Commissions	14,102	17,499	(3,397)	(19.4)%
General and administrative	26,767	46,169	(19,402)	(42.0)%
Total	$62,172	$88,802	$(26,630)	(30.0)%

Selling and advertising costs include amortization of deferred marketing costs and other selling costs. These costs decreased primarily as a result of reduced sales office headcount, as part of headcount reductions that took place in July 2007.

The decrease in commission expense is primarily attributable to the decrease in residential revenues as noted above. Commission expense as a percentage of residential revenue decreased to 3.8% for both the three and nine months ended March 31, 2008, respectively, and from 4.2% and 3.9% for the three and nine months ended March 31, 2007, respectively.

The decrease in general and administrative costs is attributable to decreases in payroll expense, relating to the headcount reductions that were completed in July 2007 and overall decreases in controllable costs as we adjusted to the decline in market conditions. Included in general and administrative costs for the three months ended March 31, 2008 and 2007 were $0.1 million and $10.8 million, respectively, related to the write-off of abandoned projects and other pre-acquisition costs. Write-off of abandoned projects and other pre-acquisition costs were $0.9 million and $20.2 million for the nine months ended March 31, 2008 and 2007, respectively.

During July, 2007, we completed a round of headcount reductions. The headcount reductions were taken in several stages throughout the prior and current fiscal year and across all of our regions in response to the general downturn in the homebuilding industry. Additionally, we completed another round of headcount reductions in January 2008. This most recent headcount reduction affected all of our regions and represented a 14% decrease in total employee count.

Land Sales and Other Income:

	Three months ended March 31
	2008	2007	Change
	(dollars in thousands)
Land sales
Earned revenue	$1,912	$14,864	$(12,952)
Costs and expenses	1,635	15,739	(14,104)
Gross profit (loss)	$277	$(875)	$1,152

Other income (expense)
Other income	$2,364	$2,244	$120
Other expense	$1,566	$1,395	$171

	Nine months ended March 31
	2008	2007	Change
	(dollars in thousands)
Land sales
Earned revenue	$11,322	$17,069	$(5,747)
Costs and expenses	47,677	17,344	30,333
Gross loss	$(36,355)	$(275)	$(36,080)

Other income (expense)
Other income	$6,926	$7,325	$(399)
Other expense	$5,001	$4,906	$95

During the three and nine months ended March 31, 2008, the Company received proceeds on the sale of land of $1.9 million and $36.0 million, respectively. Of the $36.0 received during the nine months ended March 31, 2008, $11.3 million was recognized as land sales revenue; $11.3 related to proceeds in the Company’s western region and was included in discontinued operations; and $13.4 million related to two parcels of land that were sold and subsequently subject to an option and accounted for as a financing transaction. In addition, the Company received approximately $34.0 million of federal income tax refunds as a result of these transactions and other operations during the three and nine months ended March 31, 2008. Land sales for the three and nine months ended March 31, 2007 were $14.9 million and $17.1 million, respectively. Land sale proceeds in the three and nine months ended March 31, 2007 were primarily attributable to the sale of a parcel of land in the southern region for approximately $13.6 million. Land sales costs and expenses during the nine months ended March 31, 2008 included impairments to land in the amount of $36.6 million.

Other income consists primarily of property management fees and mortgage processing income, while other expense consists primarily of the costs of property management and mortgage processing, along with depreciation expense for the Company.

Our mortgage processing business assists homebuyers in obtaining financing directly from unaffiliated lenders. We do not fund or service the mortgage loans, nor do we assume any credit or interest rate risk in connection with originating the mortgages.

Income Taxes and Loss from Continuing Operations:

	Three months ended March 31
	2008	2007	Change
	(dollars in thousands)

Pre-tax loss from continuing operations	$(20,124)	$(69,957)	$49,833
Income tax expense (benefit)	26,987	(27,263)	54,250
Loss from continuing operations, net of tax	$(47,111)	$(42,694)	$(4,417)

	Nine months ended March 31
	2008	2007	Change
	(dollars in thousands)

Pre-tax loss from continuing operations	$(85,023)	$(74,925)	$(10,098)
Income tax expense (benefit)	2,458	(29,244)	31,702
Loss from continuing operations, net of tax	$(87,481)	$(45,681)	$(41,800)

The effective income tax rate has decreased to (2.9)% for the nine months ended March 31, 2008 from 39.0% for the nine months ended March 31, 2007. The significant change in the Company’s tax rate was a result of the establishment of a valuation allowance against the deferred tax assets due to the lack of objectively verifiable evidence regarding the realization of these assets in the foreseeable future.  The valuation allowance established during the nine months ended March 31, 2007 amounted to $43,544.

Loss from Discontinued Operations:

On December 31, 2007, the Company specifically committed to exiting its Arizona market and, in connection with this decision, on that date, it disposed of its entire land position and its related work-in-process homes in Arizona. We have historically reported this business as the western region operating segment. The disposed work-in-process inventory and land assets constituted substantially all of our assets in the western region. As such, all charges associated with the western region are included as a discontinued operation.

Loss from discontinued operations was $8.6 million or a loss of $0.47 per share for the three months ended March 31, 2008 compared to a loss of $9.2 million or $0.50 per share for the three months ended March 31, 2007. For the nine months ended March 31, 2008, the loss from discontinued operations was $21.7 million or $1.17 per share compared to a loss of $9.8 million or $0.53 per share for the nine months ended March 31, 2007. The loss in the nine months ended March 31, 2008 includes impairment charges to reduce the carrying value of the land prior to being sold in the amount of $20.7 million. The loss in the three and nine months ended March 31, 2007, includes impairment charges in the amount of $13.7 million. See Note 13 to our consolidated financial statements in Item 1 of this Part 1.

Impairment of Goodwill:

During the three and nine months ended March 31, 2007, the Company recorded impairment charges related to the goodwill that arose from the Realen Homes and Masterpiece Homes acquisitions. The impairment charges related to the goodwill that arose from the Realen Homes and Masterpiece Homes acquisitions were necessary due to slower than expected absorption rates experienced in the third quarter of fiscal year 2007, increased sales incentives and lower margins, which resulted from the deteriorating market conditions in the regions in which Realen Homes and Masterpiece Homes operate. The deteriorating market conditions were the result of decreased consumer demand, changes in the sub-prime mortgage market and increased underwriting standards. The changes in the sub-prime mortgage market were the result of rising delinquencies and defaults by borrowers as they experienced financial difficulties due to the rising interest rates that were occurring during the third quarter of fiscal year 2007 and other factors. This credit deterioration led to the bankruptcies of major sub-prime mortgage lenders, an overall lending capacity decline and the tightening of lending standards.

The impairment charges taken during the third quarter of fiscal year 2007 were estimates based on the then currently available projections for fiscal year 2008 and beyond, management’s best estimates of market conditions and the fair market value of assets and liabilities at March 31, 2007.

Realen Homes Goodwill:

For the three and nine months ended March 31, 2007, a goodwill impairment charge of $13.3 million related to the goodwill arising from the Company’s acquisition of Realen Homes was recognized. The impairment charge was necessary due to declining market conditions in both the midwestern and northern regions in which Realen Homes operated. As a result, the operating income and cash flows for these regions were less than expected for the three and nine moths ended March 31, 2007. Based on these results, the Company’s earnings forecast for the next eight fiscal years were revised.

Masterpiece Homes Goodwill:

For the three and nine months ended March 31, 2007, a goodwill impairment charge of $3.0 million related to the goodwill arising from the Company’s acquisition of Masterpiece Homes was recognized. The impairment charge was necessary due to declining market conditions in the Florida region. As a result, the operating income and cash flows for Florida were less than expected for the three and nine moths ended March 31, 2007. Based on these results, the Company’s earnings forecast for the next eight fiscal years were revised.

Deferred Tax Assets

During the three and nine months ended March 31, 2008, we established a deferred tax asset valuation allowance of $43.5 million. Our net deferred tax assets consist primarily of inventory valuation adjustments, net operating loss carryforwards, goodwill impairments, and reserves and accruals that are not currently deductible for tax purposes offset in part by capitalized interest. Some or all of these deferred tax assets could expire unused if we are unable to generate taxable income in the future sufficient to utilize them or we enter into transactions that limit our ability to use them. If a material portion of our deferred tax assets expire unused, it could have a material negative impact on our financial position or results of operations. In the event it becomes more likely than not that some or all of the deferred tax assets will be realized, we will adjust our valuation allowance. Depending on the amount and timing of taxable income we ultimately generate in the future, as well as other factors, we could recognize no benefit from our deferred tax assets, in accordance with our current estimate, or we could recognize some or all of their full benefit.

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

As of March 31, 2008, we had $151.0 million of borrowing capacity under our secured revolving credit facility discussed below, of which approximately $43.6 million was available to be drawn based upon our monthly borrowing base certificate as of March 31, 2008. A majority of our debt is variable rate, based on the 30-day LIBOR rate, and therefore, we are exposed to market risk in connection with interest rate changes. At March 31, 2008, the 30-day LIBOR rate of interest was 2.70313%.

The Company received approximately $34 million of federal income tax refunds as a result of certain land sale transactions and other operations that were completed during the second quarter of fiscal year 2008. The proceeds were primarily used to pay down debt.

Subject to our ability to obtain an amendment to our senior secured revolving credit facility or an extension of a waiver of our breach of certain financial covenants on or before September 15, 2008 as discussed below, we believe that cash on hand, funds generated from operations and financial commitments from available lenders will provide sufficient capital for us to meet our existing operating needs. We can offer no assurances that we will be able to obtain waivers or amendments of the covenants, if required, upon acceptable terms or at all. In the event we are unable to obtain an amendment or waiver extension before September 16, 2008, we anticipate that we will be in default on that date under or senior secured revolving credit facility. Such a default may result in our inability to have sufficient liquidity and capital resources to meet our operating needs at that time.

Revolving Credit Facility

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc., as guarantor, entered into a Revolving Credit and Loan Agreement for a $500,000 Senior Secured Revolving Credit and Letter of Credit Facility with various banks as lenders (as amended and restated and further amended, the “Revolving Credit Facility”). The Revolving Credit and Loan Agreement was amended on January 24, 2006, via the Amended and Restated Revolving Credit and Loan Agreement (the “Amended Credit Agreement”). In connection with the Amended Credit Agreement, Orleans Homebuilders, Inc. entered into an amended Guaranty agreement, which was amended on September 6, 2007, by the First Amendment to Guaranty. The Amended and Restated Credit Agreement was amended on November 1, 2006 (the “First Amendment”), February 7, 2007 (the “Second Amendment”), May 8, 2007 (the “Third Amendment”), September 6, 2007 (the “Fourth Amendment”), and December 21, 2007 (the “Fifth Amendment”). In addition, on May 9, 2008, the Company received a limited waiver (the “waiver letter”) to the Amended Credit Agreement.

Waiver:

Absent the deferred tax asset valuation allowance of $43.5 million, the Company would have been in compliance with all of the financial covenants in the Amended Credit Agreement at March 31, 2008. However, as a result of the deferred tax asset valuation allowance, absent the waiver letter, the Company would have been in default of the minimum consolidated tangible net worth, maximum leverage ratio, and maximum land to consolidated adjusted tangible net worth ratio covenants set fort in the Amended Credit Agreement at March 31, 2008 (the “Subject Covenants”). Subject to certain limitations, the waiver letter temporarily waives compliance with the Subject Covenants generally from January 1, 2008 through and including September 15, 2008 (the “Waiver Period”), unless another event of default occurs or we fail to comply with the covenants in the waiver letter. Under the terms of the waiver letter, during the Waiver Period, the Company is required to maintain a minimum consolidated tangible net worth of $90.0 million at all times and a leverage ratio of not more than 5.25 to 1.00 as of the last day of any fiscal quarter during the Wavier Period. The Company currently anticipates that it will comply with these covenants during the Waiver Period. The land to consolidated adjusted tangible net worth ratio will not be tested during the Waiver Period. If the Company does not maintain the required minimum consolidated tangible net worth or its leverage ratio exceeds the permissible maximum, then as of such date, the Waiver Period and the limited waiver will end and non-compliance with the Subject Covenants will constitute an event of default under the Amended Credit Agreement. The Waiver Period and the limited waiver will also end if there is any other event of default under the Amended Credit Agreement. In addition, if the deferred tax asset valuation allowance is adjusted during the wavier period because of legislation or otherwise, the minimum consolidated tangible net worth and maximum leverage ratio will be adjusted accordingly based on the difference between the deferred tax asset valuation allowance of $43.5 million at March 31, 2008 and the adjusted amount of the deferred tax asset valuation allowance.

In the waiver letter, the Company also agreed that it will act in good faith and use its best efforts to work with the agent lender during the Wavier Period to identify a material group of assets in its borrowing base for reappraisal prior to September 15, 2008. The reappraisals will not be used in calculating the borrowing base during the Waiver Period. After the termination of the Waiver Period, in the event that the reappraisals result in a determination that a material amount of the assets in the Company’s borrowing base have a value lower than the cost and the existing appraised values, the net availability under the Credit Facility could be materially reduced from existing or anticipated levels, absent an amendment to the credit facility. The Company could also be required to repay a portion of the amount outstanding under the credit facility. Such a material reduction in the net availability could reduce our liquidity by an amount that is materially and adversely impacts our operations.

The Company currently anticipates that it will amend the Amended Credit Agreement to address the Subject Covenants and other matters during the first quarter of Fiscal 2009. While the Company currently anticipates that it will be able to obtain an amendment to the Amended Credit Agreement before September 16, 2008, it has not yet begun negotiating with its lenders with respect to this anticipated amendment and it can offer no assurances that it will be able to obtain an amendment on acceptable terms or at all. Under the terms of the waiver letter, absent an amendment to the Amended Credit Agreement, unless the Waiver Period is extended beyond September 15, 2008, the Company currently expects that it will be in default under the Amended Credit Agreement on September 16, 2008. As explained in more detail below, upon the occurrence and continuation of an event of default under the Amended Credit Agreement, the lenders may demand immediate payment in full of all indebtedness outstanding under the Revolving Credit Facility, terminate their obligations to make any loans or advances, and exercise other remedies.

Terms of the Revolving Credit Facility:

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

Pursuant to the Fourth Amendment, and subject to the terms of the Revolving Credit Facility, approximately $464.0 million of the $585.0 million Revolving Credit Facility has a maturity date of December 20, 2009, and the remaining $121.0 million has a maturity date of December 20, 2008. Borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus a non-default variable spread ranging from 250 basis points to 400 basis points, depending upon our leverage ratio. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. At March 31, 2008, the interest rate was 5.701313%, which included a 300 basis point spread. However, the Company anticipates that as a result of the deferred tax asset valuation reserve, and indirectly the terms of its waiver letter discussed above, that the spread will increase to 400 basis points during the fourth quarter of fiscal 2008 due to the Company’s expected leverage ratio.

The total amount of loans and advances outstanding at any time under the Revolving Credit Facility may not exceed the lesser of the then-current borrowing base availability or the revolving sublimit as defined in the Revolving Credit Facility. Pursuant to the Fourth Amendment, the revolving sublimit is $585.0 million, subject to reduction on December 20, 2008. The borrowing base availability is based on the lesser of the appraised value or cost of real estate owned by us that has been admitted to the borrowing base. As discussed above, the anticipated reappraisal of a material amount of assets included in the borrowing base could, on or after September 16, 2008, reduce the borrowing base availability by a material amount. Various conditions must be satisfied in order for real estate to be admitted to the borrowing base, including that a mortgage in favor of lenders has been delivered to the agent for lenders and that all governmental approvals necessary to begin development of for-sale residential housing, other than building permits and certain other permits borrower in good faith believes will be issued within 120 days, have been obtained. Depending on the stage of development of the real estate, the loan to value or loan to cost advance rate in the borrowing base ranges from 50% to 95% of the appraised value or cost of the real estate.

As security for all obligations of borrowers to lenders under the Revolving Credit Facility, lenders have a first priority mortgage lien on all real estate admitted to the borrowing base. In addition, Orleans Homebuilders, Inc. has guaranteed the obligations of the borrowers to lenders pursuant to an amended Guaranty executed by Orleans Homebuilders, Inc. on January 26, 2006, and amended on September 6, 2007. Under the Guaranty, Orleans Homebuilders, Inc. granted lenders a security interest in any balance or assets in any deposit or other account that Orleans Homebuilders, Inc. has with any lender.

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

•                 We must maintain a minimum consolidated tangible net worth of at least $192.0 million plus 50% of the positive net income earned after June 30, 2007 and all of the net proceeds of equity securities issued by us after June 30, 2007. In addition, the minimum consolidated tangible net worth shall be reduced by after-tax inventory impairments up to a maximum aggregate amount of $35.0 million and after-tax land sales impairments up to a maximum aggregate amount of $50.0 million, provided that the minimum consolidated tangible net worth is at least $130.0 million at all times. Under the terms of the waiver received by the Company on May 9, 2008, from January 1, 2008 through and including September 15, 2008, the minimum consolidated tangible net worth that the Company must maintain is generally reduced to at least $90.0 million.

•                 As of the last day of each fiscal quarter, our leverage ratio cannot exceed 4.00-to-1.00 for any fiscal quarters ending on or after December 31, 2007. In addition, as of the last day of each fiscal quarter ending on or after December 31, 2007, our leverage ratio, excluding the effect of inventory impairments and land sales impairments, cannot exceed 3.00-to-1.00. Under the terms of the waiver received by the Company on May 9, 2008, from January 1, 2008 through and including September 15, 2008, the Company’s leverage ratio generally cannot exceed 5.25-to-1.00.

•                 As of the last day of each fiscal quarter, the ratio of the book value of all land that is not subject to a qualifying agreement of sale and on which no unit has been or is being constructed to our consolidated adjusted tangible net worth cannot exceed 2.00-to-1.00 at March 31, 2008; 1.85-to-1.00 at June 30, 2008, September 30, 2008 and December 31, 2008; and 1.75-to-1.00 at March 31, 2009 through maturity. Under the terms of the waiver received by the Company on May 9, 2008, from January 1, 2008 through and including September 15, 2008, this ratio is not applicable or tested.

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

At the fiscal quarters ended September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007, and March 31, 2008, we would have been in violation of certain financial covenants in the Amended and Restated Credit Agreement if not for the First Amendment, Second Amendment, Third Amendment, Fourth Amendment and waiver letter, respectively.

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

Upon the occurrence and continuation of an event of default, after completion of any applicable grace or cure period, lenders may demand immediate payment in full of all indebtedness outstanding under the Revolving Credit Facility, terminate their obligations to make any loans or advances or issue any letter of credit, set off and apply any and all deposits held by any lender for the credit or account of any borrower. In addition, upon the occurrence of certain events of bankruptcy or other insolvency events with respect to any borrower or the Company, all indebtedness outstanding under the Revolving Credit Facility shall be immediately due and payable without any act or action by lenders. A default under our Revolving Credit Facility could also prevent us from making required payments under our trust preferred securities, which would cause a default under those securities.

Trust Preferred Securities

On November 23, 2005, we issued $75.0 million of trust preferred securities which mature on January 30, 2036, and are callable, in whole or in part, at par plus accrued interest on or after January 30, 2011. For the first ten years, the securities have a fixed interest rate of 8.61% per annum, provided that certain covenant levels are maintained. Thereafter, the securities have a floating interest rate equal to three-month LIBOR plus 360 basis points per annum, resetting quarterly.

Pursuant to the original Indenture, in the event we fail to meet certain financial ratios for three of four consecutive quarters, the applicable rate of interest will be increased by 300 basis points until we are in compliance with the financial ratios, at which time the interest rate will return to its original amount. On August 13, 2007, we entered into Supplemental Indenture No. 1 (the “Supplemental Indenture”), which amended the terms of the securities by deferring the potential start of this increased rate of interest for at least four quarters. But for the Supplemental Indenture, we would have been subject to the increased rate of interest starting with the first quarter of fiscal 2008. Pursuant to the Supplemental Indenture, it is an event of default if the increased interest rate is in effect for eight consecutive interest payment periods, starting with the quarterly interest payment due on October 30, 2008.  The occurrence of an event of default may trigger demand for immediate payment in full of all outstanding amounts.  An uncured event of default under the trust preferred securities also constitutes an event of default under the Amended and Restated Credit Agreement.  At December 31, 2006, March 31, 2007, June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2008, we failed to meet the interest coverage ratio. The interest coverage ratio is the ratio of Adjusted EBITDA to Debt Service, as defined in the Supplemental Indenture, for the relevant accounting period.  We anticipate that we will not meet the interest coverage ratio for the quarters ending June 30, 2008 and September 30, 2008. As a result, we anticipate that we will begin to pay the increased rate of interest under the $75.0 million of trust preferred securities starting with the quarterly interest payment due on October 30, 2008. We believe that the Supplemental Indenture has substantially eliminated the possibility for an event of default as a result of making eight consecutive increased interest rate payments under the Trust Preferred Securities until at least September 2010.

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

Cash Flow Statement

Net cash provided by operating activities for the nine months ended March 31, 2008 was $59.1 million, compared to net cash used in operating activities for the nine months ended March 31, 2007 of $66.5 million. This change was primarily due to a $41.0 million source of cash from the increase in accounts payable and other accrued liabilities in the nine months ended March 31, 2008 as compared with a $73.3 million use of cash in the comparable period of the prior fiscal year. This was coupled with having a smaller use of cash from real estate held for development and sale. These items which increased cash flow from operations were partially offset by a use of cash from land deposits and costs of future development in the amount of $11.2 million in the nine months ended March 31, 2008, as compared to a source of cash in the amount of $2.1 million in the nine months ended March 31, 2007.

Net cash provided by investing activities for the nine months ended March 31, 2008 was $11.5 million, compared to net cash used in investing activities of $.3 million for the nine months ended March 31, 2007. Net cash provided by investing activities for the nine months ended March 31, 2008 primarily related to the disposition of assets related to the western region.

Net cash used in financing activities for the nine months ended March 31, 2008 was $51.5 million, compared to net cash provided by financing activities of $63.5 million for the nine months ended March 31, 2007. Cash used in financing activities primarily relates to net paydowns on our credit facility during the nine months ended March 31, 2008. The paydown is the result of the cash provided by operating activities noted above. In the nine months ended March 31, 2007, we have net borrowings on our credit facility, which was due the cash used in operating activities note above.

Lot Positions

As of March 31, 2008, we owned or controlled approximately 8,242 building lots. Included in the aforementioned lots, we had contracted to purchase, or has under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $154.7 million that are expected to yield approximately 2,443 building lots. The table below shows our lots by region:

			Lots under		Total
		Percent	option or	Percent	owned and
	Lots	of lots	agreement	of lots	controlled	Percent
	owned	owned	of sale	controlled	lots	of total
Northern	2,949	50.8%	1,542	63.1%	4,491	54.5%
Southern	2,157	37.2%	555	22.7%	2,712	32.9%
Midwestern	411	7.1%	287	11.8%	698	8.5%
Florida	282	4.9%	59	2.4%	341	4.1%

Total	5,799	100.0%	2,443	100.0%	8,242	100.0%

Undeveloped Land Acquisitions:

In recent years, the process of acquiring desirable undeveloped land has been extremely competitive, particularly in the northern region, mostly due to the lack of available parcels suitable for development. In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction. Generally, we structure our land acquisitions so that we have the right to cancel our agreements to purchase undeveloped land by forfeiture of our deposit under the agreement. As of March 31, 2008, all but one of our agreements to purchase undeveloped land was structured in this manner. Included in the balance sheet captions “Inventory not owned – Variable Interest Entities” and “Land deposits and costs of future development,” at March 31, 2008 we had $9.9 million invested in 13 parcels of undeveloped land, of which $7.4 million is cash deposits, a portion of which is non-refundable. At March 31, 2008, overall undeveloped parcels of land under contract had an aggregate purchase price of approximately $83.5 million and were expected to yield approximately 7,413 building lots.

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

At March 31, 2008, we had contracted to purchase or had under option approximately 888 improved building lots, which include lots that were sold, but for accounting purposes are treated as a financing obligation because they are subject to an option agreement, for an aggregate purchase price of approximately $71.2 million. At March 31, 2008, we had $1.7 million, all of which are deposits, invested in these improved building lots. There were no deposits forfeited during the three and nine months ended March 31, 2008 with respect to improved building lots.

We expect to utilize primarily the Revolving Credit Facility as described above as well as other existing capital resources, to finance the acquisitions of undeveloped land and improved lots described above. We anticipate completing a majority of these acquisitions during the next several years.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 will be effective for our fiscal year ending June 30, 2009, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date will be for our fiscal year ending June 30, 2010. The Company is currently evaluating this standard and has not yet determined what impact it would have on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for our fiscal year ending June 30, 2010. We are evaluating the impact the adoption of SFAS 141(R) will have on our consolidated financial statements.

In December 2007, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 110 (“SAB 110”) to amend the SEC’s views discussed in Staff Accounting Bulletin 107 (“SAB 107”) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for us beginning in the first quarter of fiscal year 2009. We will continue to use the simplified method until we have the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities.”  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have an impact on the Company’s financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by statute. Generally words such as “may”, “will”, “should”, “could”, “would”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue” and “believe” or the negative of or other variation on these and other similar expressions identify forward-looking statements. These forward-looking statements including, without limitation, statements with respect to an anticipated amendment to our senior secured revolving credit facility, anticipate compliance with covenants in our credit facility and waiver letter, anticipated defaults under our credit agreement, anticipated realization of deferred tax assets, the substantial elimination of the possibility of certain defaults under the Company’s $75 million issue of trust preferred securities until at least September 2010, anticipated tax refunds, potential effects of changes in financial and commodity market prices and interest rates, potential liabilities relating to litigation currently pending against us, anticipated future dividends, anticipated delivery of homes in backlog, future market conditions, anticipated delivery of backlog, appropriateness of completed home inventory levels and the overall direction of the housing market, expected warranty costs, future land acquisitions and the availability of sufficient capital for us to meet our operating needs are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise. For additional information on some potential risks, see the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company’s principal market risk exposure continues to be interest rate risk. A majority of the Company’s debt is variable based on LIBOR, and, therefore, affected by changes in market interest rates. Based on current operations, an increase or decrease in interest rates of 100 basis points will result in a corresponding increase or decrease in cost of sales and interest charges incurred by the Company of approximately $4.1 million in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered. The Company believes that reasonably possible near-term interest rate changes will not result in a material negative effect on future earnings, fair values or cash flows of the Company.

Changes in the prices of commodities that are a significant component of home construction costs, particularly lumber, may result in unexpected short term increases in construction costs. Since the sale price of the Company’s homes is fixed at the time the buyer enters into a contract to acquire a home and because the Company generally contracts to sell its homes before construction begins, any increase in costs in excess of those anticipated may result in gross margins lower than anticipated for the homes in the Company’s backlog. The Company attempts to mitigate the market risks of price fluctuation of commodities by entering into fixed-price contracts with its subcontractors and material suppliers for a specified period of time, generally commensurate with the building cycle.

There have been no material adverse changes to the Company’s (i) exposure to market risk and (ii) management of these risks, since June 30, 2007.

ITEM 4.                             CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Controller evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Controller concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms and also to ensure information required to be disclosed is accumulated and communicated to management including the Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Controller as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.                    RISK FACTORS

There have been no material changes in our market risks during the three and nine months ended March 31, 2008, except as noted below. For additional information regarding market risk, see our Annual Report on Form 10-K for the year ended June 30, 2007.

Unless we are able to obtain an amendment to our senior secured credit facility or an extension of the current waiver, we anticipate that we will be in default under or senior secured credit facility on September 16, 2008.

On May 9, 2008, the Company received a limited waiver with respect to certain financial covenants in our Amended and Restated Credit Agreement. Unless extended, the waiver expires no later than September 16, 2008. If certain events occur, it could expire earlier. We currently anticipate that we will be able to obtain an acceptable amendment to our Amended Credit Agreement and avoid a default on September 16, 2008. However, we have not yet begun negotiating with our lenders with respect to this anticipated waiver and we can give no assurances that we will be able to obtain an amendment on acceptable terms or at all. If we are unable to obtain an amendment, we expect to be in default on September 16, 2008. If we are in default, our lenders will be able to exercise their remedies under the Amended Credit Agreement, including declaring all amounts outstanding due and payable. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations, which could have a material adverse affect on the Company’s financial position, results of operations and cash flows.

The anticipated reappraisal of a material amount of assets in our borrowing base could decrease our liquidity and materially and adversely impact our operations.

 As part of the recent waiver we obtained with respect to certain financial covenants in our senior secured revolving credit facility, we agreed to use our best efforts and work in good faith with the agent bank to identify a material group of assets in the borrowing base for reappraisal prior to September 15, 2008. Subsequent to September 16, 2008, in the event that the reappraisals result in a determination that a material amount of the assets in our borrowing base have a value lower than the cost and the existing appraised values, the net availability under the credit facility could be materially reduced from existing or anticipated levels, absent an amendment to the credit facility. Such a reduction in net availability could require us to repay a portion of the amounts outstanding under our credit facility or otherwise have a material adverse effect on our ability to fund our continuing operations, which could have a material adverse affect on the Company’s financial position, results of operations and cash flows.

The financing agreements governing our debt contain various covenants that limit our discretion in the operation of our business and could lead to acceleration of debt.

Our senior secured revolving credit facility contains financial and other restrictive covenants and requirements that limit our ability to engage in certain activities. For example, we are subject to covenants requiring us to maintain a minimum consolidated tangible net worth, minimum liquidity, and minimum leverage, interest coverage and cash flow ratios and there are various financial covenants with respect to the value of land in certain stages of development that we may own and limits on the number of units which are not subject to a bona-fide agreement of sale that may be in our inventory. In addition, the agreements and instruments governing our other debt, such as our trust preferred securities, contain other covenants and requirements. Failure to comply with any of the covenants or requirements in our existing or future financing agreements or instruments could result in an event of default under those agreements or instruments. Our senior secured revolving credit facility also contains a cross-default provision so that a default under the agreements or instruments governing our other debt could cause a default under our senior secured revolving credit facility. Further, a default under our senior secured revolving credit facility could prevent us from making payments required by our trust preferred securities. If not cured, a payment default or other event of default could result in the acceleration of all or most of our debt and permit lenders to foreclose upon any collateral securing that debt. In addition, lenders may be able to terminate any commitments they made to supply us with further funds. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. The limitations imposed by our financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing, which could have a material adverse affect on the Company’s financial position, results of operations and cash flows.

We may not be able to utilize all of our deferred tax assets.

During the three and nine months ended March 31, 2008, we established a deferred tax asset valuation allowance of $43.5 million. Our net deferred tax assets consist primarily of inventory valuation adjustments, net operating loss carryforwards, goodwill impairments, and reserves and accruals that are not currently deductible for tax purposes offset in part by capitalized interest. Some or all of these deferred tax assets could expire unused if we are unable to generate taxable income in the future sufficient to utilize them or we enter into transactions that limit our right to use them. If a material portion of our deferred tax assets expire unused, it could have a material negative impact on our financial position or results of operations, which could have a material adverse affect on the Company’s financial position, results of operations and cash flows.

ITEM 6.                             EXHIBITS

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

ORLEANS HOMEBUILDERS, INC.
(Registrant)

May 12, 2008	Jeffrey P. Orleans
Jeffrey P. Orleans
Chairman of the Board and Chief
Executive Officer
(Principal Executive Officer)

May 12, 2008	Michael T. Vesey
Michael T. Vesey
President and Chief Operating Officer

May 12, 2008	Garry P. Herdler
Garry P. Herdler
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 12, 2008	Mark D. Weaver
Mark D. Weaver
Vice President and
Controller
(Principal Accounting Officer)

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