Form 10-K
period 2008-06-30
ORLEANS HOMEBUILDERS INC
filed 2008-10-01
CIK 38570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6830

ORLEANS HOMEBUILDERS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	59-0874323 (I.R.S. Employer Identification No.)	3333 Street Road Bensalem, PA 19020 (Address of Principal Executive Office)

(215) 245-7500 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.10 Par Value Per Share (also formerly registered under Section 12(g) of the Act)	American Stock Exchange

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of December 31, 2007 was $12,189,551.

Number of shares of the registrant's outstanding Common Stock as of September 10, 2008 was 18,839,141 shares (excluding 98,990 shares held in Treasury).

Documents incorporated by reference:

Part III is incorporated by reference to the proxy statement for the annual meeting of Stockholders scheduled to be held in December 2008.

 TABLE OF CONTENTS
PART I

 PART I

Item 1. Business.

General

        Orleans Homebuilders, Inc., a Delaware corporation, and its subsidiaries (collectively, the "Company", "OHB", "Orleans", "we", "us" or "our") market, develop and build high-quality, single-family homes, townhomes and condominiums to serve various types of homebuyers, including move-up, luxury, empty nester, active adult, first-time move-up and first-time homebuyers. The Company believes this broad range of home designs gives it flexibility to address economic and demographic trends within its markets. The Company has been in operation since 1918 and is currently engaged in residential real estate development in eight states in the following 11 markets: Southeastern Pennsylvania; Central New Jersey; Southern New Jersey; Orange County, New York; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Chicago, Illinois; and Orlando, Florida. The Company's Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina. The Company has operated in Pennsylvania and New Jersey for approximately 90 years. In fiscal year 2001, the Company began operations in North Carolina and Virginia through the acquisition of Parker & Lancaster Corporation ("PLC"), a privately-held residential homebuilder. The Company entered the Orlando, Florida market on July 28, 2003 through its acquisition of Masterpiece Homes, Inc. ("Masterpiece Homes"), a privately-held residential homebuilder. On July 28, 2004, the Company entered the Chicago, Illinois market through the acquisition of Realen Homes, L.P. ("Realen Homes"), an established privately-held homebuilder with operations in Chicago, Illinois and southeastern Pennsylvania. On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired, through a wholly-owned subsidiary, certain real estate assets from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which, at the time the Company acquired the assets, were wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, "Peachtree Residential Properties"). In December 2005, the Company entered the Phoenix, Arizona market as a start-up operation via the purchase of an undeveloped parcel of land. On December 31, 2007, the Company committed to exiting the Phoenix market and, in connection with that decision, on that date disposed of its entire land position and its related work-in-process homes in Phoenix, which constituted substantially all of its assets in the western region. The Consolidated Financial Statements have been reclassified for all prior periods presented to reflect this business as a discontinued operation (see Note 2—"Discontinued Operations").

        References to a given fiscal year in this Annual Report on Form 10-K are to the fiscal year ended June 30th of that fiscal year. For example, the phrases "fiscal year 2008" or "year ended June 30, 2008" refer to the fiscal year ended June 30, 2008. When used in this report, the "northern region" segment refers to the Company's markets in Pennsylvania, New Jersey and New York; the "southern region" segment refers to the Company's markets in North Carolina and Virginia, as well as the adjacent counties in South Carolina; the "midwestern region" segment refers to the Company's market in Illinois; and the "Florida region" segment refers to the Company's market in Orlando, Florida. All dollar amounts are in thousands, except per share data or as otherwise noted.

        During fiscal year 2008, the Company delivered 1,262 homes, as compared to 1,487 homes delivered during fiscal year 2007, a decrease of 15.1%. Earned revenues from residential property activities decreased by 13.2% during fiscal year 2008 to $562,183 as compared to $647,316 in fiscal year 2007. The Company's backlog at June 30, 2008 decreased 25.0% to $238,309, representing 486 homes, as compared to $317,913, representing 609 homes, at June 30, 2007. At June 30, 2008, the Company was selling in 91 communities and owned or controlled 7,229 building lots, as compared to 100 communities and 10,503 owned or controlled building lots at June 30, 2007, a decrease in lots of 31.2%.

        Jeffrey P. Orleans, Chairman of the Board and Chief Executive Officer of the Company, beneficially owns (as determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) approximately 60% of the Company's issued and outstanding shares of common stock, par value $0.10 per share ("Common Stock").

        In November 2007, the Company announced that Mr. Michael T. Vesey, its President and Chief Operating Officer, had taken a leave of absence related to an existing medical condition. Mr. Vesey's responsibilities were carried out effectively by existing management during his absence. Though his medical condition persists, Mr. Vesey resumed his responsibilities as President and Chief Operating Officer of the Company in February 2008.

        The Company files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). The Company makes available free of charge through the Company's website (www.orleanshomes.com) its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. You can read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549. You can obtain information about the operation of the SEC's Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company makes its filings with the SEC electronically and the SEC maintains a website that contains this information, which can be accessed at http://www.sec.gov.

Homebuilding

        The Company's activities in developing residential communities include the sale of residential properties and, on a limited basis, the sale of land and developed homesites to other builders. The Company occasionally participates in joint ventures in certain of these activities. In all of the Company's regions, the Company conducts business under the Orleans Homebuilders brand name.

         Northern Region.    The Company's northern region has operations in the Southeastern Pennsylvania, Central New Jersey, Southern New Jersey and Orange County, New York markets. In the northern region, the Company currently builds homes primarily targeted toward move-up, luxury, empty nester and active adult homebuyers with a regional average home sales price of $523 in backlog at June 30, 2008, a decrease of 7.8% compared to backlog at June 30, 2007. During fiscal year 2008, the Company delivered 486 homes in its northern region, generating $231,034, or 41.1%, of its residential revenue. During fiscal year 2007, the Company delivered 429 homes in the northern region, generating $207,240, or 32.0%, of its residential revenue. The backlog in the northern region at June 30, 2008 represented 46.1% of the Company's total backlog.

         Southern Region.    The Company's southern region has operations in the Richmond and Tidewater, Virginia and Charlotte, Raleigh and Greensboro, North Carolina markets. The Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina. In the southern region, the Company currently builds homes primarily targeted toward the move-up and luxury homebuyer with a regional average home sales price of $480 in backlog as of June 30, 2008, a decrease of 10.6% compared to backlog at June 30, 2007. During fiscal year 2008, the Company delivered 514 homes in its southern region, generating $243,714, or 43.3% of its residential revenue. During fiscal year 2007, the Company delivered 579 homes in the southern region, generating $281,356, or 43.5%, of its residential revenue. The backlog in the southern region at June 30, 2008 represented 43.5% of the Company's total backlog.

         Midwestern Region.    In its midwestern region, the Company has operations in the Chicago, Illinois area. In the midwestern region, the Company currently builds homes primarily targeted toward the move-up homebuyer with a regional average home sales price of $439 in backlog as of June 30, 2008, a decrease of 13.5% compared to backlog at June 30, 2007. For fiscal year 2008, in the midwestern region the Company delivered 142 homes, generating $59,005, or 10.5% of its residential revenue. During fiscal year 2007, the Company delivered 208 homes in the midwestern region, generating $91,809, or 14.2%, of its residential revenue. The backlog in the midwestern region at June 30, 2008 represented 8.9% of the Company's total backlog.

         Florida Region.    In its Florida region, the Company has operations in the Orlando, Florida market. During fiscal year 2007 and part of fiscal year 2008, the Company also had operations in the Palm Coast and Palm Bay markets. The Company substantially exited the Palm Bay market during the first quarter of fiscal year 2008 and the Palm Coast market during the second quarter of fiscal year 2008. The Company has also scaled back its operations in the Orlando, Florida market through the disposition of certain communities in the second quarter of fiscal year 2008. In the Florida region, the Company currently builds homes primarily targeted toward the first-time move-up and entry level homebuyers with a regional average home sales price of $304 in backlog as of June 30, 2008, an increase of 14.9% compared to backlog at June 30, 2007. During fiscal year 2008, the Company delivered 120 homes in its Florida region, generating $28,430, or 5.1% of its residential revenue. During fiscal year 2007, the Company delivered 271 homes in the Florida region, generating $66,911, or 10.3%, of its residential revenue. The backlog in the Florida region at June 30, 2008 represented 1.5% of the Company's total backlog.

        The following tables set forth certain information with respect to our residential communities and residential revenues by region and type of home. For additional financial information, including information relating to the Company's profits, see Item 7 and Item 8 in this annual report.

Residential Communities as of June 30, 2008

Region	Number of Communities	Home Price Range(1)	Backlog	% of Total Backlog	Number of Homes in Backlog	Average Sales Price in Backlog
Northern	31	$190 – $1,499	$109,818	46.1%	210	$523
Southern	49	152 – 1,175	103,759	43.5%	216	480
Midwestern	8	293 – 645	21,084	8.9%	48	439
Florida	3	171 – 357	3,648	1.5%	12	304

Total	91	$152 – $1,499	238,309	100%	486	$490

(1)
Home price range calculated based on average fiscal year 2008 closing price for each community within the region.

Residential Revenue by Type of Home for the Fiscal Year Ended June 30,

	2008		2007		2006
Type of Home	Residential Revenue	Percent of Revenue	Residential Revenue	Percent of Revenue	Residential Revenue	Percent of Revenue
Single family	$484,908	86%	$571,043	88%	$823,769	85%
Townhouses	68,057	12%	66,107	10%	110,300	11%
Condominiums	9,218	2%	10,166	2%	41,414	4%

Total	$562,183	100%	$647,316	100%	$975,483	100%

Residential Revenue by Region for the Fiscal Year Ended June 30,

	2008		2007		2006
Type of Home	Residential Revenue	Percent of Revenue	Residential Revenue	Percent of Revenue	Residential Revenue	Percent of Revenue
Northern	$231,034	41%	$207,240	32%	$392,727	40%
Southern	243,714	43%	281,356	44%	371,981	38%
Midwestern	59,005	11%	91,809	14%	118,830	12%
Florida	28,430	5%	66,911	10%	91,945	10%

Total	$562,183	100%	$647,316	100%	$975,483	100%

        The following table sets forth certain details as to residential sales activity and net (loss) income from continuing operations before taxes. The information provided is for the fiscal years ended June 30, 2008, 2007 and 2006 in the case of revenues earned, new orders and net (loss) income from continuing operations before taxes and as of June 30, 2008, 2007 and 2006 in the case of backlog. The Company classifies a sales contract or potential sale as a new order for backlog purposes at the time a homebuyer executes a contract to purchase a home from the Company.

	As of and for the Year Ended June 30,
	2008	2007	2006
Northern Region
Residential revenue	$231,034	$207,240	$392,727
Homes	486	429	796
Average Price	$475	$483	$493
New Orders	$196,217	$251,352	$242,729
Homes	441	490	455
Average Price	$445	$513	$533
Backlog	$109,818	$144,635	$100,523
Homes	210	255	194
Average Price	$523	$567	$518
(Loss) income from continuing operations before taxes	$(36,436)	$(35,598)	$63,516
Southern Region
Residential revenue	$243,714	$281,356	$371,981
Homes	514	579	862
Average Price	$474	$486	$432
New Orders	$216,945	$258,240	$367,334
Homes	487	520	791
Average Price	$445	$497	$464
Backlog	$103,759	$130,528	$153,644
Homes	216	243	302
Average Price	$480	$537	$509
(Loss) income from continuing operations before taxes	$(16,769)	$8,246	$34,919

Midwestern Region
Residential revenue	$59,005	$91,809	$118,830
Homes	142	208	279
Average Price	$416	$441	$426
New Orders	$52,157	$82,403	$97,945
Homes	135	182	221
Average Price	$386	$453	$443
Backlog	$21,084	$27,932	$37,338
Homes	48	55	81
Average Price	$439	$508	$461
(Loss) income from continuing operations before taxes	$(51,281)	$(22,545)	$11,460
Florida Region
Residential revenue	$28,430	$66,911	$91,945
Homes	120	271	366
Average Price	$237	$247	$251
New Orders	$17,260	$38,558	$48,914
Homes	76	189	145
Average Price	$227	$204	$337
Backlog	$3,648	$14,818	$43,171
Homes	12	56	138
Average Price	$304	$265	$313
(Loss) income from continuing operations before taxes	$(21,349)	$(32,431)	$5,671
Corporate and Unallocated
Income (loss) from continuing operations before taxes	$3,187	$(12,547)	$(11,657)
Combined Regions
Residential revenue	$562,183	$647,316	$975,483
Homes	1,262	1,487	2,303
Average Price	$445	$435	$424
New Orders	$482,579	$630,553	$756,922
Homes	1,139	1,381	1,612
Average Price	$424	$457	$470
Backlog	$238,309	$317,913	$334,676
Homes	486	609	715
Average Price	$490	$522	$468
(Loss) income from continuing operations before taxes	$(122,648)	$(94,875)	$103,909

        For information regarding the Company's (loss) income from continuing operations before taxes and assets in each segment, see Note 14 to the Consolidated Financial Statements contained in this report.

Construction

        The Company historically has designed its own homes with the assistance of unaffiliated architectural firms as well as supervised the development and building of its communities. When the Company constructs homes, it acts as a general contractor and employs subcontractors at specified prices for the installation of site improvements and construction of its residential homes. The Company's agreements with subcontractors typically provide for a fixed price for work performed or materials supplied.

        The Company does not manufacture any of the materials or other items used in the development of its communities, nor does it maintain substantial inventories of materials. The Company has not experienced significant delays in obtaining materials needed to date and has long-standing relationships with many of its major suppliers and contractors. None of the Company's suppliers or contractors accounted for more than 10% of the Company's total purchases in fiscal year 2008.

        A majority of the Company's single-family detached homes are constructed after the home sale contract has been signed and mortgage approval has been obtained. When the Company builds condominium buildings, they are typically two story, wood frame construction buildings with between four and eight units, similar to its townhome product offerings. Depending on the market conditions and the specific community, the Company may also build homes without first obtaining a signed home sale contract or customer commitment. In the past, most of these speculative homes have been sold while under construction. The Company, however, experienced an increase in speculative inventory during the fiscal year ended June 30, 2006, primarily as a result of higher cancellation rates. Through the use of sales incentives, the Company believes that it substantially eliminated its excess completed home and speculative inventory as of June 30, 2007, and continued to reduce its speculative inventory to appropriate levels given the market conditions during fiscal year 2008. The Company monitors its completed home and speculative inventory continuously to help achieve an adequate return on investment.

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

Sales and Marketing

        The Company markets its homes to various types of homebuyers according to the specific needs of each market. The Company advertises using the internet, newspapers, industry publications, direct mail, radio, billboards and brochures. The Company has developed and maintains its website, www.orleanshomes.com, to provide prospective homebuyers with information regarding its communities, available home designs and price ranges, as well as a multimedia gallery offering panoramic video tours and streaming video presentations of some of its homes.

        The Company typically utilizes furnished model homes, staged by professional decorators, located in its communities, to help sell its homes. The Company prefers to staff these models with its own sales professionals to assist prospective homebuyers with home selection and financing decisions. The Company's sales professionals are compensated on a commission basis and are trained extensively in selling techniques, construction and home financing programs. When market conditions warrant, the Company utilizes designated real estate sales brokers who are typically paid on a commission basis. A significant portion of the Company's sales are generated in cooperation with outside brokers. Accordingly, the Company sponsors a variety of programs and events to increase awareness and provide incentives to the brokerage community to promote and sell the Company's homes. The Company also offers a preferred buyer program, which provides its homebuyers in certain of its markets with a discount to be used toward the future purchase of one of its homes.

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

        Sales of the Company's homes are made pursuant to a standard home sale contract, which is modified to comply with jurisdictional requirements. A deposit of ten percent of the purchase price is typically required for each contract; however, in certain markets the required deposits may be as low as two percent. In addition, the home sale contract typically contains a financing contingency. The financing contingency provides homebuyers with the right to cancel in the event they are unable to obtain financing at a prevailing interest rate within a specified time period from the execution of the home sale contract. Typically, the Company will not commence construction until mortgage approval has been obtained. The contract may also contain other contingencies, such as the sale of the homebuyer's existing home. The Company closely monitors all such contingencies.

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

        As of June 30, 2008, the Company owned building lots that would yield approximately 5,382 homes. As of June 30, 2008, the Company also had under option land and improved lots for an aggregate purchase price of approximately $124,186 that would yield approximately 1,847 homes for a total owned or controlled lot position of approximately 7,229 lots. Generally, the Company structures its land acquisitions so that it has the right to cancel the agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, these agreements are generally contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. As of June 30, 2008, the Company had incurred costs associated with the acquisition and development of these parcels aggregating approximately $10,380, including approximately $4,846 of cash deposits. The cash deposits do not include variable interest entities consolidated under Financial Accounting Standards Board ("FASB") Interpretation ("FIN") 46R—

"Consolidation of Variable Interest Entities—an interpretation of ARB No. 51." Contingent upon the Company obtaining all required regulatory approvals, it anticipates completing a majority of these acquisitions during the next several years. The Company presently believes that the contracts and terms on these parcels will result in a positive return for the Company, despite the current market conditions. During fiscal year 2008, the Company wrote-off $8,760 in land deposits and pre-acquisition costs related to contracts to purchase both improved lots and undeveloped land where the Company has either cancelled the option or where the acquisition of the property was not probable due to insufficient economic returns.

        The following table sets forth the Company's land positions as of June 30, 2008.

Region	Lots owned	Percent of lots owned	Lots under options of agreement of sale	Percent of lots controlled	Total lots owned or controlled	Percent of total
Northern	2,795	51.9%	1,022	55.3%	3,817	52.8%
Southern	1,971	36.6%	543	29.4%	2,514	34.8%
Midwestern	360	6.7%	246	13.3%	606	8.4%
Florida	256	4.8%	36	2.0%	292	4.0%

Total	5,382	100.0%	1,847	100.0%	7,229	100.0%

Customer Service and Quality Control

        The Company believes its customer service begins when the home sale contract is executed. The Company's homebuyers are provided with a detailed New Homebuyer Manual, which outlines the home construction and delivery process. Homebuyers are provided with up to four orientation sessions conducted at the home. These orientation sessions provide the homebuyer with the opportunity to become familiar with the construction and operation of the home as well as provide the Company with valuable feedback. Immediately prior to delivery of the home, the final orientation is conducted, from which a list of items to address is generated.

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

Cost Sharing Arrangements and Joint Ventures

        From time to time, the Company has developed and owned communities through joint ventures with other parties. Determinations by the Company to enter into these agreements have been based upon a number of factors, including the opportunity to limit its financial exposure involved in the acquisition of larger parcels of land and the ability to pool resources with other homebuilders and developers with respect to completion of the regulatory approval process for a particular parcel. Additionally, in the northern region, the Company has partnered with other homebuilders and developers to acquire land and/or to develop or improve common off-site facilities, such as sewer treatment plants. Most of these agreements are established as cost sharing arrangements whereby the homebuilders and developers share in the cost of acquiring the parcel or developing or improving the off-site facility. In some communities in the southern region, as an alternative to land acquisition financing, the Company has partnered with developers to construct and sell homes on the developers' lots. At the time of settlement, the developers receive a fixed amount for the cost of the lot and a portion of the profits from the sale of the home. The Company will continue to evaluate all opportunities related to cost sharing agreements and joint ventures; however, as of June 30, 2008, and historically, these arrangements have not been material to the Company's operations.

Financial Services

        As part of the Company's objective to make the home buying process more convenient and increase the efficiency of its building cycle, the Company offers mortgage brokerage services to its customers. Through the Company's mortgage brokerage subsidiary, it assists its homebuyers in obtaining financing directly from unaffiliated lenders. The Company does not fund or service the mortgage loans. The Company's mortgage operation derives most of its revenue from buyers of its homes, although it also offers its services to existing homeowners refinancing their mortgages, as well as to customers purchasing pre-existing homes or new homes from one of the Company's competitors.

        During fiscal year 2008, approximately 72% of the Company's homebuyers utilized the services of its mortgage business compared to 56% during fiscal year 2007. In general, the Company derives less than 1% of its total earned revenues from the mortgage business.

        Due to the Company's market position, and through the involvement of the mortgage broker subsidiary, the Company believes that it has limited exposure to the sub-prime mortgage market, as the average price of our homes is higher than the industry average. We define sub-prime mortgages as conventional loans with a credit score below 620.

Employees

        During fiscal year 2008, due to the continued difficult market conditions, the Company made the difficult decision to reduce its headcount by over 20%. These reductions, which primarily occurred in July 2007 and January 2008, impacted all of the Company's regions. The reductions were primarily targeted at reducing office personnel and construction supervisor personnel and laborers.

        During fiscal year 2007, the Company reduced its headcount by over 25%. This headcount reduction was made as a result of the general downturn in the homebuilding industry. The reductions occurred in several stages throughout the fiscal year and across all of the Company's regions. The reductions were primarily targeted at reducing construction supervisory personnel and laborers, but also impacted sales and office personnel.

        The headcount reductions since June 2006 are reflected in the table below:

	As of June 30,
	2008	2007	2006
Executive, administrative and clerical	224	273	359
Sales personnel	177	173	273
Construction supervisory personnel and laborers	143	262	356

Total employees	544	708	988

        Subsequent to June 30, 2008, the Company's headcount has decreased by more than 10%, primarily due to additional lay-offs, which were necessary due to the continued difficult market conditions. From June 30, 2006 to August 31, 2008, the Company's headcount had decreased by over 50%.

        The Company considers its relations with its employees to be good.

Government Regulations

        The Company and its subcontractors are subject to continuing compliance requirements of various federal, state and local statutes, ordinances, rules and regulations regarding zoning, building, construction and similar matters. The intensity of development in recent years in areas in which the Company is actively developing real estate has resulted in increasingly restrictive regulation and moratoriums by governments due to density, sewer and water, ecological and similar factors. Further expansion and development may require prior approval of federal, state and local authorities and may result in delay or curtailment of development activities and costly compliance programs.

        In January 1983, the New Jersey Supreme Court rendered a decision known as the "Mount Laurel II" decision, which has the effect of requiring certain municipalities in New Jersey to provide housing for persons of low and moderate income. In order to comply with such requirements, municipalities in New Jersey may require developers, including the Company, in connection with the development of residential communities, to construct low or moderate income houses in its communities or to contribute funds or otherwise assist in the achievement of the municipalities fair share of low or moderate income housing through Regional Contribution Agreements or assessments. To satisfy these requirements, these municipalities generally require the Company to contribute funding based upon the delivery of homes in those communities. The Company contributed $175, $1,750 and $50 to municipalities in fiscal years 2008, 2007 and 2006, respectively, in order to satisfy low and moderate income housing requirements for municipalities in which the Company builds. The affordable housing contributions are expensed through cost of sales when houses are delivered. In July, 2008, legislation was passed in New Jersey that effectively ends the Regional Contribution Agreement as a means to address affordable housing requirements under the Fair Housing Act ("FHA"), the effect of which may be to construct price restricted housing on site or to contribute payments for low or moderate income housing. The Company is currently assessing what impact this new legislation will have on its New Jersey operations.

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

        On July 30, 2008, The Housing and Economic Recovery Act of 2008 (the "Act") was enacted into law. Among other things, the Act provides for a temporary first-time home buyer tax credit of up to $7.5 for purchases made through July 1, 2009, which is repayable over 15 years; reforms of Fannie Mae and Freddie Mac, including adjustments to the conforming loan limits; modernization and expansion of the Federal Housing Administration ("FHA"), including an increase to 3.5% in the minimum down payment required for FHA loans; and the elimination of down payment assistance programs for FHA loans approved after September 30, 2008. The Act is intended to help stabilize and add consumer confidence to the housing industry. The Company is evaluating the impact the Act will have on its business and future results of operations. In the short time since the Act was signed into law, the industry has not seen a noticeable increase in traffic at new-home builder communities.

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

Competition

        The homebuilding industry is highly competitive. The Company competes on the basis of its reputation, location, design, price, financing programs, quality of product and related amenities. The Company competes with local, regional and national homebuilders, some of which have greater sales, financial resources and geographical diversity than the Company. In addition to competition for homebuyers, we also compete with other homebuilders for desirable properties, raw materials and reliable, skilled labor. We also compete with individual resales of existing homes (including the growing number of foreclosed homes offered at substantially reduced prices), as well as the rental housing market. In recent months, short sales (a transaction in which the seller's mortgage lender agrees to accept a payoff of less than the balance due on the loan) and foreclosures have become a sizable portion of the existing home market.

Economic Conditions

        The Company's business is affected by general economic conditions in the United States and its related regions and particularly by the level of interest rates. The Company cannot determine whether interest rates will continue to be at levels attractive to prospective home buyers or whether mortgage and construction financing will continue to be available.

        The unfavorable market conditions in the housing industry have continued to negatively impact the Company's closings, new order activity, absorption, pricing and cancellations. Excess new and resale home inventory remains in numerous markets, which has contributed to the continued difficulties buyers face in selling their existing homes. Demand remains slow due to decreased consumer confidence in the housing market and increased economic uncertainty; increased uncertainty in the overall mortgage and mortgage insurance markets; tightened underwriting standards in the mortgage industry; increased foreclosures; and stress in the financial markets and in general consumer credit. The Company continues to observe nationwide discounting, particularly by some of the largest companies in our industry. While the actions by the Federal Reserve Bank to decrease the target Federal Funds Rate and increases in liquidity to the capital markets were both positive for the macro market, we believe that these challenges will remain in the homebuilding industry at least in the near term. Further, economic conditions will likely be weak in the near term. The Company believes that unfavorable market conditions may continue to have a negative impact on new orders, new order pricing and cancellations, thereby further reducing revenues, gross margins and net income. The Company is responding to these unfavorable market conditions by attempting to maintain absorption levels through the use of sales incentives; reevaluating its individual land holdings; reducing its land expenditures; continuing to operate with reduced housing inventory levels and emphasizing cost reductions to adjust for lower levels of production. Further decreases in demand for our homes may require the Company to further increase the use of sales incentives. The Company also continues to evaluate its owned and controlled lot positions and other assets.

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

Item 1A. Risk Factors.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

        In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the Safe Harbor provisions created by statute. Generally words such as "may", "will", "should", "could", "would", "anticipate", "expect", "intend", "estimate", "plan", "continue" and "believe" or the negative of or other variation on these and other similar expressions identify forward-looking statements. These forward-looking statements including, without limitation, statements with respect to potential liabilities relating to litigation currently pending against us, our ability to meet covenants in our loan documents, changes in market conditions, anticipated delivery of homes in backlog, expected warranty costs, future land acquisitions and the availability of sufficient capital for us to meet our operating needs, are made only as of the date of this report. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Many factors, including those listed below, could cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements:

The homebuilding industry is experiencing a severe and extended downturn that may continue for an indefinite period and may continue to adversely affect our business, results of operations and stockholders' equity.

        The homebuilding industry has experienced a significant and sustained downturn characterized by decreased demand for new homes, an oversupply of both new and resale home inventories, including foreclosed homes; aggressive price competition among homebuilders, including increased incentives for home sales and; a more restrictive mortgage lending environment. Economic conditions in the United States have also weakened recently, which puts continued pressure on consumer confidence for residential real estate. These industry and economic trends have resulted in downward pressure on our home prices, fewer home sales and increased cancellation rates. As a result, we have experienced a significant reduction in revenues and margins. These challenging market conditions are expected to continue for the foreseeable future and, in the near term, these conditions may further deteriorate. We expect that continued weakness in the homebuilding industry could further adversely affect our business, results of operations and stockholders' equity.

Deterioration in economic conditions in general could further reduce the demand for homes and, as a result, could reduce our earnings and adversely affect our financial condition.

        Changes in national and local economic conditions could have a negative impact on our business. Adverse changes in employment levels, job growth, consumer confidence and income, interest rates and population growth may further reduce demand, depress prices for our homes and cause homebuyers to cancel their agreements to purchase our homes, thereby possibly reducing earnings and adversely affecting our business and results of operations. Recent changes in these economic variables have had an adverse affect on consumer demand for, and the pricing of, our homes, causing our revenues to decline and future deterioration in economic conditions could have further adverse effects.

Recent turmoil in the credit markets and the financial services industry may reduce the demand for our homes and the availability of home mortgage financing, among other things.

        Recently, the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, it may have a material adverse effect on the Company, its ability to borrow money to finance its operations from its existing lenders under its Second Amended and Restated Credit Agreement or otherwise, and could also adversely impact the availability of financing to our customers.

Home prices and sales activities in our Pennsylvania, New Jersey, North Carolina, and Virginia markets have a significant impact on our sales and earnings because we conduct a significant portion of our business in these markets.

        We presently conduct a significant portion of our business in our Pennsylvania, New Jersey, North Carolina, and Virginia markets. Demand for new homes and home prices have recently been declining in these markets. There can be no assurance that our earnings and financial position will not be further impacted if the challenging conditions in these markets continue or worsen.

Continued high cancellation rates may negatively impact our business.

        Our backlog reflects the number and value of sold but undelivered homes. Our sales contracts typically require purchasers to make a cash deposit. Generally, under our contracts, we have the right to compel the customer to complete the purchase; however, our only effective remedy may be the retention of the deposit. In some cases, a customer may receive full or partial return of the deposit. If the current industry downturn continues, economic conditions continue to deteriorate or if mortgage financing becomes less accessible, more homebuyers may find it advantageous to cancel their contracts with us and risk forfeiting their deposit, either in full or in part, rather than complete the purchase. Significant cancellations have had, and could have in the future, a negative impact on our business and results of operations.

We currently have a significant amount of debt. To service our indebtedness and continue our operations, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

        We currently have a significant amount of debt. As of June 30, 2008, our total consolidated indebtedness was $501,851, which includes mortgage and other note obligations, subordinated notes and other notes payable. In addition, subject to the restrictions in our revolving credit facility and our trust preferred securities, we may incur significant additional indebtedness. The amount of additional debt that we can incur under these restrictions varies over time based on a number of factors, including borrowing base availability under the senior secured revolving credit facility at such time. We may also need additional funding for our operations. There is no guarantee that additional borrowings will be available to us. In the event that we are able to make additional borrowings and such borrowings materially alter our debt to capitalization ratio, it may be more difficult and expensive for us to obtain additional capital, specifically debt.

        Our ability to make payments on and refinance our indebtedness and to acquire land will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, capital markets, competitive, legislative, financial services industry conditions, regulatory and other factors that are beyond our control. We can make no assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs. Furthermore, challenging conditions in the capital markets and financial services industry has resulted in difficulty in obtaining debt financing. We may need to refinance all or a portion of our indebtedness on or before the maturity thereof or incur additional debt. Our senior secured credit facility matures on December 20, 2009. We can make no assurances that we will be able to refinance any of our indebtedness, including, but not limited to, our senior secured revolving credit facility, on commercially reasonable terms or at all.

        If we are unable to obtain sufficient financing to fund our operations or expansion, it could adversely affect our results of operations and future growth. Our significant level of debt and challenging industry conditions for financial institutions could make it more difficult for us to obtain additional debt financing in the future. We may be unable to obtain additional financing on satisfactory terms or at all. If the market continues to deteriorate, we may default under the financial covenants in our senior secured revolving credit facility and, if we default on such financial covenants, we may be unable to obtain amendments to, or waivers under, our senior secured revolving credit facility. If we raise additional funds by incurring additional debt, we will incur increased debt service costs and may become subject to more restrictive financial and other covenants which could limit our ability to operate our business as we desire. In addition, increases in interest rates can make it more difficult and expensive for us to obtain the funds we need to operate our business.

The financing agreements governing our debt contain various covenants that limit our discretion in the operation of our business and could lead to acceleration of debt.

        Our senior secured revolving credit facility contains financial and other restrictive covenants and requirements that limit our ability to engage in certain activities. For example, under our senior secured revolving credit facility we are subject to covenants requiring us to maintain a minimum consolidated tangible net worth; minimum liquidity; minimum cash flow from operations ratios; minimum unrestricted cash held for more than five business days; and limitations on certain land acquisition and joint venture investment; and a prohibition on dividends. In addition, there are various financial covenants with respect to the value of land in certain stages of development that we may own. The agreements and instruments governing our other debt, such as our trust preferred securities, also contain other covenants and requirements. Failure to comply with any of the covenants or requirements in our existing or future financing agreements or instruments could result in an event of default under those agreements or instruments. Our senior secured revolving credit facility also contains a cross-default provision so that a default under the agreements or instruments governing our other debt could cause a default under our senior secured revolving credit facility. Further, a default under our senior secured revolving credit facility could prevent us from making payments required by our trust preferred securities. If not cured, a payment default or other event of default could result in the acceleration of all or most of our debt and permit lenders to foreclose upon any collateral securing that debt. In addition, lenders may be able to terminate any commitments they made to supply us with further funds. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. The limitations imposed by our financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing.

        Our second amended and restated secured revolving credit facility also generally requires that all real property sales by Borrowers and Guarantor be conducted through a title company with the proceeds of sale going directly to the agent under the credit facility to immediately reduce advances under the facility. As this process will generally preclude us from having direct access to revenues generated from our operations, we will be required to make frequent draws under our credit facility. If there is any interruption in our ability to make draws under our credit facility, even if temporary or only partial and notwithstanding our intention to hold significant cash working capital reserves to the extent our credit facility permits such amounts and subject to borrowing base availability, our ability to operate our business could be materially and adversely impacted.

        In the past two fiscal years, we have amended our senior secured revolving credit facility several times and have also received a waiver and an extension of such waiver prior to the completion of the most recent amendment. Were it not for these amendments and the waiver, we would not have been able to comply with the covenants contained in the senior secured revolving credit facility. We can make no assurances that we will be able to comply with our covenants in the future or will be able to obtain future amendments or waivers of the covenants in our financing agreements and instruments, if necessary, upon acceptable terms or at all. Furthermore, future amendments or waivers are likely to place future restrictions on our ability to engage in certain activities, as well as increase the cost of our financing.

The anticipated reappraisal of a material amount of assets in our borrowing base could decrease our liquidity and materially and adversely impact our operations.

        Under our second amended and restated credit agreement, we agreed to allow the lenders to conduct future appraisals on a fair market value basis on all projects with a GAAP cost of at least $4,000 to be phased in generally over the next three fiscal quarters, but excluding the projects already recently appraised. In the event that the reappraisals result in a determination that a material amount of the assets in our borrowing base have a value lower than the cost and the existing appraised values, the net availability under the credit facility could be materially reduced from existing or anticipated levels. Such a reduction in net availability could require us to repay a portion of the amounts outstanding under our credit facility or otherwise have a material adverse effect on our ability to fund our continuing operations, which could have a material adverse affect on the Company's financial position, results of operations and cash flows.

Increases in interest rates, tightening of lending standards and decreases, limitations or restrictions in the availability of mortgage financing and other economic factors outside our control, such as consumer confidence and declines in employment levels could lead to fewer home sales, which could adversely affect our total earned revenues and earnings.

        The large majority of our customers finance their purchases through mortgage financing obtained through us or other sources and our business and earnings, therefore, depend on the ability of our customers to obtain mortgages for their home purchases. The United States residential mortgage market is experiencing significant disruption. Mortgage interest rates have recently experienced significant volatility and contributed to the challenging market conditions faced by us and the housing industry. In addition, as a result of increased default rates and other factors, the willingness of many lenders to make home mortgage loans has decreased and lenders have tightened their lending standards. Deterioration in credit quality among subprime and other nonconforming loans has caused lenders to eliminate such loans. The volatility in interest rates, the decrease in the willingness of lenders to make home mortgage loans, the tightening of lending standards and the availability of fewer loan products have made it more difficult for some potential buyers to finance the purchase of our homes. Potential buyers may not be able to obtain acceptable financing to purchase our homes, leading to further declines in the market for our homes. In particular, because the availability of mortgage financing is an important factor in marketing many of our homes, any limitations or restrictions on the availability of mortgage financing or increases in mortgage interest rates could reduce our home sales, the lending volume at our mortgage brokerage subsidiary and our total earned revenues, earnings and future backlog. Even if our potential customers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. Any limitations or restrictions on the availability of mortgage financing, further interest rate increases or limits on the deductibility of home mortgages could adversely affect our sales, which would reduce our revenues.

        The Housing and Economic Recovery Act of 2008 includes a provision that eliminates, effective October 1, 2008, seller-financed down payment assistance programs for Federal Housing Administration loans. Although not material to the Company on a direct basis, seller-financed down payment assistance programs were important to some of our competitors in certain markets. The elimination of such seller financed down payment assistance programs could lead to increased cancellations and lower orders for our competitors. Such actions could result in further national discounting by our competitors, which could result in lower demand for our homes and put competitive pressure on us to further reduce our home prices thereby affecting our revenues and margins.

        We also believe that the availability of mortgage financing provided by Fannie Mae, Freddie Mac, the Federal Housing Administration or the Veteran's Administration is an important factor in marketing many of our homes. Any limitations or restrictions on the availability of those types of financing could reduce our sales.

We are subject to substantial risks with respect to the land and home inventories we maintain and fluctuations in market conditions may affect our ability to sell our land and home inventories at expected prices, if at all, which could reduce our total earned revenues and earnings.

        As a homebuilder, we must constantly locate and acquire new tracts of land for development and developed homesites to support our homebuilding operations. There is a lag between the time we acquire land for development or developed homesites and the time that we can bring the communities built on the acquired land to market and deliver homes. As a result, we face the risk that demand for housing may decline during this period (as has occurred in the industry since 2006) and that we will not be able to dispose of developed properties or undeveloped land or homesites acquired for development at expected prices or within anticipated time frames or at all. The market value of home inventories, undeveloped land and developed homesites can fluctuate significantly because of changing market conditions. In addition, inventory carrying costs (including interest on funds used to acquire land or build homes) can be significant and can adversely affect our performance. Because of these factors, we may be forced to sell homes, land or lots at a loss or for prices that generate lower profit than we anticipate. As we did during the fiscal years ended June 30, 2008 and June 30, 2007, we may also be required to make material write-downs of the book value of our real estate assets in accordance with generally accepted accounting principles.

Deterioration of market conditions in the homebuilding industry and customer demand could adversely affect our land inventory and property market values.

        During the year ended June 30, 2008, we decided not to pursue development of certain parcels of land on which we had option agreements and the acquisition of certain lots on which we had options resulting in write-offs of land deposits and pre-acquisition costs. In addition, we recorded significant impairments to residential properties completed or under construction and land held for development or sale and improvements. The impairments were primarily due to a slower than anticipated pace of new orders and increases in sales incentives required to generate new home orders, as well as certain land sales completed primarily in December 2007. These write-offs and impairments adversely affected our results of operations during the year ended June 30, 2008. If market conditions in the homebuilding industry or customer demand continue to deteriorate or do not improve in future periods, we may decide not to pursue development of additional parcels of land or the acquisition of additional lots on which we have option agreements, and the value of existing land holdings and residential properties may continue to decline. This would lead to further write-offs of deposits and pre-acquisition costs and impairments to residential properties and land held for development or sale and improvements.

        In addition, over the past year we have sold many land assets of the Company, resulting in the exit of the Company from Palm Bay and Palm Coast, Florida and Arizona markets and reduced positions in the Orlando, Florida and Chicago, Illinois markets. If the market conditions in the homebuilding industry continue to deteriorate or do not improve in future periods, we may need to sell additional land assets in these or other markets, depleting the number of home lots available to us, which could adversely affect an ability to build new homes, thus affecting our sales and reducing our future revenues from the sale of homes.

The market value of our inventory could drop significantly, which may require further write-downs to the carrying value of our real estate held for development and sale to its estimated fair value, which would negatively impact our results of operations and financial condition.

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

  •
  cause us to increase incentives to potential homebuyers which could reduce our profit margins;

  •
  make it difficult for us to acquire suitable land or homesites at acceptable prices and terms which could adversely affect our ability to build homes;

  •
  require us to increase incentives and selling commissions which could reduce our profit margins;

  •
  result in delays in construction if we experience a delay in procuring materials or hiring trades people or laborers;

  •
  result in lower sales volume and total earned revenues; and

  •
  increase our costs and reduce our earnings.

        We also compete with resales of existing homes (including the growing number of foreclosed homes offered at substantially reduced prices), available rental housing and, to a lesser extent, condominium resales. An oversupply of competitively priced resale or rental homes in the markets in which we operate could adversely affect our ability to sell homes profitably.

        Due to our significant debt levels, challenging conditions in the capital markets and financial services industry, we may not have the capital resources in the near term to acquire land that opportunistically becomes available from financial institutions through foreclosures or from troubled homebuilders. Some of our competitors may be in better position to take advantage of such favorable acquisition opportunities that should likely become available in the future.

We may be unable to obtain suitable bonding for the development of our communities.

        We provide bonds to governmental authorities and others to ensure the completion of our projects. If we are unable to provide required surety bonds for our projects, our business operations and revenues could be adversely affected. As a result of the recent deterioration in market conditions, the availability of surety bonds has significantly decreased. In addition, surety bond providers could refuse to provide surety bonds in the future or they could require credit enhancements in order to maintain existing bonds or to issue new bonds. As a result, we may be unable to maintain existing surety bonds or obtain new surety bonds on acceptable terms or at all. If we are unable to obtain required bonds in the future, or are required to provide credit enhancements with respect to our current or future bonds, our liquidity could be negatively impacted.

We may not be able to acquire suitable land at reasonable prices, which could result in cost increases we are unable to recover and reduce our total earned revenues and earnings.

        Our ability to continue our homebuilding activities over the long-term depends upon our ability to locate and acquire suitable parcels of land or developed homesites to support our homebuilding operations. The cost of acquiring suitable land may rise and the availability of suitable parcels at acceptable prices may decline. In addition, due to our significant debt levels, other homebuilders with more readily available capital resources may be in a better position to take advantage of favorable acquisition opportunities that could arrive in the future. If we are unable to acquire suitable land or developed homesites at reasonable prices, it could limit our ability to develop new communities or result in increased land costs that we may not be able to pass through to our customers. Consequently, this competition could reduce the number of homes we sell or our profit margins and lead to a decrease in our total earned revenues and earnings.

We are subject to construction defect, product liability and warranty claims arising in the ordinary course of business that could adversely affect our results of operations.

        As a homebuilder, we are subject in the ordinary course of our business to construction defect, product liability and home warranty claims. We generally provide our homebuyers with a one to two year limited warranty covering workmanship and materials and a ten year limited warranty covering major structural defects. Claims arising under these warranties and construction defect and general product liability claims are common in the homebuilding industry and can be costly. Although we maintain construction defect and product liability insurance, the coverage offered by, and availability of, this insurance is currently limited and, where coverage is available, it may be costly. As a result of increasing insurance costs and an analysis of our claims history, we self-insure the first $2,000 of each construction defect and product liability claim. Our product liability insurance and homebuilder protective policies contain limitations with respect to coverage, and these insurance rights may not be adequate to cover all construction defect, product liability and warranty claims for which we may be liable. In the future, coverage could be further restricted and become more costly. In addition, although we generally seek to require our subcontractors and design professionals to indemnify us for liabilities arising from their work, we may be unable to enforce any such contractual indemnities. Uninsured and unindemnified construction defect, product liability and warranty claims, as well as the cost of product liability insurance and our homebuilder protective policy, could adversely affect our results of operations and profitability.

We may be subject to mold litigation and mold claims arising in the ordinary course of business for which we have no insurance that could adversely affect our results of operations.

        Lawsuits have been filed against homebuilders, including us, and insurers asserting claims of property damage and personal injury caused by the presence of mold in homes. Some of these lawsuits have resulted in substantial monetary judgments or settlements against homebuilders and their insurers. Our insurance carriers have excluded coverage for claims arising from the presence of mold and we have not set aside any funds to pay for potential damages relating to mold claims. Uninsured mold liability and claims against us could adversely affect our results of operations and profitability.

We may be subject to environmental liabilities that could adversely affect our results of operations or the value of our properties.

        Our operations are subject to a variety of environmental laws and regulations including those relating to discharges to air and water, storage and disposal of waste, disturbance of wetlands and clean up of contaminated soil or groundwater. In addition, development and sale of real property creates a potential for environmental liability on our part as owner and developer, for our own acts as well as the acts of prior owners or operators. If we fail to comply with environmental requirements or regulated materials are discovered on, under or emanating from any of our current or former properties, we may be held liable for costs and liabilities relating to those materials. In addition, environmental hazards on parcels of land adjacent to any of our properties could also negatively impact the value of our properties or result in liabilities. Should a substantial environmental hazard be found on any of our properties or adjacent properties, our results of operations and the value of the contaminated property could be adversely affected. New requirements or more stringent enforcement of existing laws or regulations could also result in increased costs.

We depend upon the continued services of certain members of our senior management team and the loss of their services could harm our business.

        Our future success and ability to implement our current business plan depends, in part, on the continuing services of our senior management team, led by our Chairman and Chief Executive Officer, Jeffrey P. Orleans. Members of our senior management team possess industry, sales, marketing, financial and managerial knowledge, experience and skills that are critical to the operation of our business and may be difficult to replace. If we lose or suffer an extended interruption in the services of one or more members of our senior management team, our financial condition and operating results may be adversely affected. In November 2007, the Company announced that its President and Chief Operating Officer, Mr. Michael T. Vesey, had taken a leave of absence related to an existing medical condition. Mr. Vesey resumed his responsibilities as President and Chief Operating Officer of the Company in February 2008, though his medical condition persists. While the Company believes that Mr. Vesey's responsibilities were carried out effectively by existing management during his absence, in the event of an extended interruption of Mr. Vesey's services in the future, or in the event of an extended interruption in the services of any other member of our senior management team, no assurance can be given that the Company's senior management would be able to carry out the duties and responsibilities of the absent executive without an adverse affect on future operations. Furthermore, the market for qualified individuals is also highly competitive and we may not be able to attract and retain qualified personnel to replace members of our senior management team if needed.

Shortages of materials and increases in the price of materials can harm our business by delaying construction, increasing costs, or both.

        We and the homebuilding industry from time to time have experienced significant difficulties with respect to:

  •
  shortages of materials;

  •
  increases in the cost of certain materials, such as asphalt, siding, roofing, lumber, drywall and cement, which are significant components of home construction costs; and

  •
  shortages of qualified trades people and other labor.

        These difficulties have in the past and likely will in the future cause unexpected short-term increases in construction costs and cause construction delays for us. We will not be able to recover unexpected increases in construction costs by raising our home prices because, typically, the price of each home is established at the time a customer executes a home sale contract. Furthermore, sustained increases in construction costs may, over time, erode our profit margins. We have historically been able to offset sustained increases in construction costs with increases in the prices of our homes and through operating efficiencies. However, the current homebuilding industry market conditions require that we reduce the prices of our homes. As a result, the effect of construction cost increases and reductions in home prices have been to significantly reduce the margins on the homes we sell. This makes it more difficult for us to recover the full cost of previously purchased land and construction costs, and has contributed to the significant reductions in the value of our inventory. Continued increased pricing competition may further restrict our ability to pass on any additional potential cost increases, and we may not be able to achieve sufficient operating efficiencies to maintain our current profit margins.

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

        We are subject to extensive and complex laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, elevation of properties, water and waste disposal, affordable housing and use of open spaces. In addition, our subcontractors and we are subject to laws and regulations relating to worker health and safety. We also are subject to a variety of local, state and federal laws and regulations concerning the protection of health and the environment. In some of the markets in which we operate, we are required to pay environmental impact fees, use energy saving construction materials and give commitments to provide certain infrastructure such as roads and sewage systems. We must also obtain permits and approvals from local authorities to complete residential development or home construction. The laws and regulations under which our subcontractors and we operate, and their and our obligations to comply with them, may result in delays in construction and development, cause us to incur substantial compliance and other increased costs, and prohibit or severely restrict development and homebuilding activity in areas in which we operate. If we are unable to continue to develop communities and build and deliver homes as a result of these restrictions or if our compliance costs increase substantially, our total earned revenues and earnings may be reduced.

States, cities and counties in which we operate have adopted, or may adopt, slow or no growth initiatives which would reduce our ability to build and sell homes in these areas and could adversely affect our total earned revenues and earnings.

        Several states, cities and counties in which we operate have approved, and others in which we operate may approve, various "slow growth" or "no growth" initiatives and other ballot measures that could reduce the amount of land and building opportunities within those localities. This could lead us to sell fewer homes and reduce our earnings. Approval of slow or no growth measures would reduce our ability to acquire land and to build and sell homes in the affected markets and create additional costs and administration requirements, which in turn could have an adverse effect on our total earned revenues and earnings.

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

        A principal component of our business strategy is to continue to grow profitably, including, when appropriate, by acquiring other homebuilders. We may not be successful in implementing our acquisition strategy, and growth may not continue at historical levels or at all. When acquiring another company, we may have difficulty assimilating the operations of acquired businesses, incur unanticipated liabilities or expenses, and our management's attention may be diverted from our current business. The acquisition of other companies may also result in our entering markets in which we have limited or no experience. The failure to identify or complete business acquisitions, or successfully integrate the businesses we acquire, could adversely affect our results of operations and future growth. In addition, our acquisitions may not be as profitable as we anticipate or could even produce losses.

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

        Jeffrey P. Orleans, our Chairman and Chief Executive Officer, as of June 30, 2008, beneficially owned approximately 60% of the voting power of our common stock. As a result, Mr. Orleans has the ability to control the outcome of virtually all corporate actions, including the election of all directors, the approval of any merger, the commencement of bankruptcy proceedings and other significant corporate actions. His interest in exercising control over our business may conflict with the interests of other shareholders. This voting power might also discourage someone from acquiring us or from making a significant equity investment in us, even if we need the investment to meet our obligations and to operate our business.

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

        Acts of war, any outbreak or escalation of hostilities between the United States and any foreign power, including the armed conflicts in Iraq and Afghanistan, or acts of terrorism, may cause disruption to the economy, our company, our employees and our customers, which could reduce demand for our homes and adversely impact our total earned revenues and earnings.

We may not be able to utilize all of our deferred tax assets.

        During the year ended June 30, 2008, we established a deferred tax asset valuation allowance of $53,642. Our deferred tax assets consist primarily of inventory valuation adjustments, net operating loss carryforwards, goodwill impairments, and reserves and accruals that are not currently deductible for tax purposes offset in part by capitalized interest. Some or all of these deferred tax assets could expire unused if we are unable to generate taxable income in the future sufficient to utilize them or we enter into transactions that limit our right to use them. If a material portion of our deferred tax assets expire unused, it could have a material negative impact on our financial position or results of operations, which could have a material adverse affect on the Company's financial position, results of operations and cash flows.

Item 1B. Unresolved Staff Comments

        There are no matters required to be reported hereunder.

Item 2. Properties.

        The Company leases office space for its corporate headquarters at 3333 Street Road, Bensalem, Pennsylvania 19020, consisting of approximately 30,000 square feet. The Company also leases additional office space in each region for certain centralized support services related to the operations in those regions, as well as model homes in some of our communities.

        Listed below is certain information with respect to the leased properties housing regional headquarters and support services:

Location	Region	Square Feet	Use of Facility
Bensalem, PA	Northern	30,000	Corporate and Northern regional headquarters
Charlotte, NC	Southern	16,300	Centralized support services, design center
Richmond, VA	Southern	12,800	Southern & Florida regional headquarters, centralized support services, design center
Cary, NC	Southern	11,300	Centralized support services, design center
Orange City, FL	Florida	10,600	Centralized support services
Schaumburg, IL	Midwest	8,800	Midwestern regional headquarters
Mt. Laurel, NJ	Northern	8,000	Centralized support services, property management
Bensalem, PA	Northern	6,400	Design center
Greensboro, NC	Southern	2,000	Centralized support services
Tidewater, VA	Southern	1,000	Centralized support services

Item 3. Legal Proceedings.

        The Company is not currently subject to any material legal proceedings. From time to time, however, the Company is named as a defendant in legal actions arising from its normal business activities. Although the Company cannot accurately predict the amount of liability, if any, that could arise with respect to legal actions currently pending against it, in its opinion, any such liability will not have a material adverse effect on the financial position, or results of our operations.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

 PART II

Item 5. Market for Registrant's Common Stock Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        The principal market on which the Company's Common Stock is traded is the American Stock Exchange, Inc. (Symbol: OHB). The number of common stockholders of record of the Company as of September 10, 2008 was 143. Additional holders of the Company's common stock are "street name" or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

        The following table sets forth, for the periods indicated, the high and low sales prices for our Common Stock as reported by the American Stock Exchange. These prices represent actual transactions, but do not reflect adjustment for retail markups, markdowns or commissions.

	Years Ended June 30,
	2008		2007
Fiscal Quarter	High	Low	High	Low
First Quarter	$8.80	$5.02	$16.41	$11.15
Second Quarter	7.50	3.44	18.80	11.12
Third Quarter	6.65	2.93	18.37	8.85
Fourth Quarter	6.33	3.40	9.32	7.49

        For the fiscal years ended June 30, 2008 and 2007, we declared dividends per share as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2008	$0.02	$0.02	$0.02	$0.02
2007	$0.02	$0.02	$0.02	$0.00

        The Company does not anticipate paying dividends in fiscal year 2009 as it is prohibited under the terms of the Second Amended Credit Agreement signed on September 30, 2008.

        In September 2005, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The repurchases, which represents approximately 5% of the Company's 18,839,141 shares of common stock currently outstanding, may be made from time to time through open market purchases or privately negotiated transactions at the Company's discretion and in accordance with the rules of the Securities and Exchange Commission. The Company repurchased no shares of common stock during the fourth quarter of 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1 - 30, 2008	—	—	—	785,461
May 1 - 31, 2008	—	—	—	785,461
June 1 - 30, 2008	—	—	—	785,461

        Under the terms and conditions of the fourth amendment to the Company's revolving credit facility, which was effective as of June 30, 2007, the Company is no longer permitted to repurchase shares of the Company's stock pursuant to this or any other repurchase plan. The Company has not repurchased any shares of its common stock since June 2006.

Performance Graph

        The following graph compares the cumulative 5-year total return to shareholders of Orleans Homebuilders, Inc.'s common stock relative to the cumulate total returns of the AMEX Composite Index and the S&P Homebuilding Index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our commons stock and in each of the indexes on June 30, 2003 and its relative performance is tracked through June 30, 2008. Historic price is not indicative of future stock price performance.

        This performance graph shall not be deemed to be "soliciting material" or to be "filed" under either the Securities Act of 1933, as amended or the Securities Act of 1934, as amended.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Orleans Homebuilders, Inc., The AMEX Composite Index
And The S&P Homebuilding Index

  $100 invested on 6/30/03 in stock or index-including reinvestment of dividends.
  Fiscal year ending June 30.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides certain information with respect to all of the Company's equity compensation plans in effect as of June 30, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	752,500	$9.01	1,277,500
Equity compensation plans not approved by security holders	—	—	—

Total	752,500		1,277,500

 Item 6. Selected Financial Data.

        The following table sets forth the Company's selected historical consolidated financial data as of and for each of the last five fiscal years ended June 30. The financial data has been derived from the Company's Audited Consolidated Financial Statements and related notes. This data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this annual report.

	Fiscal year ended June 30,
	2008(1)	2007(2)	2006(3)	2005(4)	2004(5)
Statement of earnings data:
Total earned revenue:
Residential properties	$562,183	$647,316	$975,483	$911,004	$540,745
Land sales	11,432	25,170	2,034	474	787
Other income	9,667	10,047	9,675	7,752	5,726

Total earned revenues	583,282	682,533	987,192	919,230	547,258

Costs and expenses:
Residential properties	553,600	613,954	761,270	727,006	416,967
Land sales	47,682	26,022	1,685	467	907
Other	7,477	6,571	6,655	4,971	3,962
Selling, general and administrative	96,430	114,527	113,673	95,701	62,364
Impairment of goodwill	—	16,334	—	—	—
Interest, net of amount capitalized	741	—	—	102	336

Total costs and expenses	705,930	777,408	883,283	828,247	484,536

(Loss) income from continuing operations before income taxes	(122,648)	(94,875)	103,909	90,983	62,722
Income tax (benefit) provision	(976)	(37,458)	40,547	35,399	24,643

(Loss) income from continuing operations	(121,672)	(57,417)	63,362	55,584	38,079
Discontinued operations:
(Loss) income from discontinued operations, net of taxes	(21,741)	(9,433)	(321)	—	—

Net (loss) income	$(143,413)	$(66,850)	$63,041	$55,584	$38,079
Preferred Dividends	—	—	—	—	104

Net (loss) income available for common shareholders	$(143,413)	$(66,850)	$63,041	$55,584	$37,975

Basic (loss) earnings per share
Continuing operations	$(6.60)	$(3.11)	$3.43	$3.09	$2.57
Discontinued operations	$(1.18)	$(0.51)	$(0.02)	$—	$—

Basic (loss) earnings per share	$(7.78)	$(3.62)	$3.41	$3.09	$2.57
Diluted (loss) earnings per share
Continuing operations	$(6.60)	$(3.11)	$3.37	$2.96	$2.20
Discontinued operations	$(1.18)	$(0.51)	$(0.02)	$—	$—

Diluted (loss) earnings per share	$(7.78)	$(3.62)	$3.35	$2.96	$2.20
Weighted average common shares outstanding
Basic	18,428	18,458	18,483	17,978	14,784

Diluted	18,428	18,458	18,824	18,809	17,336

Dividends per share	$0.08	$0.06	$0.08	$0.04	$—

Supplemental operating data:
Homes delivered (homes)	1,262	1,487	2,303	2,507	1,753
Average price per home delivered	$445	$435	$424	$363	$308
New sales contracts, net of cancellations (homes)	1,139	1,381	1,612	2,256	1,822
Backlog at end of period (homes)	486	609	715	1,406	1,119
Backlog at end of period, contract value	$238,309	$317,913	$334,676	$553,237	$390,827

	As of June 30,
	2008	2007	2006	2005	2004
Balance sheet data:
Residential properties	$193,257	$228,146	$272,068	$190,855	$140,401
Land and improvements	359,555	511,872	544,574	398,290	161,265
Inventory not owned—VIE	13,050	47,214	117,073	88,252	88,995
Inventory not owned—other financial interests	12,171	—	—	—	—
Land deposits and costs of future developments	10,380	13,102	26,862	27,408	23,356
Total assets	716,112	910,944	1,060,503	861,540	486,602
Obligations related to inventory not owned—VIE	10,875	38,914	103,636	79,585	81,992
Obligations related to inventory not owned—other financial interests	12,071	—	—	—	—
Mortgage obligations secured by real estate	396,133	469,123	422,608	399,030	128,773
Subordinated notes	105,000	105,000	105,000	—	—
Other notes payable	718	787	5,885	9,400	4,018
Shareholders' equity	82,501	224,534	291,942	231,956	174,905

(1)
Continuing operations includes inventory impairment charges of $95,475, write-offs of abandoned projects and other pre-acquisition costs of $8,760 and the statement of operation impact of the establishment of a deferred tax asset valuation allowance in the amount of $53,642. Discontinued operations include inventory impairment charges of $20,706.

(2)
Continuing operations includes inventory impairment charges of $62,787 and write-offs of abandoned projects and other pre-acquisition costs of $19,597. Discontinued operations include inventory impairment charges of $13,733 and write-offs of abandoned projects and other pre-acquisition costs of $67.

(3)
Continuing operations includes inventory impairment charges of $1,877 and write-offs of abandoned projects and other pre-acquisition costs of $4,512.

(4)
Includes the operations of Realen Homes for the period subsequent to the July 28, 2004 acquisition date through June 30, 2005.

(5)
Includes the operations of Masterpiece Homes for the period subsequent to the July 28, 2003 acquisition date through June 30, 2004.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company primarily develops, builds and markets high quality single-family homes, townhouses and condominiums. As of June 30, 2008, the Company operated in four regions in the following 11 markets:

        Northern region:

    •
    Southeastern Pennsylvania;
    •
    Central New Jersey;
    •
    Southern New Jersey; and
    •
    Orange County, New York

        Southern region:

    •
    Charlotte, North Carolina (including adjacent counties in South Carolina);
    •
    Richmond, Virginia;
    •
    Raleigh, North Carolina;
    •
    Greensboro, North Carolina; and
    •
    Tidewater, Virginia

        Midwestern region:

    •
    Chicago, Illinois

        Florida region:

    •
    Orlando, Florida

        The Company has been in operation for approximately 90 years, starting out in the Philadelphia and New Jersey markets. We entered the North Carolina and Virginia markets in fiscal year 2001 through our acquisition of Parker & Lancaster Corporation, a privately-held residential homebuilder. The Company entered the Orlando, Florida market on July 28, 2003, through its acquisition of Masterpiece Homes, Inc. ("Masterpiece Homes"), a privately-held residential homebuilder. On July 28, 2004, we entered the Chicago, Illinois market through the acquisition of Realen Homes, L.P. ("Realen Homes"), an established privately-held homebuilder with operations in Chicago, Illinois and southeastern Pennsylvania. On December 23, 2004, the Company acquired, through a wholly-owned subsidiary, certain real estate assets from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which, at the time we acquired the assets, were wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, "Peachtree Residential Properties"). In December 2005, we entered the Phoenix, Arizona market as a start-up operation via the purchase of an undeveloped parcel of land. On December 31, 2007, the Company committed to exiting its Arizona market and, in connection with this decision, on that date we disposed of our entire land position and related work-in-process homes in Arizona, which constituted substantially all of our assets in the western region. The Consolidated Financial Statements have been reclassified for all prior periods presented to reflect this business as a discontinued operation (see Note 2—Discontinued Operations). We believe that we are one of the 50 largest homebuilders in the United States and are one of the top ten homebuilders in both the Philadelphia, Pennsylvania and Richmond, Virginia markets.

        During the second half of fiscal year 2006, all of fiscal years 2007 and 2008 as well as subsequent to the fiscal year end, the Company faced several challenges relating to unfavorable market conditions in the housing industry, including (a) increased new and resale home inventory levels (including the growing number of foreclosed homes offered at substantially reduced prices); (b) decreased homebuyer demand due to lower consumer confidence in the overall housing market; (c) increased uncertainty in the overall mortgage market; and (d) increased mortgage underwriting standards. The decrease in homebuyer demand as a result of lower consumer confidence can be attributed to concerns of prospective buyers of new homes about the direction of home prices, which has increased general homebuyer uncertainty regarding whether it is the right time to buy a home. The uncertainty in the mortgage market is partially the result of concerns regarding the sub-prime mortgage market, which has experienced rising delinquencies and defaults by borrowers as they experience financial difficulties due to rising interest rates. This credit deterioration has led to the bankruptcies of major sub-prime mortgage lenders, reduced general availability of mortgage financing and the tightening of lending standards. While the Company has minimal exposure to the sub-prime markets, these factors may make it more difficult for our potential customers to sell their existing homes. These market challenges are evidenced by the overall reduction in new orders for the fiscal year ended June 30, 2008 as compared to the fiscal year ended June 30, 2007. New orders decreased $147,974, or 23.5%, which represents 242 homes.

        As a result of these and other challenges, the Company recorded inventory impairments and write-offs of abandoned projects and other pre-acquisition costs. In addition to these charges, the Company continued to reduce headcount in all of its regions and take other steps to control increasing costs. The Company continues to respond to the uncertainties noted above by increasing sales incentives and offering limited time promotions with the objective of improving new orders and reducing home inventory levels.

        Similarly, the Company assesses whether goodwill is impaired. This assessment is based on the estimated future cash flows. Actual results could differ from such estimates which could result in the determination that the goodwill is no longer recoverable.

        During the fiscal year ended June 30, 2008, a valuation allowance was established in the amount of $53,642 for the deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. Statement of Financial Accounting Standards ("SFAS") No. 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. SFAS No. 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.

        During the fourth quarter of fiscal year 2008, the Company recognized additional impairment charges of $2,825 reflecting the impact of cumulative out of period adjustments. This error was related to impairments taken on the Company's residential properties and had the effect of increasing residential property expenses and reducing net income by $2,825. The Company concluded that this adjustment is not material to the consolidated financial statements for any prior period nor to the fourth quarter of fiscal year 2008.

Results of Operations

        The tables included in "Item 1—Business" summarize the Company's revenues, new orders and backlog data for fiscal year 2008 with comparable data for fiscal years 2007 and 2006. The Company classifies a sales contract as a new order for backlog purposes at the time a homebuyer executes a contract to purchase a home from the Company.

Fiscal Year 2008 Compared to Fiscal Year 2007

Orders and Backlog

        New orders for the fiscal year ended June 30, 2008 decreased $147,974, or 23.5%, to $482,579 on 1,139 homes, compared to $630,553 on 1,381 homes for the fiscal year ended June 30, 2007. The average price per home of net new orders decreased by approximately 7.2% to $424 for the fiscal year ended June 30, 2008 compared to $457 for the fiscal year ended June 30, 2007, primarily due to the unfavorable market conditions. Increases in the availability of both new and existing homes, including the increased number of homes in foreclosure has contributed to the decline in the average price of new and existing homes, including homes sold by the Company. Approximately 83% of the Company's net new order activity during the past two fiscal years occurred in the northern and southern regions, while the Midwest and Florida region accounted for approximately 12% and 5% of the new order activity, respectively.

        The decrease in the Company's net new orders during the fiscal year ended June 30, 2008, compared to the fiscal year ended June 30, 2007, primarily was attributable to the continued unfavorable market conditions in the housing industry, as noted above.

        The backlog at June 30, 2008 decreased $79,604, or 25.0%, to $238,309 on 486 homes compared to the backlog at June 30, 2007 of $317,913 on 609 homes. At June 30, 2008, nearly 90% of the Company's backlog related to the northern and southern regions compared with nearly 87% for those regions at June 30, 2007. The average price per home included in the Company's backlog decreased 6.1% to $490 at June 30, 2008 compared to $522 at June 30, 2007. The decrease in the average price per home included in the Company's backlog is primarily attributable to increases in sales incentives offered by the Company in response to the difficult market conditions.

        The Company experienced cancellation rates of approximately 26% and 23%, respectively for the fiscal years ended June 30, 2008 and 2007. Substantially all of the orders in sales backlog as of June 30, 2008 are scheduled to close during fiscal year 2009.

Northern Region:

        New orders for the fiscal year ended June 30, 2008 decreased $55,135 to $196,217, or 21.9%, on 441 homes, compared to $251,352 on 490 homes for the fiscal year ended June 30, 2007. The decrease in new orders is primarily attributable to unfavorable market conditions noted above. The average price per home of new orders decreased by 13.3% to $445 for the fiscal year ended June 30, 2008 compared to $513 for the fiscal year ended June 30, 2007. The decrease in the average price per home of new orders is primarily the result of the increased sales incentives noted above.

        The Company had 31 active selling communities in the northern region as of June 30, 2008 compared to 34 active selling communities at June 30, 2007.

Southern Region:

        New orders for the fiscal year ended June 30, 2008 decreased $41,295 to $216,945, or 16.0%, on 487 homes compared to $258,240 on 520 homes for the fiscal year ended June 30, 2007. The decrease in new orders was mainly attributable to the downturn in the housing market. The average price per home of new orders decreased 10.3% to $445 for the fiscal year ended June 30, 2008 compared to $497 for the fiscal year ended June 30, 2007. The decrease in the average price per home of new orders is primarily the result of the increased sales incentives noted above.

        The Company had 49 active selling communities in the southern region as of June 30, 2008 compared to 50 active selling communities at June 30, 2007.

Midwestern Region:

        New orders for the fiscal year ended June 30, 2008 decreased $30,246 to $52,157, or 36.7%, on 135 homes compared to $82,403 on 182 homes for the fiscal year ended June 30, 2007. The decrease in new orders was primarily the result of decreased homebuyer demand due to lower consumer confidence in the overall housing market. The Company has continued to respond to this decreased homebuyer demand by increasing sales incentives. The average price per home of new orders decreased by 14.7% to $386 for the fiscal year ended June 30, 2008 compared to $453 for the fiscal year ended June 30, 2007.

        The Company had eight active selling communities in the midwestern region as of both June 30, 2008 and June 30, 2007.

Florida Region:

        New orders for the fiscal year ended June 30, 2008 decreased $21,298 to $17,260, or 55.2%, on 76 homes, compared to $38,558 on 189 homes for the fiscal year ended June 30, 2007. The decrease in new orders for the fiscal year is primarily the result of the continued deterioration of market conditions in this region. New orders were also negatively impacted by our exit from the Palm Bay and Palm Coast markets. The average price per home of new orders increased by 11.3% to $227 for the fiscal year ended June 30, 2008 compared to $204 for the fiscal year ended June 30, 2007. The increase in the average price per home of new orders was primarily a result of our exit from the Palm Bay and Palm Coast markets and our focus on the more expensive Orlando market.

        The Company had three active selling communities in the Florida region as of June 30, 2008, compared to six active selling communities as of June 30, 2007.

Total Earned Revenues

        Total earned revenues, which includes residential revenue, land sale revenue and other income, for the fiscal year ended June 30, 2008 decreased $99,251 to $583,282, or 14.5%, compared to $682,533 for the fiscal year ended June 30, 2007.

Residential Revenue

        Residential revenue earned from the sale of residential homes included 1,262 homes totaling $562,183 during the fiscal year ended June 30, 2008, as compared to 1,487 homes totaling $647,316 during the fiscal year ended June 30, 2007. The average selling price per home delivered increased by approximately 2.3% to $445 for the fiscal year ended June 30, 2008 compared to $435 for the fiscal year ended June 30, 2007.

Northern Region:

        Residential revenue earned for the fiscal year ended June 30, 2008 increased $23,794 to $231,034, or 11.5%, on 486 homes delivered as compared to $207,240 on 429 homes delivered during the fiscal year ended June 30, 2007. The increase in residential revenue earned is primarily due to closings at communities opened late in fiscal year 2007 or during fiscal year 2008. The average selling price per home delivered for the fiscal year ended June 30, 2008 decrease by 1.6% to $475 compared to $483 for the fiscal year ended June 30, 2007.

Southern Region:

        Residential revenue earned for the fiscal year ended June 30, 2008 decreased $37,642 to $243,714, or 13.4%, on 514 homes delivered as compared to $281,356 on 579 homes delivered during the fiscal year ended June 30, 2007. The decrease in residential revenue earned and homes delivered was primarily attributable to the overall decline in market conditions, as noted above, that led to reductions in new order activity in the region. The average selling price per home delivered in the region decreased by 2.4% to $474 for the fiscal year ended June 30, 2008 compared to $486 for the fiscal year ended June 30, 2007.

Midwestern Region:

        Residential revenue earned for the fiscal year ended June 30, 2008 decreased $32,804 to $59,005, or 35.7%, on 142 homes, compared to $91,809 on 208 homes for the fiscal year ended June 30, 2007. The decrease in residential revenue earned is primarily the result of the overall decline in market conditions, as noted above, that led to decreased new order activity in the region which began during the fourth quarter of fiscal year 2006 and continued throughout fiscal years 2007 and 2008. The average selling price per home delivered decreased 5.9% to $416 for the fiscal year ended June 30, 2008 compared to $441 for the fiscal year ended June 30, 2007.

Florida Region:

        Residential revenue earned for the fiscal year ended June 30, 2008 decreased $38,481 to $28,430, or 57.5%, on 120 homes, compared to $66,911 on 271 homes for the fiscal year ended June 30, 2007. The decrease in residential revenue earned is primarily due to the overall decline in market conditions, coupled with our exit from the Palm Coast and Palm Bay markets. The average selling price per home delivered decreased 4.0% to $237 for the fiscal year ended June 30, 2008 compared to $247 for the fiscal year ended June 30, 2007.

Land Sales

        During the fiscal year ended June 30, 2008, the Company received proceeds on the sale of land of $36,157. Of the $36,157 received during the fiscal year, $11,432 was recognized as land sales revenue; $11,300 related to proceeds in the Company's western region and was included in discontinued operations; and $13,425 related to two parcels of land that were sold and subsequently subject to an option agreement (see Note 5—Inventory). Due to the federal income tax losses recorded by the Company related to these transactions, the Company received approximately $34,000 of federal income tax refunds as a result of these transactions and other operations for its taxation year ended December 31, 2007. During the fiscal year ended June 30, 2007, the Company recorded land sale revenue of $25,170.

Other Income

        Other income consists primarily of property management fees and mortgage processing income. Other income for the fiscal year ended June 30, 2008 decreased $380 or 3.8% to $9,667, compared to $10,047 for the fiscal year ended June 30, 2007.

Costs and Expenses

        Costs and expenses for the fiscal year ended June 30, 2008 decreased $72,219 or 9.3% to $705,189, compared with $777,408 for the fiscal year ended June 30, 2007. Costs and expenses for the fiscal year ended June 30, 2008 included inventory impairments of $95,475 and write-off of abandoned projects and other pre-acquisition costs of $8,760. Costs and expenses for the fiscal year ended June 30, 2007 included inventory impairments of $62,787, goodwill impairments of $16,334 and write-off of abandoned projects and other pre-acquisition costs of $19,597. Decreases in costs and expenses are primarily the result of lower variable costs that decreased in conjunction with the decreases in residential revenues noted above, the reduction in selling, general and administrative costs and the prior fiscal year impairment of goodwill. These reductions were partially offset by the impact of higher inventory impairments.

Cost of Residential Properties

        The cost of residential properties for the fiscal year ended June 30, 2008 decreased $60,354 to $553,600, or 9.8%, when compared with $613,954 for the fiscal year ended June 30, 2007. The fiscal years ended June 30, 2008 and 2007 included residential property inventory impairments of $58,919 and $62,787, respectively. Decreases in cost of residential properties is primarily the result of lower variable costs that decreased in conjunction with the decreases in residential revenues noted above, coupled with the impact of lower residential property inventory impairments.

Cost of Land Sales

        The cost of residential properties for the fiscal year ended June 30, 2008 increased $21,660 to $47,682, or 83.2%, when compared with $26,022 for the fiscal year ended June 30, 2007. The fiscal year ended June 30, 2008 included inventory impairments related to land sales of $36,556. These impairments include the land sales related to land which the Company maintained an option to purchase. See note 5 to the Consolidated Financial Statements contained in this report.

Inventory Impairments:

        As a result of increased sales incentives offered during the fiscal year ended June 30, 2008, a decrease in anticipated absorption rates at various communities, increasing uncertainty with respect to the overall mortgage market, increased mortgage underwriting standards and a slower than anticipated pace of new orders, the Company recorded impairment charges of $83,836 related to land held for development or sale and improvements and $11,639 related to residential properties completed or under construction, for the fiscal year ended June 30, 2008. The impairment losses recorded in fiscal year 2008 were recorded in all of our homebuilding segments, most notable with respect to communities in the midwestern region, which had more than 40% of the impairments. The Company recorded impairment charges of $54,489 related to land held for development or sale and improvements for the fiscal year ended June 30, 2007, $7,318 related to residential properties completed or under construction and $980 related to prepaid sales and marketing expenses. The impairment losses recorded in fiscal year 2007 were recorded in all of our homebuilding regions. The impairment losses were charged to the cost of residential properties and represent the amounts by which the book values of the residential properties and land held for development or sale and improvements exceeded the estimated fair value of the assets.

        The fiscal year 2007 impairment related to residential properties completed or under construction included $5,000 of impairments on model homes related to 51 specific model homes in three of the Company's regions.

Gross Profit Margin:

        The Company's consolidated gross profit margin for the fiscal year ended June 30, 2008 decreased to (4.4)% compared to 5.3% for the fiscal year ended June 30, 2007. For the fiscal years ended June 30, 2008 and 2007, gross profit included inventory impairments of $95,475 or 16.4% of revenue, and $62,787 or 9.2% of revenue, respectively.

        Gross profit is defined as earned revenue less residential property expense, land sale expense and other expense.

        The decrease in the Company's consolidated gross profit margins was primarily attributable to reduced gross profit margins in all of the Company's regions. The decreases primarily resulted from the unfavorable market conditions which led to an increase in sales incentives. In addition, the Company sells a variety of home types in various communities and regions, each yielding a different gross profit margin. As a result, depending on the mix of both communities and home types delivered, the consolidated gross profit margin may fluctuate up or down on a periodic basis and periodic profit margins may not be representative of the consolidated gross profit margin for future fiscal years.

Interest Included in Cost of Residential Properties and Land Sold:

        Interest included in the costs and expenses of residential properties and land sold for the fiscal years ended June 30, 2008 and 2007 was $30,050 and $18,311, respectively. The increase of $11,739 in interest included in the costs and expenses of residential properties and land sold was primarily attributable to the land sales that took place during the second quarter of fiscal year 2008. The interest incurred during the construction periods is capitalized to inventory and then expensed to the cost of residential properties in the period in which the home settles. The fiscal 2008 interest included in cost of residential properties and land sales consists of $20,902 related to residential properties and $9,148 related to land sales.

Selling, General & Administrative Expenses

        Selling, general and administrative expenses include selling and advertising costs, commissions and other general and administrative costs, which include write-offs of abandoned projects and other pre-acquisition costs. For the fiscal year ended June 30, 2008, selling, general and administrative expenses decreased $18,097 to $96,430, or 15.8%, when compared with $114,527 for the fiscal year ended June 30, 2007. This decrease was primarily due to cost-cutting measures taken in response to the continuing weakness in the market, coupled with lower write-offs of abandoned projects and other pre-acquisition costs. For the fiscal years ended June 30, 2008 and 2007, selling, general and administrative expenses included write-offs of abandoned projects and other pre-acquisition costs of $8,760 and $19,597, respectively. The selling, general and administrative expenses as a percentage of residential revenue earned for the fiscal year ended June 30, 2008, decreased to 17.2% as compared to the 17.7% for the year ended June 30, 2007.

Selling and Advertising:

        For the fiscal year ended June 30, 2008, selling and advertising costs decreased $3,641 to $28,558, or 11.3%, when compared with $32,199 for the fiscal year ended June 30, 2007. Selling and advertising costs includes advertising, community sales office expense, model home expense, amortization of deferred marketing costs and other selling costs. During the fiscal year, the Company decreased spending on advertising in an effort to reduce costs in proportion to the reduction in residential revenue. As a percentage of residential revenue, selling and advertising was 5.1% and 5.0% in fiscal years 2008 and 2007, respectively.

Commissions:

        The Company's commission expense for the fiscal year ended June 30, 2008, decreased $2,865 to $21,519, or 11.7%, when compared with $24,384 for the fiscal year ended June 30, 2007. This decrease is primarily the result of decreased residential revenue earned during the fiscal year ended June 30, 2008. Commission expense as a percentage of residential revenue earned was 3.8% in both fiscal years 2008 and 2007.

General and Administrative:

        For the fiscal year ended June 30, 2008, general and administrative costs decreased $11,591 to $46,353, or 20.0%, when compared to $57,944 for the fiscal year ended June 30, 2007. General and administrative costs included write-offs of abandoned projects and other pre-acquisition costs of $8,760 and $19,597 for the fiscal years ended June 30, 2008 and 2007, respectively. The decrease in general and administrative expenses was primarily due to the staff reductions that took place during fiscal year 2008, coupled with the lower write-offs of abandoned projects and other pre-acquisition costs.

        As a result of the unfavorable market conditions discussed above, the Company reviewed its land under option and agreements of sale and other pre-acquisition costs to determine if the anticipated economics of the transactions remained acceptable to the Company given the state of the homebuilding industry. For those agreements deemed unfavorable, the Company attempted to renegotiate the transaction to more favorable terms. In those situations where the contract could not be renegotiated on terms the Company believed were favorable to the Company, the option or agreement of sale was written-off, resulting in write-offs of abandoned projects and pre-acquisition costs of $8,760 and $19,597 for the fiscal years ended June 30, 2008 and 2007, respectively.

Impairment of Goodwill

        As of June 30, 2008, the Company performed an impairment evaluation related to the goodwill that arose from the PLC acquisition made in the southern region. This goodwill represents the remaining goodwill reflected in the Company's balance sheet after impairments taken in 2007. Based on the result of this evaluation there was no impairment to goodwill recorded in the fiscal year ended June 30, 2008.

        During the fiscal year ended June 30, 2007, the Company performed impairment evaluations related to the goodwill that arose from the Realen Homes, PLC and Masterpiece Homes acquisitions.

        The assessments were performed in accordance with SFAS No. 142. Management evaluated the recoverability of the goodwill by comparing the carrying value of the Company's reporting units to their fair value. Fair value was determined based on the discounted future cash flows. These cash flows are significantly impacted by estimates related to current and future economic conditions, including absorption rates and margins reflective of slowing demand, as well as anticipated future demand. The amounts included in the discounted cash flow analysis are based on management's best estimate of future results. Discount rates were based on the Company's weighted average cost of capital adjusted for business risks. Due to uncertainties in the estimation process, actual results could differ significantly from such estimates. Additionally, future changes in any of these factors could result in future impairments of the remaining goodwill

        As a result of the assessment, the Company recorded an impairment charge to reduce goodwill of $16,334 during fiscal year 2007, consisting of $13,327 and $3,007 related to the Realen Homes and Masterpiece Homes acquisitions, respectively. No impairment charge was necessary for the PLC acquisition.

Income Tax Benefit

        Income taxes from continuing operations for the fiscal year ended June 30, 2008, was a benefit of $976 as compared to a benefit of $37,458 for the fiscal year ended June 30, 2007. The income tax benefit as a percentage of loss from continuing operations before income taxes was 0.8% and 39.5% for the fiscal years ended June 30, 2008 and 2007, respectively. The significant change in the Company's tax rate was a result of the establishment of a valuation allowance against the deferred tax assets due to the lack of objectively verifiable evidence regarding the realization of these assets in the foreseeable future. The valuation allowance established during the fiscal year ended June 30, 2008 amounted to $53,642.

Loss from Discontinued Operations:

        On December 31, 2007, the Company specifically committed to exiting its Arizona market and, in connection with this decision, on that date, it disposed of its entire land position and its related work-in-process homes in Arizona. We have historically reported this business as the western region operating segment. The disposed work-in-process inventory and land assets constituted substantially all of our assets in the western region. As such, all charges associated with the western region are included as a discontinued operation and all amounts previously reported related to the western region have been reclassified to be presented with discontinued operations.

        Loss from discontinued operations was $21,741 or $1.18 per share for the fiscal year ended June 30, 2008 compared to a loss of $9,433 or $0.51 per share for the fiscal year ended June 30, 2007. The loss in the fiscal year ended June 30, 2008 includes impairment charges to reduce the carrying value of the land prior to being sold in the amount of $20,706. The loss in the fiscal year ended June 30, 2007, includes impairment charges in the amount of $13,733 million. In fiscal year 2008, discontinued operations included $4,140 of interest in cost of sales.

Net Loss

        As a result of all of the above, a net loss of $143,413 was recorded in fiscal year 2008 as compared to a net loss of $66,850 in fiscal year 2007. On a per share basis, the fiscal year 2008 net loss was $7.78—basic and fully diluted as compared to $3.62—basic and fully diluted for fiscal year 2007.

Fiscal Year 2007 Compared to Fiscal Year 2006

Orders and Backlog

        New orders for the fiscal year ended June 30, 2007 decreased $126,369, or 16.7%, to $630,553 on 1,381 homes, compared to $756,922 on 1,612 homes for the fiscal year ended June 30, 2006. The average price per home of net new orders decreased by approximately 2.8% to $457 for the fiscal year ended June 30, 2007 compared to $470 for the fiscal year ended June 30, 2006. Approximately 81% of the Company's net new order activity during fiscal years 2007 and 2006 occurred in the northern and southern regions.

        The decrease in the Company's net new orders during the fiscal year ended June 30, 2007, compared to the fiscal year ended June 30, 2006, primarily was attributable to unfavorable market conditions in the housing industry.

        The backlog at June 30, 2007 decreased $16,763, or 5.0%, to $317,913 on 609 homes compared to the backlog at June 30, 2006 of $334,676 on 715 homes. At June 30, 2007, 86.6% of the Company's backlog related to the northern and southern regions compared with 75.9% for those regions at June 30, 2006. During the first two quarters of the fiscal year ended June 30, 2007, there were cancellations of $20,266 in the Florida region related to the backlog at June 30, 2006. These cancellations relate primarily to the exit of investors from the region and the overall market decline in the Florida region. As of June 30, 2007, the Company believes that the backlog in the Florida region has reduced exposure to cancellations as a result of investor's exiting the markets in which the Company operates. Excluding these cancellations in Florida, there was minimal change in the backlog at June 30, 2007 as compared to the backlog at June 30, 2006. The average price per home included in the Company's backlog increased 11.5% to $522 at June 30, 2007 compared to $468 at June 30, 2006. The increase in the average price per home included in the Company's backlog is primarily attributable to changes in product mix and the opening of new communities with higher average price points in the northern, southern and midwestern regions. Specifically, single family homes, which typically have higher price points than multi-family homes, comprised a larger percentage of the backlog at June 30, 2007 when compared to the backlog at June 30, 2006.

        The Company experienced a cancellation rate of 23% for the fiscal years ended June 30, 2007 and 2006.

Northern Region:

        New orders for the fiscal year ended June 30, 2007 increased $8,623 to $251,352, or 3.6%, on 490 homes, compared to $242,729 on 455 homes for the fiscal year ended June 30, 2006. The increase in new orders is primarily attributable to six communities that were open for the full fiscal year ended June 30, 2007, but were only opened during the fourth quarter of the fiscal year ended June 30, 2006. Additionally, the Company offered increased sales incentives in an effort to increase customer demand and counteract the unfavorable market conditions. The average price per home of new orders decreased by 3.8% to $513 for the fiscal year ended June 30, 2007 compared to $533 for the fiscal year ended June 30, 2006. The decrease in the average price per home of new orders is primarily the result of the increased sales incentives noted above.

        The Company had 34 active selling communities in the northern region as of June 30, 2007 compared to 33 active selling communities at June 30, 2006.

Southern Region:

        New orders for the fiscal year ended June 30, 2007 decreased $109,094 to $258,240, or 29.7%, on 520 homes compared to $367,334 on 791 homes for the fiscal year ended June 30, 2006. The decrease in new orders was mainly attributable to the downturn in the housing market, but was partially offset by an increase in the average price per home of new orders of 7.1% to $497 for the fiscal year ended June 30, 2007 compared to $464 for the fiscal year ended June 30, 2006. This increase in the average price per home of new orders is attributable to two factors. First, the Company increased prices in many of its communities in this region during the fiscal year ended June 30, 2007 when compared with the same communities and homes offered for sale during the fiscal year ended June 30, 2006. Second, the Company opened new communities in the region during the fiscal year ended June 30, 2007 that have higher price points than the communities they replaced that were open during the fiscal year ended June 30, 2006.

        The Company had 50 active selling communities in the southern region as of June 30, 2007 compared to 43 active selling communities at June 30, 2006.

Midwestern Region:

        New orders for the fiscal year ended June 30, 2007 decreased $15,542 to $82,403, or 15.9%, on 182 homes compared to $97,945 on 221 homes for the fiscal year ended June 30, 2006. The decrease in new orders, which began during the fourth quarter of fiscal year 2006, primarily was the result of decreased homebuyer demand due to lower consumer confidence in the overall housing market. The Company has responded to this decreased homebuyer demand by increasing sales incentives and offering limited time promotions with the objective of improving new orders and reducing home inventory levels. The average price per home of new orders increased by 2.3% to $453 for the fiscal year ended June 30, 2007 compared to $443 for the fiscal year ended June 30, 2006.

        The Company had eight active selling communities in the midwestern region as of June 30, 2007, compared to nine active selling communities as of June 30, 2006.

Florida Region:

        New orders for the fiscal year ended June 30, 2007 decreased $10,356 to $38,558, or 21.2%, on 189 homes, compared to $48,914 on 145 homes for the fiscal year ended June 30, 2006. The decrease in new orders was a result of decreased homebuyer demand due to lower consumer confidence in the overall housing market for this region. The average price per home of new orders decreased by 39.5% to $204 for the fiscal year ended June 30, 2007 compared to $337 for the fiscal year ended June 30, 2006. The decrease in the average price per home of new orders was primarily a result of increased sales incentives being offered by the Company in an effort to decrease its new home inventory levels.

        The Company had six active selling communities in the Florida region as of June 30, 2007, compared to four active selling communities as of June 30, 2006.

Total Earned Revenues

        Total earned revenues, which includes residential revenue, land sale revenue and other income, for the fiscal year ended June 30, 2007 decreased $304,659 or 30.9% to $682,533, compared to $987,192 for the fiscal year ended June 30, 2006.

Residential Revenue

        Residential revenue earned from the sale of residential homes included 1,487 homes totaling $647,316 during the fiscal year ended June 30, 2007, as compared to 2,303 homes totaling $975,483 during the fiscal year ended June 30, 2006. The average selling price per home delivered increased by approximately 2.6% to $435 for the fiscal year ended June 30, 2007 compared to $424 for the fiscal year ended June 30, 2006.

Northern Region:

        Residential revenue earned for the fiscal year ended June 30, 2007 decreased $185,487 to $207,240, or 47.2%, on 429 homes delivered as compared to $392,727 on 796 homes delivered during the fiscal year ended June 30, 2006. The decrease in residential revenue earned is primarily due to the overall decline in market conditions. Also contributing to the decrease in residential revenues was a decrease in the average selling price per home delivered during the fiscal year ended June 30, 2007 of 2.0% to $483 compared to $493 for the fiscal year ended June 30, 2006. The decrease in the average selling price per home delivered is attributable to increased sales incentives offered during fiscal year 2007 as well as a change in the product mix of homes delivered. Specifically, townhomes and condominiums, which typically have lower average sales prices than single family homes, comprised a larger percentage of the total number of homes delivered in the region during the fiscal year ended June 30, 2007 when compared to the fiscal year ended June 30, 2006.

Southern Region:

        Residential revenue earned for the fiscal year ended June 30, 2007 decreased $90,625 to $281,356, or 24.4%, on 579 homes delivered as compared to $371,981 on 862 homes delivered during the fiscal year ended June 30, 2006. The decrease in residential revenue earned and homes delivered was primarily attributable to the overall decline in market conditions, which led to reductions in new order activity in the region. The decrease was partially offset by an increase in the average selling price per home delivered of 12.5% to $486 for the fiscal year ended June 30, 2007 compared to $432 for the fiscal year ended June 30, 2006. The increase in the average price per home delivered is attributable to a change in the product mix of homes delivered during the fiscal year ended June 30, 2007 compared to the fiscal year ended June 30, 2006. Specifically, the Company delivered a larger percentage of luxury and move-up homes during the fiscal year ended June 30, 2007 than the fiscal year ended June 30, 2006.

Midwestern Region:

        Residential revenue earned for the fiscal year ended June 30, 2007 decreased $27,021 to $91,809, or 22.7%, on 208 homes, compared to $118,830 on 279 homes for the fiscal year ended June 30, 2006.

The decrease in residential revenue earned is primarily the result of the overall decline in market conditions that led to decreased new order activity in the region which began during the fourth quarter of fiscal year 2006 and continued throughout fiscal year 2007. The average selling price per home delivered increased 3.5% to $441 for the fiscal year ended June 30, 2007 compared to $426 for the year ended June 30, 2006.

Florida Region:

        Residential revenue earned for the fiscal year ended June 30, 2007 decreased $25,034 to $66,911, or 27.2%, on 271 homes, compared to $91,945 on 366 homes for the fiscal year ended June 30, 2006. The decrease in residential revenue earned is primarily due to the overall decline in market conditions and the exit of investors from the region, as noted above. As noted above, $20,266 of the backlog at June 30, 2006 cancelled and as such did not deliver during the year ended June 30, 2007. The Company counteracted these cancellations by offering increased sales incentives on the resulting speculative homes. As a result, the average selling price per home delivered decreased 1.6% to $247 for the fiscal year ended June 30, 2007 compared to $251 for the fiscal year ended June 30, 2006.

Land Sales

        Land sales revenue for the fiscal year ended June 30, 2007 increased $23,136 to $25,170, compared to $2,034 for the fiscal year ended June 30, 2006. The increase in land sales revenue was primarily attributable to the sales of several land parcels in the southern region and scattered lot inventory in the Palm Bay, Florida region. The Company pursued land sales during the year ended June 30, 2007 in response to the overall decline in market conditions as a way to increase liquidity.

Other Income

        Other income consists primarily of property management fees and mortgage processing income. Other income for the fiscal year ended June 30, 2007 decreased $372 to $10,047, or 3.8%, compared to $9,675 for the fiscal year ended June 30, 2006.

Costs and Expenses

        Costs and expenses for the fiscal year ended June 30, 2007 decreased $105,875 to $777,408, or 12.0%, when compared with $883,283 for the fiscal year ended June 30, 2006. Costs and expenses for the fiscal year ended June 30, 2007 included inventory impairments of $62,787, goodwill impairments of $16,334 and the write-off of abandoned projects and other pre-acquisition costs of $19,597. Costs and expenses for the fiscal year ended June 30, 2006 included inventory impairments of $1,877 and the write-off of abandoned projects and other pre-acquisition costs of $4,452. Decreases in costs and expenses are primarily the result of lower variable costs that decreased in conjunction with the decreases in residential revenues noted above, offset by the impact of inventory impairments, goodwill impairments and the write-offs of abandoned projects and other pre-acquisitions costs.

Cost of Residential Properties

        The cost of residential properties for the fiscal year ended June 30, 2007 decreased $147,316 to $613,954, or 19.4%, when compared with $761,270 for the fiscal year ended June 30, 2006. The year ended June 30, 2007 and 2006 included inventory impairments of $62,787 and $1,877, respectively. Decreases in cost of residential properties is primarily the result of lower variable costs that decreased in conjunction with the decreases in residential revenues noted above, offset by the impact of inventory impairments.

Inventory Impairments:

        As a result of increased sales incentives offered during the fiscal year ended June 30, 2007, a decrease in anticipated absorption rates at various communities, increasing uncertainty with respect to the overall mortgage market, increased mortgage underwriting standards and a slower than anticipated pace of new orders, the Company recorded impairment charges of $54,489 related to land held for development or sale and improvements and $7,318 related to residential properties completed or under construction, which includes $5,000 relating to model home inventory, for the fiscal year ended June 30, 2007. Additionally, the Company recorded an impairment charge of $980 related to prepaid sales and marketing expenses. The impairment losses recorded in fiscal year 2007 were recorded in all of our homebuilding segments. More than 40% of the fiscal year 2007 continuing operations impairment charges occurred in our Florida region. The Company recorded impairment charges of $1,877 related to land held for development or sale and improvements for the fiscal year ended June 30, 2006. The impairment losses recorded in fiscal year 2006 were split between the Florida and northern regions, with 68% of the loss being recorded in Florida. The impairment losses were charged to the cost of residential properties and represent the amounts by which the book values of the residential properties and land held for development or sale and improvements exceeded the estimated fair value of the assets.

        The $5,000 impairment on model homes noted above relates to 51 specific model homes in three of the Company's regions.

Gross Profit Margin:

        The Company's consolidated gross profit margin for the fiscal year ended June 30, 2007 decreased 16.7% to 5.3% compared to 22.0% for the fiscal year ended June 30, 2006. For the fiscal years ended June 30, 2007 and 2006, gross profit included inventory impairments of $62,787 or 9.2%, and $1,877 or 0.2%, respectively.

        The decrease in the Company's consolidated gross profit margins was primarily attributable to reduced gross profit margins in all of the Company's regions. The decreases primarily resulted from the inventory impairment charges and increased sales incentives offered during the fiscal year ended June 30, 2007 in an effort to generate new orders and reduce new home inventory. Additionally, increases in interest, the cost of land and warranty related costs led to the decrease in gross profit margin.

        In addition, the Company sells a variety of home types in various communities and regions, each yielding a different gross profit margin. As a result, depending on the mix of both communities and home types delivered, the consolidated gross profit margin may fluctuate up or down on a periodic basis and periodic profit margins may not be representative of the consolidated gross profit margin for future fiscal years.

Interest Included in Cost of Residential Properties and Land Sold:

        Interest included in the costs and expenses of residential properties and land sold for the fiscal years ended June 30, 2007 and 2006 was $18,311 and $15,160, respectively. The increase of $3,151 in interest included in the costs and expenses of residential properties and land sold was attributable to an increase in land sales and increases in bank debt and the interest rates on the Company's subordinated notes issued in fiscal 2006, partially offset by decreases in residential revenue.

Selling, General & Administrative Expenses

        Selling, general and administrative expenses include selling and advertising costs, commissions and other general and administrative costs, which include write-offs of abandoned projects and other pre-acquisition costs. For the fiscal year ended June 30, 2007, selling, general and administrative expenses increased $854 to $114,527, or 0.8%, when compared with $113,673 for the fiscal year ended June 30, 2006. For the years ended June 30, 2007 and 2006, selling, general and administrative expenses included write-offs of abandoned projects and other pre-acquisition costs of $19,957 and $4,452, respectively.

        The selling, general and administrative expenses as a percentage of residential revenue earned for the year ended June 30, 2007 increased 5.3% to 16.8% as compared to the 11.5% for the fiscal year ended June 30, 2006. This increase was related primarily to the write-offs of abandoned projects and other pre-acquisition costs, which represented 2.9% and 0.5% of revenues for the years ended June 30, 2007 and 2006, respectively.

Selling and Advertising:

        For the fiscal year ended June 30, 2007, selling and advertising costs increased $5,015 to $32,199 or 18.4%, when compared with $27,184 for the year ended June 30, 2006. Selling and advertising costs includes advertising, community sales office expense, model home expense, amortization of deferred marketing costs and other selling costs. During the fiscal year, the Company increased spending on advertising in an effort to generate homebuyer traffic. Similarly, the Company increased spending on landscaping in an effort to make the communities more attractive to prospective homebuyers. Finally, the increase in the amortization of deferred marketing costs and other sales office expenses was attributable to an increase in communities open when compared with the same period in the prior year.

Commissions:

        The Company's commission expense for the fiscal year ended June 30, 2007 decreased $9,862 to $24,384, or 28.8%, when compared with $34,246 for the fiscal year ended June 30, 2006. This decrease is primarily the result of decreased residential revenue earned during the fiscal year ended June 30, 2007, partially offset by an increase in the commission expense as a percentage of residential revenue earned. Commission expense as a percentage of residential revenue earned was 3.8% for the fiscal year ended June 30, 2007 compared to 3.5% for the fiscal year ended June 30, 2006. This increase in commission expense as a percentage of residential revenue earned is the result of added incentives offered to sales people in an effort to generate increases in new order activity.

General and Administrative:

        For the year ended June 30, 2007, general and administrative costs increased $5,701 to $57,944, or 10.9%, when compared to $52,243 for the fiscal year ended June 30, 2006. General and administrative costs included write-offs of abandoned projects and other pre-acquisition costs of $19,597 and $4,452 for the fiscal years ended June 30, 2007 and 2006, respectively. The increase in general and administrative costs is primarily the result of an increase of $15,145 in write-offs of abandoned projects and other pre-acquisition costs as noted above, partially offset by a $10,472 decrease in bonus expense.

        As a result of the unfavorable market conditions discussed above, the Company reviewed its land under option and agreements of sale and other pre-acquisition costs to determine if the anticipated economics of the transactions remained acceptable to the Company given the state of the homebuilding industry. For those agreements deemed unfavorable, the Company attempted to renegotiate the transaction to more favorable terms. In those situations where the contract could not be renegotiated on terms the Company believed were favorable to the Company, the option or agreement of sale was written-off, resulting in write-offs of abandoned projects and pre-acquisition costs of $19,597 and $4,452 for the fiscal years ended June 30, 2007 and 2006, respectively.

Impairment of Goodwill

        During the fiscal year ended June 30, 2007, the Company performed impairment evaluations related to the goodwill that arose from the Realen Homes, PLC and Masterpiece Homes acquisitions.

        The assessments were performed in accordance with SFAS No. 142 due to decreased current and expected future absorption rates and declining margins as a result of the deteriorating market conditions in the regions in which Realen Homes and Masterpiece Homes operate. Fair value of the acquisitions was determined using a discounted cash flow model based on absorption rates and margins reflective of slowing demand as well as anticipated future demand. Discount rates were based on the Company's weighted average cost of capital adjusted for business risks. Those amounts are based on management's best estimate of future results. As a result of the assessment, the Company recorded an impairment charge to reduce goodwill of $16,334 during fiscal year 2007, consisting of $13,327 and $3,007 related to the Realen Homes and Masterpiece Homes acquisitions, respectively. An impairment charge of $7,918 and $5,409 was recorded in the Company's northern and midwestern regions, respectively, related to the Realen Homes acquisition. The entire impairment charge for Masterpiece Homes was recorded in the Company's Florida region. Based upon the assessments, no impairment charge was necessary for the Company's southern region.

Income Tax Benefit / Expense

        Income taxes from continuing operations for the fiscal year ended June 30, 2007 decreased $78,005 to an income tax benefit of $37,458 from an income tax expense of $40,547 for the fiscal year ended June 30, 2006. Income tax benefit / expense as a percentage of income from operations before income taxes was 39.5% and 39.0% for the fiscal year ended June 30, 2007 and the fiscal year ended June 30, 2006, respectively. The Company's tax provision includes tax benefits provided by the American Jobs Creation Act of 2004 of $0 and approximately $1,096 for the fiscal years ended June 30, 2007 and 2006, respectively.

Loss from Discontinued Operations:

        Loss from discontinued operations was $9,433 or $0.51 per share for the fiscal year ended June 30, 2007 compared to a loss of $321 or $0.02 per share for the fiscal year ended June 30, 2006. The loss in the fiscal year ended June 30, 2007, includes impairment charges in the amount of $13,733.

Net Loss / Income

        Net income for the fiscal year ended June 30, 2007 decreased $129,891 to a net loss of $66,850, compared with net income of $63,041 for the fiscal year ended June 30, 2006. Net income included inventory impairment charges of $46,563 and $1,133, net of tax, write-offs of abandoned projects and other pre-acquisition costs of $11,908 and $2,651, net of tax, and goodwill impairment charges of $9,709 and $0, net of tax.

        In all of the Company's regions, the decrease in net income is the result of the overall deterioration in market conditions as noted above. These unfavorable market conditions in the housing industry have led to inventory impairments and write-offs of abandoned projects and other pre-acquisition costs in each region and goodwill impairment charges in the northern, midwestern and Florida regions. Additionally, as a result of the downturn in market conditions, all of the Company's regions have experienced a decrease in residential revenue and gross profit margin.

Liquidity and Capital Resources

        On an ongoing basis, we require capital for expenditures to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales. These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities. Our sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured. Accordingly, our short and long term liquidity depends principally upon our level of net income, working capital management, accounts payable, accruals and bank borrowings. In an effort to increase liquidity, we may continue to pursue sales of parcels of land, as well as alternatives for selling a portion of our model home portfolio and other assets; however, we can offer no assurances as to whether or when such transactions will occur or whether the transactions will be on terms advantageous to us. In addition, we remained focused on reducing our inventory balances, curtailing land purchases and right sizing our operations in order to preserve cash.

        The Company received approximately $54,788 of income tax refunds during fiscal year 2008. The majority of these refunds resulted from certain land sales that took place in December 2007 as well as tax operating losses in the taxation year ended December 31, 2007. Federal tax refunds of approximately $34,000 were received in March 2008 related to these land sales and tax operating losses.

        We believe that cash on hand, funds generated from operations and financial commitments from available lenders will provide sufficient capital for us to meet our existing operating needs.

Revolving Credit Facility

        As of June 30, 2008, we had $160,363 of borrowing capacity under our secured revolving credit facility discussed below, subject to borrowing base availability, and borrowings in excess of availability of $20,411. On July 11, 2008, we made a payment of $13,000, which reduced our borrowings in excess of availability to $7,411. Borrowings remained in excess of availability primarily due to previously discussed impairment charges. But for the impairment charges taken in June 2008, our borrowing base availability would have been positive and we would not have had any borrowings in excess of availability at June 30, 2008. Since June 30, 2008, we have not had borrowings in excess of availability. The negative borrowing base availability did not have any adverse impact on the Company. At June 30, 2008, we had liquidity of $71,199, a decrease of $1,312 from June 30, 2007.

        We calculate liquidity as follows:

	As of June 30,
	2008	2007
Cash and cash equivalents	$72,341	$19,991
Restricted cash—due from title companies	19,269	25,483
Net borrowing base availability	(20,411)	27,037

Liquidity	$71,199	$72,511

        As of August 31, 2008, our cash and cash equivalents were approximately $44,900, we had no restricted cash due from title companies, our net borrowing base availability was approximately $3,200 and our liquidity was approximately $48,100. The agent to the lenders under the revolving credit facility and the Company recently completed appraisals of projects in all regions in several divisions consisting on projects consisting of approximately 35% of the borrowing base assets as of May 31, 2008, prior to the determination of any inventory impairments. These asset appraisals are not scheduled to be utilized in availability determinations until the borrowing base certificate dated as of September 30, 2008. The results of the appraisals included both individual reductions in appraised values as well as some increases in appraised values. While these project appraisals are not scheduled to be utilized in borrowing base availability determinations until the borrowing base certificate dated as of September 30, 2008, the Company estimates that the net borrowing base availability, done on a lower of GAAP cost or appraised value basis for each individual project category and as adjusted for increases and decreases in these project appraisals would have resulted in an increase in borrowing base availability of approximately $1.5 million as of June 30, 2008 and approximately $2.7 million as of August 31, 2008, respectively. Under this amended and restated credit agreement, the Company has permitted lenders to conduct future appraisals on a fair market value basis on all projects with a GAAP cost of at least $4,000 to be phased in generally over the next three fiscal quarters, but excluding the projects already recently appraised. The result of these appraisals is subject to numerous factors, and accordingly no assurance can be given on the result of either the recent or future bank appraisals or the corresponding liquidity impact to the Company.

        A majority of our debt is variable rate, based on the 30-day LIBOR rate, and therefore, we are exposed to market risk in connection with interest rate changes. At June 30, 2008, the 30-day LIBOR rate of interest was 2.4625%.

        On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc., as guarantor, entered into a Revolving Credit Loan Agreement for a Senior Secured Revolving Credit and Letter of Credit Facility with various banks as lenders (as amended and restated and further amended, the "Revolving Credit Facility"). The Revolving Credit Loan Agreement was amended on January 24, 2006, via the Amended and Restated Revolving Credit Loan Agreement (the "Amended Credit Agreement"). In connection with the Amended Credit Agreement, Orleans Homebuilders, Inc. executed a Guaranty, which was amended on September 6, 2007,and amended and restated on September 30, 2008. The Amended and Restated Credit Agreement was amended on November 1, 2006 (the "First Amendment"), February 7, 2007 (the "Second Amendment"), May 8, 2007 (the "Third Amendment"), September 6, 2007 (the "Fourth Amendment"), December 21, 2007 (the "Fifth Amendment"), a limited waiver (the "waiver letter") to the Amended Credit Agreement, which was extended on September 15, 2008, and amended and restated in the Second Amended and Restated Revolving Credit Loan Agreement, dated September 30, 2008 (the "Second Amended Credit Agreement").

Waiver

        Absent the deferred tax asset valuation allowance of $43,500 during the March 31, 2008 fiscal quarter, the Company would have been in compliance with all of the financial covenants in the Amended Credit Agreement at March 31, 2008. However, as a result of the deferred tax asset valuation allowance, absent the waiver letter dated May 9, 2008, as extended on September 15, 2008, the Company would have been in default of the minimum consolidated tangible net worth, maximum leverage ratio, and maximum land to consolidated adjusted tangible net worth ratio covenants set fort in the Amended Credit Agreement at March 31, 2008 (the "Subject Covenants"). Subject to certain limitations, the waiver letter temporarily waived compliance with the Subject Covenants generally from January 1, 2008 to September 30, 2008 (the "Waiver Period"), unless another event of default occurs or we fail to comply with the covenants in the waiver letter.

        In the waiver letter, the Company also agreed that it will act in good faith and use its best efforts to work with the agent lender during the Wavier Period to identify a material group of assets in its borrowing base for reappraisal prior to September 15, 2008, which have been completed and account for approximately 35% of the Company's collateral assets.

Second Amended Credit Agreement:

        On September 30, 2008, the Company entered into the Second Amended Credit Agreement which provides, among other things, that:

  •
  The maturity date is December 20, 2009 for all lenders.

  •
  The amount of the Revolving Credit Facility is $440,000, except that the amount of the Revolving Credit Facility will be $425,000 through December 31, 2008, and $415,000 from July 1, 2009 through December 20, 2009, unless otherwise permanently reduced as a result of certain required prepayments. The amount actually available under the Revolving Credit Facility is also subject to the borrowing base availability requirements in the Revolving Credit Facility.

  •
  The letter of credit sublimit is reduced to $60,000.

  •
  The swing line limit is reduced to $10,000.

  •
  The unused fee is increased to 0.35%.

  •
  The interest rate is changed to the LIBOR interest rate plus 5.0%.

  •
  A fee will be earned and payable on September 15, 2009 equal to 8.0% per annum, calculated on a daily basis, of the difference between $250,000 and the aggregate level of the lenders' lending commitments under the Revolving Credit Facility as they exist from time to time between September 30, 2008 and the earlier of September 15, 2009 and the date the commitments are permanently reduced to $250,000; however this fee will be reduced by 80% if the aggregate level of commitments on or before September 15, 2009 have been permanently reduced to $250,000.

  •
  If the Company's indebtedness is not paid in full by December 20, 2009, a separate fee will be earned and payable on December 20, 2009 equal to 8.0% per annum, calculated on a daily basis, of the difference between $250,000 and the average daily outstanding cash borrowing as they exist from time to time after September 15, 2009.

  •
  The letter of credit fees were changed to be the applicable spread, with the issuer retaining an issuance fee of 0.125%.

  •
  The borrowing base calculation was amended to increase the maximum percentages for certain asset classes.

  •
  Both of the leverage covenants, the debt service coverage ratio covenant and the units in inventory covenant were eliminated.

  •
  The minimum consolidated tangible net worth covenant was lowered to be not less than $75,000, (1) reduced by the sum of (a) inventory impairments under GAAP on assets in the borrowing base taken by the Company and recorded after March 31, 2008, plus (b) the amount of any interest incurred less the amount of interest capitalized under Statement of Financial Accounting Standard No. 34 ("SFAS 34"), and recorded after March 31, 2008, plus (c) any additional deferred tax asset valuation reserves recorded after March 31, 2008 (provided that clauses (a) and (c) are limited to an aggregate amount not to exceed $30,000), plus (d) any impairments or write-offs relating to tangible assets or pre-acquisition costs not contained in the borrowing base recorded after March 31, 2008, and (2) increased by the sum of (x) any favorable adjustment recorded after March 31, 2008, to the deferred tax asset valuation allowance as reported in the Company's third quarter fiscal 2008 financials, plus (y) 50% of positive quarterly net income after March 31, 2008 plus (z) 50% of any net securities proceeds received by the Company and the borrowers under the Revolving Credit Facility after March 31, 2008. However, in no event may the consolidated tangible net worth, after taking into account the reductions and increases above, at any time be less than $35,000.

  •
  The minimum liquidity level is reduced to $15,000.

  •
  The minimum cash flow from operations ratio is reduced and the related definition of debt service was amended to exclude any amortized deferred financing costs related to all amendments to the Amended Credit Agreement, the Second Amended Credit Agreement and/or the trust preferred securities and any future amendments to any of the foregoing.

  •
  A $5,000 limit was put on our cash available for joint ventures, however, the Company may invest 50% of any net securities proceeds raised by the Company after March 31, 2008 in joint ventures that are non-recourse to the Company and may maintain current investments in cost-sharing arrangements or partnerships already in existence.

  •
  The maximum amount of cash or cash equivalents (excluding cash at title companies) we are allowed to maintain was set at a maximum of $32,500 for any consecutive five-day period.

  •
  The borrowers may purchase (a) up to $8,000 of real estate (whether purchase money or otherwise) in the normal course of business, consistent with projections provided to the lenders and (b) improved land (i.e., finished lot takedowns and/or controlled rolling lot options) purchased by the borrowers in the normal course of business, consistent with the projections provided to the Lenders.

        The Company also agreed that no dividends or distributions will be paid, no subordinated debt will be repaid, except for interest payable on such debt, and limitations were placed on purchases of additional land, including the method for financing such land.

        The lenders have agreed to allow the Company to pursue second lien indebtedness in certain limited circumstances. Any second lien indebtedness is subject to the approval of the lenders and the proceeds of any second lien indebtedness must be used to prepay amounts advanced under the facility and the amount of the facility will be permanently reduced by the amount of any such prepayment. The Company and the lenders have agreed that re-appraisals will be done on the Company's collateral assets. Approximately 35% of those assets have already been reappraised. The results of the appraisals included both individual reductions in appraised values as well as some increases in appraised values. While these project appraisals are not scheduled to be utilized in borrowing base availability determinations until the borrowing base certificate dated as of September 30, 2008, the Company estimates that the net borrowing base availability, done on a lower of GAAP cost or appraised value basis for each individual project category and as adjusted for increases and decreases in these project appraisals would have resulted in an increase in borrowing base availability of approximately $1.5 million as of June 30, 2008 and approximately $2.7 million as of August 31, 2008, respectively. Under this amended and restated credit agreement, the Company has permitted lenders to conduct future appraisals on a fair market value basis on all projects with a GAAP cost of at least $4,000 to be phased in generally over the next three fiscal quarters ended June 30, 2009, but excluding the projects already recently appraised. The result of these appraisals is subject to numerous factors, and accordingly no assurance can be given on the result of either the recent or future bank appraisals or the corresponding liquidity impact to the Company.

        Additional covenants were added to the facility, including requirements that the Company and borrowers grant a mortgage on any real property not already included in the borrowing base and subject to the Revolving Credit Facility; that all real property sales must be accomplished through a title company, with the net proceeds of such a sale going directly to the Agent for application to the outstanding balance under the Revolving Credit Facility; that any purchases of real estate must be done through a title company through advances under the Revolving Credit Facility and all such acquisitions must be subject to mortgages in favor of the lenders; and at the time of any such advance, the Company will be required to provide an estimate of the portion of the borrowing that will be used for construction needs and asset purchases with respect to an applicable project.

Terms of the Revolving Credit Facility:

        The borrowing limit under the Revolving Credit Facility is $440,000, except that the amount of the Revolving Credit Facility will be $425,000 through December 31, 2008, and $415,000 from July 1, 2009 through December 20, 2009, unless otherwise permanently reduced as a result of certain required prepayments. The total amount of loans and advances outstanding at any time under the Revolving Credit Facility may not exceed the lesser of the then-current borrowing base availability or the revolving sublimit as defined in the Revolving Credit Facility. The borrowing base availability is based on the lesser of the appraised value or cost of real estate owned by us that has been admitted to the borrowing base and is subject to various limitations and qualifications set forth in the Revolving Credit Agreement.

        Borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus 500 basis points beginning October 1, 2008. Prior to October 1, 2008, the applicable spread had been 400 basis points. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. At June 30, 2008, the interest rate was 6.4625%, which included a 400 basis point spread.

        A fee will be earned and payable on September 15, 2009 equal to 8.0% per annum, calculated on a daily basis, of the difference between $250,000 and the aggregate level of the lenders' lending commitments under the Revolving Credit Facility as they exist from time to time between September 30, 2008 and the earlier of September 15, 2009 and the date the commitments are permanently reduced to $250,000; however this fee will be reduced by 80% if the aggregate level of commitments on or before September 15, 2009 have been permanently reduced to $250,000. Under this provision, we currently estimate that the minimum we will be required to pay is $0 and the maximum is $9,150, and the Company expects that it will pay no amounts under this provision as it intends to refinance the debt before the payment is due and payable. There can be no assurance that such refinancing will occur. In addition, if all indebtedness under the Revolving Credit Facility is not fully repaid by December 30, 2009, a separate fee will be earned and payable on December 20, 2009 equal to 8.0% per annum of the amount by which the aggregate commitments under the Revolving Credit Facility that exist from time to time after September 15, 2009 exceed $250,000, calculated on a daily basis.

        In addition to any interest that may be payable with respect to amounts advanced by the lenders pursuant to a letter of credit, we will be required to pay to the lender(s) issuing letters of credit an issuance fee of 0.125% of the amount of the letters of credit.

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

        Approximately 35% of the Company's collateral assets have been reappraised pursuant to the terms of the waiver letter and the Company and approximately one third of the assets in the borrowing base with a book value in excess of $4,000 that have not yet been appraised, will be appraised in each of the second, third and fourth quarters of fiscal year 2009. The re-appraisals that have been done to date have not had a material impact on the Company's valuation of the collateral assets, but there is no assurance that future re-appraisals will not have an impact on our valuations and thereby potentially reduce our borrowing base availability.

        Various conditions must be satisfied in order for real estate to be admitted to the borrowing base, including that a mortgage in favor of lenders has been delivered to the agent for lenders and that all governmental approvals necessary to begin development of for-sale residential housing, other than building permits and certain other permits borrower in good faith believes will be issued within 120 days, have been obtained. Depending on the stage of development of the real estate, the loan to value or loan to cost advance rate in the borrowing base ranges from 50% to 95% of the appraised value or cost of the real estate. Based on these ranges, the Company is restricted as to the type of land it can have in various stages of development as well as the dollar value, of borrowing base availability of land under development.

        As security for all obligations of borrowers to lenders under the Revolving Credit Facility, lenders continue to have a first priority mortgage lien on all real estate owned by the Company or any borrower and included in the borrowing base under the Revolving Credit Facility. As further security, pursuant to the Second Amended Credit Facility, the Company has also agreed to grant to the lenders a security interest in and assignment of all future tax refunds and proceeds thereof received or payable to the borrowers or the Company after the closing of the Second Amended Credit Agreement, mortgages in favor of lenders with respect to all real property owned by the borrowers or the Company that is not already subject to a lien in favor of the lenders under the Revolving Credit Facility and a security interest in inter-company debt. Orleans Homebuilders, Inc. has guaranteed the obligations of the borrowers to lenders pursuant to a Guaranty executed by Orleans Homebuilders, Inc. on January 26, 2006, amended on September 6, 2007 and amended and restated on September 30, 2008.

        Under the Guaranty, Orleans Homebuilders, Inc. granted lenders a security interest in any balance or assets in any deposit or other account that Orleans Homebuilders, Inc. has with any lender. However, the Company and its subsidiaries maintain the majority of the cash available to them in accounts and as United States treasury securities in accounts outside of the lenders under the Revolving Credit Facility.

        The Revolving Credit Facility contains customary covenants that, subject to certain exceptions, limit or eliminate the ability of the Company to (among other things):

  •
  Incur or assume other indebtedness, except certain permitted indebtedness and possible second lien indebtedness if appropriately approved;

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

  •
  Pay any dividends;

  •
  Redeem any stock or subordinated debt; and

  •
  Invest in joint ventures or other entities that are not obligors under the Revolving Credit Facility.

        In addition, under the Revolving Credit Facility, all real property sales must be accomplished through a title company, with the net proceeds of such a sale going directly to the Agent for application to the outstanding balance under the Revolving Credit Facility. Any purchases of real estate must be done through a title company through advances under the Revolving Credit Facility and all such acquisitions must be subject to mortgages in favor of the lenders; and, at the time of any such advance, the Company will be required to provide an estimate of the portion of the borrowing that will be used for construction needs. However, the Company may make additional draws from time-to-time pursuant to the terms of the Revolving Credit Facility.

        The Revolving Credit Facility also contains various financial covenants. Among other things, the financial covenants, as amended, require that:

  •
  We must maintain a minimum consolidated tangible net worth of at least $75,000 (1) reduced by the sum of (a) inventory impairments under GAAP on assets in the borrowing base taken by the Company and recorded after March 31, 2008, plus (b) the amount of any interest expense incurred less the amount of interest capitalized under Statement of Financial Accounting Standard No. 34 ("SFAS 34"),") and recorded after March 31, 2008, plus (c) any additional deferred tax asset valuation reserves recorded after March 31, 2008 (provided that clauses (a) and (c) are limited to an aggregate amount not to exceed $30,000), plus (d) any impairments or write-offs relating to tangible assets or pre-acquisition costs not contained in the borrowing base recorded after March 31, 2008, and (2) increased by the sum of (x) any favorable adjustment recorded after March 31, 2008 to the deferred tax asset valuation allowance as reported in the Company's third quarter fiscal 2008 financials, plus (y) 50% of positive quarterly net income after March 31, 2008 plus (z) 50% of any net securities proceeds received by the Company and the borrowers under the Revolving Credit Facility after March 31, 2008. However, in no event may the consolidated tangible net worth, after taking into account the reductions and increases above, at any time be less than $35,000.

  •
  We must maintain a required liquidity level based on cash plus borrowing base availability of at least $15,000 of cash and cash equivalents (including cash held at a title company) on a consolidated basis at all times.

  •
  Our minimum cash flow from operations ratio based on cash flow from operations to interest incurred covenant, must exceed 1.25-to-1.00 for the quarters ending September 30, 2008 and December 31, 2008; 0.40-to-1.00 for the quarter ending March 31, 2009; 1.00-to-1.00 for the quarter ending June 30, 2009; and 1.25-to-1.00 for the quarter ending September 30, 2009 and thereafter. Cash flow from operations is calculated based on the last twelve months cash flow from operations, adjusted for interest paid (excluding any amortized deferred financing costs related to all amendments to the Amended Credit Agreement, this Second Amended Credit Agreement and the trust preferred securities and any future amendments to any of the foregoing), amounts from the disposition of model homes that are subject to a sale-leaseback transaction to the extent such amounts are not otherwise included in net cash provided by operating activities, and interest income.

  •
  Investments in new non-recourse joint ventures whereby we will provide services to develop uncompleted assets are permitted in an amount not to exceed $5,000. However, the Company may also invest 50% of any net securities proceeds raised by the Company after March 31, 2008 in joint ventures that are non-recourse to the Company and may maintain current investments in cost-sharing arrangements or partnerships already in existence.

  •
  The maximum amount of cash or cash equivalents (excluding cash at title companies) we are allowed to maintain was set at a maximum of $32,500 for any consecutive five-day period.

  •
  The Company may purchase (a) up to $8,000 of real estate (whether purchase money or otherwise) in the normal course of business, consistent with projections provided to the lenders and (b) improved land (i.e., finished lot takedowns and/or controlled rolling lot options) purchased by the borrowers in the normal course of business, consistent with the projections provided to the Lenders.

        At the fiscal quarters ended September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007, March 31, 2008 and June 30, 2008, we would have been in violation of certain financial covenants in the Amended and Restated Credit Agreement if not for the First Amendment, Second Amendment,

Third Amendment, Fourth Amendment, waiver letter and the Second Amended Credit Agreement, respectively.

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

        If we do not meet our forecast in our budgets, we could violate our debt covenants and, absent a waiver or amendment from our lenders, we could be in default under our Revolving Credit Facility and, as a result, our debt could become due which would have a material adverse effect on our financial position and results of operations.

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

        The trust's preferred and common securities require quarterly distributions of interest by the trust to the holders of the trust securities at a fixed interest rate equal to 8.61% per annum through January 30, 2016 and, after January 30, 2016, at a variable interest rate (reset quarterly) equal to the three-month London Interbank Offered Rate ("LIBOR") plus 360 basis points. In the event the Company fails to meet the debt service ratio or minimum tangible net worth requirement set forth in the August 13, 2007 supplemental indenture as of the end of a fiscal quarter for at least three of the last four consecutive fiscal quarters ending on or after June 30, 2008, the applicable rate of interest will be increased by 300 basis points. We began accruing for this increased interest rate on July 31, 2008, which will be paid to holders for the first time with the coupon payable on October 31, 2008. The interest rate will return to the regularly applicable rate once the Company is in compliance with the debt service ratio and minimum tangible net worth requirements as of the end of any fiscal quarter. The terms of the trust securities are governed by an Amended and Restated Trust Agreement, dated November 23, 2005, among OHI Financing, Inc., ("OHI Financing") as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as the Delaware trustee, and the administrative trustees named therein.

        The trust used the proceeds from the sale of the trust's securities to purchase $77,320 in aggregate principal amount of unsecured junior subordinated notes due January 30, 2036 issued by OHI Financing, which includes $2,300 of inter-company issuances. The junior subordinated notes were issued pursuant to a Junior Subordinated Indenture, dated November 23, 2005, as amended by a Supplemental Indenture dated August 13, 2007, collectively referred to herein as the "Indenture," among OHI Financing, as issuer, and JPMorgan Chase Bank, National Association, as trustee. The terms of the junior subordinated notes are substantially the same as the terms of the trust's preferred securities. The interest payments on the junior subordinated notes paid by OHI Financing, Inc. will be used by the trust to pay the quarterly distributions to the holders of the trust's preferred and common securities. Pursuant to the parent guarantee agreement dated November 23, 2005 by and between the Company and JPMorgan Chase Bank, National Association, as trustee, the Company has unconditionally guaranteed OHI Financing, Inc.'s payment and other obligations under the indenture and the junior subordinated notes. The Company used the proceeds from the issuance and sale of the trust preferred securities and the subsequent purchase of the junior subordinated notes to partially repay indebtedness.

        The Indenture permits OHI Financing to redeem the junior subordinated notes at par, plus accrued interest on or after January 30, 2011. If OHI Financing redeems any amount of the junior subordinated notes, the Trust Agreement requires the trust to redeem a like amount of the trust securities. Under certain circumstances relating to the tax treatment of the trust or the interest payments made on the junior subordinated notes or the classification of the trust as an "investment company" under the Investment Company Act of 1940, as amended, OHI Financing may also redeem the junior subordinated notes prior to January 30, 2011 at a 7.5% premium.

        With certain exceptions relating to debt to a trust, partnership or other entity affiliated with the Company that is a financing vehicle for the Company, the junior subordinated notes and the Company's obligations under the parent guarantee are expressly subordinate to all of the Company's existing and future debt unless it is provided in the instrument creating or evidencing such debt, or pursuant to which such debt is outstanding, that such debt is not superior in right to payment of the junior subordinated notes or the obligations under the parent company's guarantee, as the case may be.

        Under the Indenture, OHI Financing will generally have to make eight consecutive Adjusted Interest Rate coupon payments (other than the eight consecutive Adjusted Interest Rate coupon payments that could be made on each of the coupon payment dates from October 30, 2008 to and including July 30, 2010) to cause an event of default under the Indenture (or in some cases six consecutive coupon payments). More specifically, the Indenture provides that the earliest an event of default could occur as a result of the payment of the Adjusted Interest Rate is (i) upon the payment of the Adjusted Interest Rate coupon for October 30, 2010, if applicable, provided there have been eight prior consecutive Adjusted Interest Rate coupons paid by OHI Financing; (ii) on either the fiscal quarter ended March 31, 2010 or the fiscal year ended June 30, 2010, if at either date both the trailing twelve months' interest coverage ratio is less than 1.25 to 1, and OHI Financing has made the six prior consecutive Adjusted Interest Rate coupon payments; or (iii) on the fiscal quarter ended September 30, 2010, if at such time both the trailing twelve months' interest coverage ratio is less than 1.75 to 1, and OHI Financing has made the eight prior consecutive Adjusted Interest Rate coupon payments. The Adjusted Interest Rate must be paid for eight (or in some instances six) consecutive coupons in order to trigger an event of default. If the interest coverage ratio test and the minimum consolidated tangible net worth test, are both met, OHI Financing would make the payment of the Regular Interest Rate for the next coupon, and the Adjusted Interest Rate test "resets" requiring OHI Financing to make eight (or in some instances six) new consecutive coupon payments at the Adjusted Interest Rate before triggering an event of default. The interest coverage ratio and minimum consolidated tangible net worth measure are not traditional financial maintenance covenants; they are only utilized in determining if the Adjusted Interest Rate or the Regular Interest Rate is applicable.

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

  •
  non-payment of any distribution on the trust's securities when it becomes due and payable, and continuance of the default for a period of 30 days;

  •
  non-payment of the redemption price of any trust's security when it becomes due and payable;

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

        Pursuant to the August 13, 2008 Supplemental Indenture, OHI Financing established a $5,000 reserve fund in September 2007 for the benefit of the holders of the trust preferred securities by posting a letter of credit with the trustee. If the adjusted interest rate is in effect for the four consecutive coupon payments ending July 30, 2009, this reserve fund must be increased by $2,500. Under certain events of default, this reserve fund may be drawn by the trustee and used in respect of the trust preferred obligations. The reserve fund may be released upon the earlier of compliance with the applicable interest coverage ratio resulting in OHI Financing paying interest at the regular interest rate rather than the adjusted interest rate, or redemption or defeasance of the notes in accordance with the terms of the Indenture.

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

Employee Retirement Plan

        On December 1, 2005, the Company adopted an unfunded, non-qualified target defined benefit retirement plan, effective as of September 1, 2005, which covers a group of management employees of the Company. The Company owns life insurance policies on all participants in the Supplemental Executive Retirement Plan ("SERP"). This SERP, which was amended on March 13, 2006, and September 27, 2007, is intended to provide the participants with an annual supplemental retirement benefit based upon their years of service with the Company and highest average compensation for five consecutive years. The annual supplemental benefit for each participant will be adjusted based on the actual performance of the SERP compared to the target. The benefit is payable for life with a minimum of ten years guaranteed. In order to qualify for normal retirement benefits, a participant must attain age 65 with at least five years of participation in the SERP. Early retirement will be permitted beginning at age 55, after five years of participation in the SERP. Early retirement benefits will be adjusted actuarially to reflect the early retirement date.

        If a participant terminates employment with the Company prior to attaining his or her normal retirement age, other than by reason of early retirement, death or disability, the participant generally will forfeit all benefits under the SERP.

        The Company can amend or terminate the SERP at any time. However, no amendment or termination will affect the participants' accrued benefits as determined in accordance with the SERP or delay any payments to a participant beyond the time that such amount would otherwise be payable without regard to the amendment.

Deferred Compensation Plan

        On December 1, 2005, the Company adopted an Executive Compensation Deferral Plan (the "Deferral Plan") effective as of June 1, 2005. Under the Plan, participants will have the ability to defer a portion of their compensation which will be credited to an account maintained by the Company for the participant. Amounts contributed by participants are always vested. Participant deferral accounts will be maintained by the Company for recordkeeping purposes only. Participants will have no interest in any assets which may be set aside by the Company to meet its obligations under the Deferral Plan.

Share Repurchase Program

        In September 2005, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The repurchases, may be made from time to time through open market purchases or privately negotiated transactions at the Company's discretion and in accordance with the rules of the Securities and Exchange Commission. Effective June 30, 2007 and pursuant to the terms and conditions of the Fourth Amendment, the Company is no longer permitted to repurchase shares of common stock.

        The Company did not repurchase any of its common stock during the fiscal years ended June 30, 2008 and 2007.

Cash Flow Statement

        Net cash provided by operating activities for the fiscal year ended June 30, 2008 was $107,834, compared to net cash used in operating activities for the fiscal year ended June 30, 2007 of $37,146. This increase was primarily attributable to approximately $54,788 of income tax refunds received during fiscal year 2008, an increase in accounts payable and other liabilities in fiscal year ended June 30, 2008 as compared to a decrease in fiscal year 2007 and a larger decrease in real estate held for development and sale in the current fiscal year as compared to the previous fiscal year. The difference in accounts payable and other liabilities was primarily due to better management of payables. The change in real estate held for development and sale was primarily due to lower spending on new land. These increases were partially offset by an increase in the net loss. Net cash provided by investing activities for the fiscal year ended June 30, 2008 was $11,628, as compared to net cash used in investing activities of $339 for the fiscal year ended June 30, 2007. This increase was primarily related to the sale of our Western region from which we received proceeds of $11,300. Net cash used in financing activities for the fiscal year ended June 30, 2008 was $67,112, compared to net cash provided by financing activities of $41,512 for the fiscal year ended June 30, 2007. The change was primarily due to net payments of loans secured by real estate assets of $72,990 in fiscal year 2008 as compared to net borrowings of loans secured by real estate assets of $46,515 in fiscal year 2007.

Lot Positions

        As of June 30, 2008, the Company owned or controlled approximately 7,229 building lots. Included in the aforementioned lots, the Company had contracted to purchase, or has under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $124,186 that are expected to yield approximately 1,847 building lots.

Undeveloped Land Acquisitions

        The process of acquiring desirable undeveloped land is extremely competitive, particularly in the northern region, mostly due to the lack of available parcels suitable for development. In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction. Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land by forfeiture of its deposit under the agreement. For the fiscal year ended June 30, 2008, the Company forfeited $2,094 of land deposits and expensed an additional $6,303 of pre-acquisition costs related to the write-off of purchase agreements with respect to undeveloped land. Included in the balance sheet captions "Inventory not owned—Variable Interest Entities" and "Land deposits and costs of future development," at June 30, 2008 the Company had $9,118 invested in 11 parcels of undeveloped land, of which $3,586 is cash deposits, a portion of which is non-refundable. At June 30, 2008, overall undeveloped parcels of land under contract had an aggregate purchase price of approximately $54,254 and were expected to yield approximately 1,006 building lots.

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

Improved Lot Acquisitions

        The process of acquiring improved building lots from developers is extremely competitive. The Company competes with many homebuilders to acquire improved building lots, some of which have greater financial resources than the Company. The acquisition of improved lots is usually less risky than the acquisition of undeveloped land as the contingencies and risks involved in the land development process are borne by the developer rather than the Company. In addition, governmental approvals are generally in place when the improved building lots are acquired.

        At June 30, 2008, the Company had contracted to purchase or had under option approximately 841 improved building lots for an aggregate purchase price of approximately $69,932. At June 30, 2008, the Company had $1,262 invested in these improved building lots, of which $1,260 is deposits. For the fiscal year ended June 30, 2008, the Company forfeited $363 of land deposits with respect to improved building lots.

        The Company expects to utilize primarily the Revolving Credit Facility as described above as well as other existing capital resources, to finance the acquisitions of undeveloped land and improved lots described above. The Company anticipates completing a majority of these acquisitions during the next several years.

Inflation

        We may be adversely affected during periods of high inflation because of higher land and construction costs. Inflation may also increase our financing, labor, and material costs. In addition, inflation is often accompanied by higher interest rates, which can have a negative impact on housing demand. While we attempt to pass to our customers increases in our costs through increased sales prices, the current industry conditions have resulted in lower sales prices in many of our markets. If we are unable to raise sales prices enough to compensate for higher costs, or if mortgage interest rates increase significantly, affecting our prospective homebuyers' ability to adequately finance home purchases, our revenues, gross margins, and net income would be adversely affected. In addition, deflation can impact the value of real estate and make it difficult for us to recover our land costs. Therefore, either inflation or deflation could adversely impact our future results of operations.

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

        Each of these items is described below or in "Critical Accounting Policies" following this section.

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

         Debt and Debt Service Guarantees.    At June 30, 2008, the Company had mortgage and other note obligations, subordinated notes, and other notes payable on the balance sheet totaling $501,851. The Company currently does not have any off-balance sheet debt service guarantees.

         Surety Bonds and Standby Letters of Credit.    As of June 30, 2008, the Company had $88,878 in surety bonds and $26,021 in outstanding standby letters of credit in favor of local municipalities or financial institutions to guarantee the construction of real property improvements or financial obligations. The surety bonds guarantee the construction of public improvements and infrastructure such as sewer, streets, traffic signals, grading, and wildlife preservations in connection with the various communities the Company is developing. Surety bonds are commonly required by public agencies from homebuilders and other real estate developers. The surety bonds and standby letters of credit are renewable and expire upon completion of the required improvements. Standby letters of credit are a form of credit enhancement that is commonly required in real estate development to secure the construction of public improvements. In the past three fiscal years, no surety bonds or standby letters of credit have been drawn on for use to satisfy the Company's obligations to perform under the agreements with the public agencies.

         Executed Contracts for Site Work and Construction Activity.    The Company has entered into site work and construction contracts with various suppliers and contractors. These contracts are for construction and development activity in the numerous communities the Company has under development, and are originated in the normal course of business. The site work contracts generally require specific performance by the contractor to prepare the land for construction and are written on a community-by-community basis. For larger communities, site work contracts are awarded in phases in order to limit any long-term commitment by the Company or its contractors. Generally, site work contracts are completed in less than one year. The Company acts as a general contractor and contracts with various subcontractors at specified prices for construction of the homes it sells. Subcontractors generally work on a piece meal basis and are not awarded contracts for a specified number of homes. These commitments are typically funded by the Company's Revolving Credit Facility and cash from operations.

Variable Interest Entities

        In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). The FASB issued a revised FIN 46 ("FIN 46-R") in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46-R, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE.

        Based on the provisions of FIN 46-R, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant deposit that is not unconditionally refundable, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created, the Company will compute expected losses and residual returns based on the probability of future cash flows as outlined in FIN 46-R. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIEs inventory will be reported as "Inventory not owned—Variable Interest Entities."

        At June 30, 2008, the Company consolidated three VIEs as a result of its options to purchase land or lots from the selling entities. The Company paid cash of $925 and issued letters of credit deposits of $125 to these VIEs and incurred additional pre-acquisition costs totaling $1,250. The Company's deposits and any costs incurred prior to acquisition of the land or lots represent the Company's maximum exposure to loss. The fair value of the VIEs inventory is reported as "Inventory not owned—Variable Interest Entities." The Company recorded $13,050 in Inventory Not Owned—Variable Interest Entities as of June 30, 2008. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $10,875 at June 30, 2008, was reported on the balance sheet as "Obligations related to inventory not owned—Variable Interest Entities." Creditors, if any, of these VIEs have no recourse against the Company.

        The Company will continue to secure land and lots using options. Excluding the deposits and other costs capitalized in connection with the VIEs discussed in the prior paragraph, the Company had total costs incurred to acquire land and lots at June 30, 2008 of approximately $10,380, including $4,846 of cash deposits. The total purchase price under these cancelable contracts or options is approximately $124,186. The maximum exposure to loss is limited to the deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

Summary of Outstanding Obligations

        The following table summarizes the Company's outstanding obligations as of June 30, 2008 and the effect such obligations are expected to have on its liquidity and cash flow in future periods. For mortgage and other note obligations, payments due by period are shown based on the expiration date of the loan.

		Payments due during fiscal year ended June 30,
							Payments due thereafter
	Total	2009	2010	2011	2012	2013
Obligations:
Mortgage and other note obligations	$501,851	$901	$395,950	$—	$—	$—	$105,000
Interest on subordinated notes	$253,690	$9,014	$9,014	$9,014	$9,014	$9,014	$208,620
Operating leases	3,976	1,821	1,060	452	373	142	128
Affordable housing contributions	175,000	100,000	75,000	—	—	—	—

Total obligations	$934,517	$111,736	$481,024	$9,466	$9,387	$9,156	$313,748

        The above table does not include certain obligations incurred in the ordinary course of business, such as trade payables.

        The above table also does not include any amounts needed to acquire lots or land under option or cancelable purchase contracts because these arrangements are completed only at the Company's discretion, subject only to loss of option or deposit amounts and costs capitalized to date. Therefore, these option and cancelable purchase contracts do not represent binding enforceable purchase obligations. As of June 30, 2008, the Company had contracted to purchase, or had under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $124,186 that are expected to yield approximately 1,847 lots.

Critical Accounting Policies

        The preparation of the Company's Consolidated Financial Statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, impairment of real estate assets, capitalization of costs, environmental liability exposure, miscellaneous litigation reserves, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because of the nature of the judgments and assumptions made, we are subject to uncertainties such as the impact of certain events, economic, environmental and political factors and changes in our business environment. Accordingly, actual results may differ from these estimates under different assumptions or conditions which could have a material impact on the carrying value of recorded assets and liabilities and the results of operations.

        The Company believes the following critical accounting policies reflect the more significant, subjective or complex judgments, and estimates used in the preparation of the Consolidated Financial Statements.

         Consolidation of Variable Interest Entities.    In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). The FASB issued a revised FIN 46 ("FIN 46-R") in December 2003 which modifies and clarifies various aspects of the original interpretations. Variable interest entities are entities controlled by another entity through means other than voting rights. FIN 46-R provides guidance on determining whether and how a business enterprise should consolidate a variable interest entity. FIN 46-R requires significant use of judgment and estimates in determining its application. See Note 1 of Notes to Consolidated Financial Statements for additional discussion of FIN 46-R.

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

        SFAS 109, Accounting for Income Taxes, ("SFAS 109") requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish a valuation allowance against deferred tax assets is assessed periodically based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, our experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

        During the fiscal year ended June 30, 2008, we established a deferred tax asset valuation allowance in the amount of $53,642. The valuation allowance was established due to the lack of objectively verifiable evidence regarding the realization of these assets in the foreseeable future. Our analysis of the need for a valuation allowance recognizes that we have incurred a cumulative loss and also considered the continued difficult current market conditions, as well as losses and impairment charges which led to the impairments of certain real estate held for development or sale.

        We believe that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. We base our estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. Changes in existing tax laws or rates could affect actual tax results and future business results, including further market deterioration, may affect the amount of deferred tax liabilities or the valuation of deferred tax assets over time. Changes that are not anticipated in our current estimates could have a material period-to-period impact on our financial position or results of operations.

         Estimates.    As more fully explained under the caption inventories and goodwill, when an impairment is indicated, impairment charges are recorded to reduce the Company's (i) real estate inventories to fair value and (ii) goodwill balances to its fair value. These impairment amounts consider estimated future cash flows which are dependent upon management's plans for future operations, recent operating results and projected cash flows, which include assumptions related to expected future demand and market conditions. The adequacy of the Company's impairment charges could be materially affected by changes in market conditions or expectations for changes in market conditions.

        Estimates of construction costs for homes closed are recorded in the period when the related home is closed. These estimates are based on detailed budgets for each home and community and historical experience and trends. If actual costs differ from those estimated at the time of closing, adjustments to cost of sales could be recorded.

        Reserves for the estimated cost of homes under warranty are recorded in the period in which the related home is closed and are based on historical experience and trends. Should actual warranty experience change, revisions to the estimated warranty liability would be required.

        Estimates for the costs to complete land development are recorded upon completion of the related land development project. Estimates for land and land development costs are allocated to development phases based on the estimated relative sales value and then allocated to the total number of lots expected to be developed within each subdivision. Such cost estimates and are based on detailed budgets for the land development project and historical experience and trends. If actual costs or the total number of lots developed changes, changes in amounts allocated to future lots in that project would be adjusted to reflect such changes.

         Revenue Recognition and Cost of Sales.    The Company primarily derives its total earned revenues from the sale of residential property. The Company recognizes residential revenue when title is conveyed to the homebuyer at the time of closing. From time to time, the Company also sells developed and undeveloped land in bulk and under option agreements. Revenues from sales of land and other real estate are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied. During fiscal years 2008, 2007 and 2006, all sales transactions met the criteria for and were accounted for utilizing the full accrual method. However, as more fully described in the Notes to the Consolidated Financial statements, two land sales where the Company retained the option to repurchase finished lots was accounted for as a financing transaction.

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

        Costs incurred for homes closed include those which are specifically identified to the home such as construction costs and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) based on the allocated cost amount to the lot sold. Allocations of such costs to the lot sold generally, include a pro rata allocation determined based on the number of lots expected to be sold; where appropriate, costs may first be allocated based on a relative sales value method and then applied to the number of lots expected to be sold. Estimates of future costs to be incurred after the completion of each sale are included in cost of sales. A change in circumstances that causes these estimates of future costs to increase or decrease significantly would affect the gain or loss recognized on future sales.

        From time to time, the Company will sell and lease back its model homes. The Company accounts for sale-leaseback transactions in accordance with the provisions of SFAS No. 98, Accounting for Leases ("Statement No. 98").

         Inventories.    Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes, indirect project costs and interest related to development and construction. We review inventories for impairment during each reporting period on a community by community basis. Where there are multiple communities located within a parcel, the impairment is determined at the overall parcel level. SFAS No. 144 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, impairment is indicated and an impairment charge should be recorded to write down the carrying amount of such asset to its fair value.

        In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, and the fair value of the land itself.

        In determining the recoverability of the carrying value of the assets in a community that we have evaluated as requiring a test for impairment, significant quantitative and qualitative assumptions are made relative to the future home sales prices, sales incentives, direct and indirect costs (including interest expected to be capitalized) and home construction and land development and the pace of new home orders. In addition, these assumptions are dependent on the specific market conditions and competitive factors for the community being tested. Our estimates are made using information available at the date of the recoverability test. However, as facts and circumstances may change in future reporting periods, our estimates of recoverability are subject to change. When impairment is indicated, we estimate the fair value of our communities using a discounted cash flow model. The determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams.

        As of June 30, 2008, there were a number of parcels which were tested for impairment as a trigger was identified. Some of these parcels included those that had previously been impaired. In some cases, the undiscounted cash flow analysis prepared by management did not indicate an impairment, requiring the asset to be written down to its fair value. However, these cash flows are subject to significant estimates and assumptions made by management. In some cases, the results of whether an impairment is indicated from the undiscounted cash flow analysis is highly sensitive to changes in assumptions. These parcels could suffer impairment in the future, and such impairment amounts could be material to the Company's results of operations and financial position.

        As noted above, when impairment is indicated, we estimate the fair value of inventory under SFAS No. 144 based on current market conditions and current assumptions made by management, which may differ materially from actual results if market conditions change. For example, further market deterioration may lead to us incurring additional impairment charges on previously impaired inventory, as well as on inventory not currently impaired but for which indicators of impairment may arise if further market deterioration occurs.

        In estimating the fair value of the property, the Company believes that a market participant would obtain financing at market rates. The financing considers cash flows to finance the original purchase price plus future expenditures and requires repayments upon sale of the constructed homes. Accordingly, the aforementioned net cash flows consider the related cash flows derived from such borrowings.

         Capitalization of Costs.    Costs capitalized include land, land development and home construction costs, real estate taxes, indirect project costs and interest related to development and construction. We evaluate amounts recorded related to option deposits and preacquisition costs to determine whether there is an indicator for impairment. In the cases where we decide to abandon a project because it is no longer probable that the Company will continue with the project, costs previously capitalized are written off as such costs will not provide any future benefits. In addition, decreases in development activity may result in a portion of capitalized costs being expensed.

         Goodwill.    In accordance with SFAS No. 142, annually in the fourth quarter and when events or changes in circumstances indicate that the carrying amount of the Company's goodwill may not be recoverable, management evaluates the recoverability of goodwill by comparing the carrying amount of the related reporting unit to its estimated fair value. Fair value was determined based on the estimated discounted future cash flows. These cash flows are significantly impacted by estimates related to current and future economic conditions, including absorption rates and margins reflective of slowing demand, as well as anticipated future demand. The amounts included in the discounted cash flow analysis are based on management's best estimate of future results. Discount rates were based on the Company's weighted average cost of capital adjusted for business risks. Due to uncertainties in the estimation process, actual results could differ significantly from such estimates. Additionally, future changes in any of these factors could result in future impairments of the remaining goodwill which could have a significant impact on our financial position and results of operations.

         Income Taxes.    As part of the process of preparing the consolidated financial statements, significant management judgment is required to estimate income taxes. Estimates are based on interpretation of tax laws. The Company estimates actual current tax due and assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. The temporary differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. See Note 9 of Notes to Consolidated Financial Statements for a discussion of income taxes. Adjustments may be required by a change in assessment of deferred tax assets and liabilities, changes due to audit adjustments by Federal and State tax authorities, and changes in tax laws. To the extent adjustments are required in any given period; the adjustments would be included within the tax provision in the statement of operations and/or balance sheet. These adjustments could materially impact our financial position and results of operations and liquidity.

         Stock Based Compensation.    Effective July 1, 2002, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Issued to Employees" ("SFAS 123"). The Company selected the prospective method of adoption as permitted by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Effective July 1, 2005 the Company adopted SFAS No. 123-R "Share-Based Payment", revised ("SFAS 123-R") which eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). See Note 10 of Notes to Consolidated Financial Statements for additional disclosure and discussion of stock-based compensation

        In December 2004, the FASB revised SFAS 123 through the issuance of SFAS No. 123-R "Share Based Payment", revised. SFAS 123-R was effective for the Company commencing July 1, 2005. SFAS 123-R, among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The fair value based method in SFAS 123-R is similar to the fair-value-based method in SFAS 123 in most respects, subject to certain key differences. As the Company previously adopted the fair value recognition provisions of SFAS 123 prospectively for all stock awards granted, commencing on July 1, 2002, the impact of the modified prospective adoption of SFAS 123-R did not have a significant impact on the financial position or results of operations of the Company. For stock options, the Company amortizes compensation expense on a graded basis over the vesting period of each option grant. The Company utilizes the Black-Scholes option pricing model to calculate the value of each option granted which forms the basis for the compensation expense to be recorded associated with stock options.

Recent Accounting Pronouncements

New Accounting Pronouncements:

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 will be effective for our fiscal year ending June 30, 2009, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date will be for our fiscal year ending June 30, 2010. The Company is currently evaluating this standard and has not yet determined what impact it would have on our consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 provides an entity with the option to measure many financial instruments and certain other items at fair value. Under the fair value option, an entity will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year ending June 30, 2009. We are currently evaluating this standard and have not yet determined what impact, if any, the fair value option would have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year ending June 30, 2010. We are evaluating the impact the adoption of SFAS 160 will have on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for our fiscal year ending June 30, 2010. We are evaluating the impact the adoption of SFAS 141(R) will have on our consolidated financial statements.

        In December 2007, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 110 ("SAB 110") to amend the SEC's views discussed in Staff Accounting Bulletin 107 ("SAB 107") regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for us beginning in the first quarter of fiscal year 2009. The Company does not expect the adoption of SAB 110 to have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities." This statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. The Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have an impact on the Company's financial statements.

        In May, 2008, The FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America. We are evaluating the impact, if any; SFAS No. 162 will have on our financial statements. This statement will be adopted by us 60 days following the SEC's approval.

        In June 2008, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company's outstanding restricted stock awards will be considered participating securities under the FSP. The FSP is effective for the Company's fiscal year beginning July 1, 2009 and requires retrospective application. The Company does not expect the adoption of the FSP to have a material impact on its reported earnings per share.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates. The Company's principal market risk exposure continues to be interest rate risk. A majority of the Company's debt is variable based on LIBOR, and, therefore, affected by changes in market interest rates. Based on current operations, an increase or decrease in interest rates of 100 basis points will result in a corresponding increase or decrease in cost of sales and interest charges incurred by the Company of approximately $3,960 in a fiscal year, a portion of which will be capitalized and included in cost of sales as homes are delivered. The Company believes that reasonably possible near-term interest rate changes will not result in a material negative effect on future earnings, fair values or cash flows of the Company.

        Our subordinated notes are fixed-rate debt and therefore changes in interest rates generally will affect the fair value of these debt instruments. As of June 30, 2008, our subordinated notes had a carrying value of $105,000 and an estimated fair value of approximately $75,000, based on fair value indications of the coupon rate of similar instruments in a similar market since there is no market quoted price for such instruments.

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

 Item 8. Financial Statements and Supplementary Data.

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	67
Consolidated balance sheets at June 30, 2008 and June 30, 2007	68
Consolidated statements of operations for the years ended June 30, 2008, 2007 and 2006	69
Consolidated statements of changes in shareholders' equity and total comprehensive (loss) income for the years ended ended June 30, 2008, 2007 and 2006	70
Consolidated statements of cash flows for the years ended June 30, 2008, 2007 and 2006	71
Notes to consolidated financial statements	72

        All other schedules have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Orleans Homebuilders, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and total comprehensive (loss) income and cash flows present fairly, in all material respects, the financial position of Orleans Homebuilders, Inc. and its subsidiaries at June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP PricewaterhouseCoopers LLP Philadelphia, PA September 30, 2008

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except par value)

	June 30, 2008	June 30, 2007
Assets
Cash and cash equivalents	$72,341	$19,991
Restricted cash—due from title company	19,269	25,483
Restricted cash—customer deposits	8,264	11,362
Real estate held for development and sale:
Residential properties completed or under construction	193,257	228,146
Land held for development or sale and improvements	359,555	511,872
Inventory not owned—variable interest entities	13,050	47,214
Inventory not owned—other financial interests	12,171	—
Property and equipment, at cost, less accumulated depreciation	1,491	2,555
Deferred taxes	—	23,480
Goodwill	4,180	4,180
Receivables, deferred charges and other assets	22,154	23,559
Land deposits and costs of future development	10,380	13,102

Total Assets	$716,112	$910,944

Liabilities and Shareholders' Equity
Liabilities:
Accounts payable	$44,916	$30,891
Accrued expenses	51,768	26,303
Deferred revenue	274	—
Customer deposits	11,856	15,392
Obligations related to inventory not owned—variable interest entities	10,875	38,914
Obligations related to inventory not owned—other financial interests	12,071	—
Mortgage and other note obligations	396,133	469,123
Subordinated notes	105,000	105,000
Other notes payable	718	787

Total Liabilities	633,611	686,410

Commitments and contingencies (See note 12)
Shareholders' Equity:
Common stock, $0.10 par, 23,000,000 shares authorized, 18,938,131 and 18,698,131 shares issued at June 30, 2008 and June 30, 2007	1,894	1,870
Capital in excess of par value—common stock	75,204	73,012
Accumulated other comprehensive loss	(816)	(1,862)
Retained earnings	7,473	154,003
Treasury stock, at cost (98,990 and 196,490 shares
held at June 30, 2008 and June 30, 2007)	(1,254)	(2,489)

Total Shareholders' Equity	82,501	224,534

Total Liabilities and Shareholders' Equity	$716,112	$910,944

See accompanying notes which are an integral part of the consolidated financial statements.

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars and shares in thousands, except per share amounts)

	For the year ended June 30,
	2008	2007	2006
Earned revenue
Residential properties	$562,183	$647,316	$975,483
Land sales	11,432	25,170	2,034
Other income	9,667	10,047	9,675

	583,282	682,533	987,192

Costs and expenses
Residential properties	553,600	613,954	761,270
Land sales	47,682	26,022	1,685
Other	7,477	6,571	6,655
Selling, general and administrative	96,430	114,527	113,673
Impairment of goodwill	—	16,334	—
Interest:
Incurred	45,977	47,776	38,095
Less capitalized	(45,236)	(47,776)	(38,095)

	705,930	777,408	883,283

(Loss) income from continuing operations before income taxes	(122,648)	(94,875)	103,909
Income tax (benefit) provision	(976)	(37,458)	40,547

(Loss) income from continuing operations	(121,672)	(57,417)	63,362
Discontinued operations:
Loss from discontinued operations, net of taxes	(21,741)	(9,433)	(321)

Net (loss) income	$(143,413)	$(66,850)	$63,041

Basic (loss) earnings per share
Continuing operations	$(6.60)	$(3.11)	$3.43
Discontinued operations	$(1.18)	$(0.51)	$(0.02)

Net (loss) earnings per share	$(7.78)	$(3.62)	$3.41
Diluted (loss) earnings per share
Continuing operations	$(6.60)	$(3.11)	$3.37
Discontinued operations	$(1.18)	$(0.51)	$(0.02)

Net (loss) earnings per share	$(7.78)	$(3.62)	$3.35
Dividends declared per share	$0.08	$0.06	$0.08

Basic weighted average shares outstanding	18,428	18,458	18,483

Diluted weighted average shares outstanding	18,428	18,458	18,824

See accompanying notes which are an integral part of the consolidated financial statements.

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
AND TOTAL COMPREHENSIVE (LOSS) INCOME
(dollars in thousands, except per share amounts)

	Years Ended June 30,
	2008		2007		2006
	Shares	Amount	Shares	Amount	Shares	Amount
Common Stock
Beginning balance	18,698,131	$1,870	18,698,131	$1,870	18,698,131	$1,870
Restricted stock award	240,000	24

Ending balance	18,938,131	$1,894	18,698,131	$1,870	18,698,131	$1,870

Additional Paid in Capital
Beginning balance		$73,012		$72,624		$70,450
Fair market value of stock options issued		2,075		1,802		195
Redeemable common stock sold/expired		—		240		649
Stock options, net		(207)		(2,955)		(115)
Tax benefit of stock option exercises		—		1,068		955
Shares awarded under Stock award plan		348		233		490
Restricted stock award		(24)		—		—

Ending balance		$75,204		$73,012		$72,624

Retained Earnings
Beginning balance		$154,003		$221,967		$160,407
FIN 48 transition adjustment		(715)		—		—
Loss on reissuance of treasury stock		(910)		—		—
Dividends to shareholders, per share 2008—$0.08, 2007—$0.06, 2006—$0.08		(1,492)		(1,114)		(1,481)
Net (loss) income		(143,413)		(66,850)		63,041

Ending balance		$7,473		$154,003		$221,967

Accumulated Other Comprehensive Loss
Beginning balance		$(1,862)		$—		$—
Adjustment for SFAS 158, net of tax		1,046		(1,862)

Ending balance		$(816)		$(1,862)		$—

Treasury Stock
Beginning balance	196,490	$(2,489)	337,324	$(4,519)	176,911	$(771)
Stock options, net	(97,500)	1,235	(221,460)	2,979	(40,000)	174
Tax benefit of stock option exercises	—	—	80,626	(949)	—	—
Treasury stock purchase	—	—	—	—	214,539	(3,984)
Shares awarded under stock award Plan	—	—	—	—	(14,126)	62

Ending balance	98,990	$(1,254)	196,490	$(2,489)	337,324	$(4,519)

Total shareholders' equity		$82,501		$224,534		$291,942

Total Comprehensive (Loss) Income
Net (loss) income		$(143,413)		$(66,850)		$63,041
Adjustment for SFAS 158, net of tax in 2007		1,046		(1,862)		—

Total Comprehensive (Loss) Income		$(142,367)		$(68,712)		$63,041

See accompanying notes, which are an integral part of the consolidated financial statements

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(143,413)	$(66,850)	$63,041
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,398	3,743	2,956
Write-off of real estate held for development and sale	116,181	76,520	—
Write-off of land deposits and costs of future development	8,760	19,664	—
Write-off of goodwill	—	16,334	—
Gain on sale of fixed assets	(363)	—	—
Amortization of note discount	—	6	68
Deferred taxes	23,480	(23,161)	3,499
Stock based compensation expense	2,423	2,161	594
Changes in operating assets and liabilities:
Restricted cash—due from title company	6,214	(179)	3,481
Restricted cash—customer deposits	3,098	(2,069)	10,807
Real estate held for development and sale	59,725	504	(227,497)
Receivables, deferred charges and other assets	2,856	(3,469)	(708)
Land deposits and costs of future developments	(12,084)	2,833	(4,224)
Accounts payable and other liabilities	40,095	(62,366)	(3,112)
Customer deposits	(3,536)	(817)	(11,529)

Net cash provided by (used in) operating activities	107,834	(37,146)	(162,624)

Cash flows from investing activities:
Purchases of property and equipment	(193)	(339)	(1,199)
Proceeds from sale of fixed assets	521	—	—
Net proceeds from disposition of business	11,300	—	—

Net cash provided by (used in) investing activities	11,628	(339)	(1,199)

Cash flows from financing activities:
Borrowings from loans collateralized by real estate assets	77,000	128,000	210,962
Repayment of loans collateralized by real estate assets	(149,990)	(81,485)	(187,384)
Borrowings from subordinated notes	—	—	105,000
Repayment of other note obligations	(69)	(2,504)	(3,583)
Financing costs of long-term debt	(4,750)	(1,527)	(3,613)
Proceeds from other financial interests	13,425	—	—
Payments on liabilities associated with other financial interests	(1,354)	—	—
Purchase of treasury stock	—	(949)	(3,984)
Proceeds from stock award plans	—	—	284
Tax benefit from exercise of stock options	—	1,068	955
Proceeds from stock options exercised	118	23	59
Common stock cash dividend paid	(1,492)	(1,114)	(1,485)

Net cash (used in) provided by financing activities	(67,112)	41,512	117,211

Net increase (decrease) in cash and cash equivalents	52,350	4,027	(46,612)
Cash and cash equivalents at beginning of year	19,991	15,964	62,576

Cash and cash equivalents at end of year	$72,341	$19,991	$15,964

Supplemental disclosure of cash flow activities:
Interest paid, net of amounts capitalized	$500	$—	$—

Income taxes (received) paid, net	$(53,549)	$8,768	$47,229

(Decrease) increase in consolidated inventory not owned	$(28,039)	$(64,722)	$24,051

See accompanying notes which are an integral part of the consolidated financial statements.

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(all dollar amounts are in thousands, except per share data or as otherwise noted)

Note 1.    Summary of Significant Accounting Policies and Basis of Presentation

        During the fiscal year ended June 30, 2008, Orleans Homebuilders, Inc. and its subsidiaries (the "Company" or "OHB") were engaged in residential real estate development in Southeastern Pennsylvania; central New Jersey; southern New Jersey; Orange County, New York; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Orlando, Florida; and Chicago, Illinois. The Company is also in the mortgage processing and community management businesses.

        During the fourth quarter of fiscal year 2008, the Company recognized additional impairment charges of $2,825 reflecting the impact of cumulative out of period adjustments. This error was related to impairments taken on the Company's residential properties and had the effect of increasing residential property expenses and reducing net income by $2,825. The Company concluded that this adjustment is not material to the consolidated financial statements for any prior period nor to the fourth quarter of fiscal year 2008.

        A summary of the significant accounting principles and practices used in the preparation of the consolidated financial statements is as follows:

Principles of consolidation

        The consolidated financial statements include the accounts of the Company and its controlled subsidiaries. Equity investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method of accounting. Investments in which the Company does not exercise significant influence over the investee are accounted for using the cost method of accounting. Intercompany transactions are eliminated.

        Certain prior year amounts have been reclassified to conform to the fiscal year 2008 presentation.

Cash and Cash Equivalents

        The Company considers all highly liquid instruments purchased with an initial maturity of three months or less to be cash equivalents.

Restricted Cash

        Restricted cash consists of customer deposits on home sales held in restricted accounts until title transfers to the homebuyer, as required by the state and local governments in which the homes were sold. In addition, restricted cash includes amounts in transit from title companies for transactions closed at or near year-end.

Earned revenues from real estate transactions

        The Company recognizes revenues from sales of residential properties at the time of closing. The Company also sells developed and undeveloped land in bulk and under option agreements. Revenues from sales of land and other real estate are recognized when the Company has received an adequate cash down payment and all other conditions necessary for profit recognition have been satisfied. During the three years ended June 30, 2008, 2007, and 2006, all sales transactions met the criteria for and were accounted for utilizing the full accrual method.

        To the extent that certain sales or portions thereof do not meet all conditions necessary for profit recognition, the Company uses other methods to recognize profit, including the percentage-of-completion, cost recovery and the deposit methods. These methods of profit recognition defer a portion or all of the profit to the extent it is dependent upon the occurrence of future events.

        From time to time, the Company will sell and lease back its model homes. The Company accounts for sale-leaseback transactions in accordance with the provisions of SFAS No. 98, "Accounting for Leases" ("Statement No. 98"). If all other conditions for profit recognition are satisfied and (i) the leaseback is minor, profit will be recognized at the time of sale or (ii) if the leaseback is other than minor but the Company retains less than substantially all of the economic benefits, than profit will be recognized over the lease term, subject to certain limitations. If a loss is indicated by the terms of the transaction, then the loss will be recognized at the time of the sale leaseback.

Real estate capitalization and cost allocation

        Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to estimated fair value. Costs include land and land improvements, direct construction costs and development costs, including predevelopment costs, interest on indebtedness, real estate taxes, insurance, construction overhead and indirect project costs. Advertising costs are expensed as incurred.

        Costs incurred for homes closed include those which are specifically identified to the home such as construction costs and all applicable land acquisition, land development and related costs (both incurred and estimated to be incurred) based on the allocated cost amount to the lot sold. Allocations of such costs to the lot sold generally, include a pro rata allocation determined based on the number of lots expected to be sold; where appropriate, costs may first be allocated based on a relative sales value method and then applied to the number of lots expected to be sold. Estimates of future costs to be incurred after the completion of each sale are included in cost of sales. A change in circumstances that causes these estimates of future costs to increase or decrease significantly would affect the gain or loss recognized on future sales.

        Land and land improvements applicable to condominiums, townhomes and single-family homes, are transferred to construction in progress when construction commences.

        Interest costs included in costs and expenses of residential properties and land sold in continuing operations for fiscal years 2008, 2007 and 2006 were $30,050, $18,311, and $15,160, respectively.

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

        Intangible assets that have finite useful lives will be amortized over their useful lives. Currently, the Company has no intangible assets that have finite useful lives. In accordance with SFAS 142, annually in the fourth quarter and when events or changes in circumstances indicate that the carrying amount of the Company's goodwill may not be recoverable, management evaluates the recoverability of goodwill by comparing the carrying amount of the related reporting unit to its estimated fair value.

Variable Interest Entities:

        The Company has a number of land purchase contracts, sometimes referred to herein as "land purchase agreements," "purchase agreements," "options" or "option agreements," and several investments in unconsolidated entities which it evaluates in accordance with FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," as amended by FIN 46R ("FIN 46R"). Pursuant to FIN 46R, an enterprise that absorbs a majority of the expected losses or receives a majority of the expected residual returns of a variable interest entity ("VIE") is considered to be the primary beneficiary and must consolidate the VIE. A VIE is an entity with insufficient equity investment or in which the equity investors lack some of the characteristics of a controlling financial interest. For land purchase contracts with sellers meeting the definition of a VIE, the Company performs a review to determine which party is the primary beneficiary of the VIE. This review requires substantial judgment and estimation. These judgments and estimates involve assigning probabilities to various estimated cash flow possibilities relative to the entity's expected profits and losses and the cash flows associated with changes in the fair value of the land under contract.

Advertising costs

        The total amount of advertising costs charged to selling, general and administrative expense was $9,657, $11,439 and $10,797 for fiscal years 2008, 2007, and 2006, respectively. The Company's advertising costs are expensed as incurred.

Property and Equipment

        Property and equipment are recorded at cost. The assets are depreciated over their estimated useful lives using the straight-line method. At the time property and equipment are disposed of, the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to earnings. The estimated useful life for the Company's property and equipment generally ranges from three years to seven years. The estimated useful life for leasehold improvements is generally five years or the life of the lease, whichever is shorter.

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

Inventories

        Inventories are stated at cost unless the inventory within a community is determined to be impaired, in which case the impaired inventory is written down to fair value. Inventory costs include land, land development and home construction costs, real estate taxes and interest related to development and construction. The Company reviews inventories for impairment during each reporting period on a community by community basis. Where there are multiple communities located within a parcel, the impairment is determined at the overall parcel level. SFAS No. 144 requires that if the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, impairment is indicated and an impairment charge should be recorded to write down the carrying amount of such asset to its fair value.

        In conducting the review for indicators of impairment on a community level, the Company evaluates, among other things, the margins on homes that have been delivered, margins under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, and the estimated fair value of the land itself.

        In determining the recoverability of the carrying value of the assets in a community that the Company has evaluated as requiring a test for impairment, significant quantitative and qualitative assumptions are made relative to the future home sales prices, sales incentives, direct and indirect costs (including interest expected to be capitalized) and home construction and land development and the pace of new home orders. In addition, these assumptions are dependent on the specific market conditions and competitive factors for the community being tested. The Company's estimates are made using information available at the date of the recoverability test. However, as facts and circumstances may change in future reporting periods, the estimates of recoverability are subject to change. When impairment is indicated, the Company estimates the fair value of its communities using a discounted cash flow model. The determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams.

        As noted above, when impairment is indicated, the Company estimates the fair value of inventory under SFAS 144 based on current market conditions and current assumptions made by management, which may differ materially from actual results if market conditions change. For example, further market deterioration may lead to additional impairment charges on previously impaired inventory, as well as on inventory not currently impaired but for which indicators of impairment may arise if further market deterioration occurs.

        As of June 30, 2008, there were a number of parcels which were tested for impairment as a trigger was identified. Some of these parcels included those that had previously been impaired. In some cases, the undiscounted cash flow analysis prepared by management did not indicate an impairment, requiring the asset to be written down to its fair value. However, these cash flows are subject to significant estimates and assumptions made by management. In some cases, the results of whether an impairment is indicated from the undiscounted cash flow analysis is highly sensitive to changes in assumptions. These parcels could suffer impairment in the future, and such impairment amounts could be material to the Company's results of operations and financial position.

        In estimating the fair value of the property, the Company believes that a market participant would obtain financing at market rates. The financing considers cash flows to finance the original purchase price plus future expenditures and requires repayments upon sale of the constructed homes. Accordingly, the aforementioned net cash flows consider the related cash flows derived from such borrowings.

Stock-Based Compensation

        Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS No. 123(R) requires the recognition of the fair value of stock compensation in net income. SFAS 123(R), among other things, eliminates the alternative to use the intrinsic value method of accounting for stock based compensation and requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). The fair value based method in SFAS 123(R) is similar to the fair-value-based method in SFAS No. 123 in most respects, subject to certain key differences. As the Company previously adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock awards granted, commencing on July 1, 2002 as provided under SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", the impact of the modified prospective adoption of SFAS 123(R) did not have a significant impact on the financial position or results of operations of the Company. See Note 10 for additional disclosure and discussion of stock-based compensation.

Product Warranty

        Warranty and similar reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. The Company regularly monitors its warranty reserve and makes adjustments in order to reflect changes in trends and historical data as information becomes available. Warranty reserves are included in accrued expenses in the consolidated balance sheets.

Income taxes

        Income taxes are accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes", ("SFAS 109"). The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted. SFAS 109 requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed periodically by the Company based on the SFAS 109 more-likely-than-not realization threshold criterion. In the assessment for a valuation allowance, appropriate consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, excess of appreciated asset value over the tax basis of net assets, the duration of statutory carryforward periods, the Company's experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives. In making such assessments, significant weight is given to evidence that can be objectively verified.

        At June 30, 2007, the Company's net deferred tax asset was $23,480. Due to the continuing challenging market conditions in the homebuilding industry, in the period ending March 31, 2008, the Company recorded a $43,544 valuation allowance on its deferred tax assets, representing those deferred tax asset amounts for which ultimate realization is dependant upon the generation of future taxable income during the periods in which the related temporary differences become deductible. During the quarter ended June 30, 2008, the Company updated its assessment and recorded an additional $10,098 valuation allowance for deferred tax assets primarily created during the three months ended June 30, 2008. The total valuation allowance at June 30, 2008 was $53,642. The valuation allowance was established due to the lack of evidence regarding the realization of these assets in the foreseeable future.

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

        As of July 1, 2007, the Company adopted the provisions of FIN 48. The Company recognized the cumulative effect of applying its provisions by reducing its July 1, 2007 retained earnings opening balance by $715 with a corresponding increase to the appropriate tax liability accounts. The amount of unrecognized tax benefit as of July 1, 2007 after the FIN 48 adjustment was $2,535. This amount relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate of the Company. The Company's unrecognized tax liability results primarily from the varying application of statutes, regulations and interpretations including recent state tax cases regarding similar issues.

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

Disclosures about fair value of financial instruments

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose the estimated fair market value of its financial instruments. The Company believes that the carrying value of its financial instruments (primarily mortgage notes payable) approximates fair market value with the exception of its subordinated notes. See note 15 for additional disclosure of fair value.

Segment reporting

        SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the manner in which public enterprises report segment information about operating segments. The Company has determined that its operations primarily involve four reportable homebuilding segments operating in 11 markets. See Note 14 for additional disclosure and discussion of segment reporting.

Management's estimates and assumptions

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Pronouncements:

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 provides guidance for using fair value to measure assets and liabilities. SFAS 157 will be effective in fiscal year ending June 30, 2009, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis, for which the effective date will be fiscal year ending June 30, 2010. The Company is currently evaluating this standard and has not yet determined what impact it would have on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 provides an entity with the option to measure many financial instruments and certain other items at fair value. Under the fair value option, an entity will report unrealized gains and losses on those items at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, which for the Company is the fiscal year ending June 30, 2009. The Company is currently evaluating this standard and has not yet determined what impact, if any, the fair value option would have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for fiscal year ending June 30, 2010. The Company is evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for fiscal year ending June 30, 2010. The Company is evaluating the impact the adoption of SFAS 141(R) will have on its consolidated financial statements.

        In December 2007, the United States Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 110 ("SAB 110") to amend the SEC's views discussed in Staff Accounting Bulletin 107 ("SAB 107") regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB 110 is effective for beginning in the first quarter of fiscal year 2009.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB 133, Accounting for Derivative Instruments and Hedging Activities." This statement requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. The Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have an impact on the Company's financial statements.

        In May, 2008, The FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." This statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America. The Company is evaluating the impact, if any; SFAS No. 162 will have on its financial statements. This statement will be adopted by the Company 60 days following the SEC's approval.

        In June 2008, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method. The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings. The Company's outstanding restricted stock awards will be considered participating securities under the FSP. The FSP is effective for the Company's fiscal year beginning July 1, 2009 and requires retrospective application. The Company does not expect the adoption of the FSP to have a material impact on its reported earnings per share.

Note 2.    Discontinued Operations

        On December 31, 2007, the Company committed to exiting its Arizona market and, in connection with this decision, on that date, disposed of its entire land position and its related work-in-process homes in Arizona, which constituted substantially all of its assets in Arizona. The Company has historically reported this business as the western region operating segment. The disposed work-in-process inventory and land assets constituted substantially all of the Company's assets in the western region. As such, all charges associated with the western region are included as a discontinued operation.

        As the western region represented a component of the Company's business, the consolidated financial statements have been reclassified for all periods presented to present this business as discontinued operations. Prior to the sale, during the second quarter of fiscal year 2008, an impairment charge of $20,706 was recognized to reduce the carrying value of the land and work-in-process sold to its fair value less costs to sell. Costs and expenses directly associated with this business have been reclassified as discontinued operations on the consolidated statements of operations. Corporate expenses such as general corporate overhead have not been allocated to discontinued operations. Interest in cost of sales was $4,140 in fiscal year 2008. Interest incurred and capitalized during fiscal years ended June 30, 2008, 2007 and 2006 was $995, $2,168 and $934, respectively.

        Summarized financial information for the western region is set forth below:

	For the year ended June 30,
	2008	2007	2006
Operating loss	$(21,741)	$(15,655)	$(493)
Tax benefit	—	(6,222)	(172)

Net loss from discontinued operations	$(21,741)	$(9,433)	$(321)

        As further discussed in Note 9, the Company allocates its total tax provision between continuing and discontinued operations. No tax provision for the fiscal year ended June 30, 2008 has been allocated to discontinued operations.

        Discontinued operations have not been segregated in the condensed consolidated statement of cash flows. Therefore, amounts for certain captions will not agree with respective data in the consolidated statements of operations.

Note 3.    Certain Transactions with Related Parties

        During fiscal year 2003 the Company entered into two separate ten year leases for the rental of office space with a company that is controlled by Mr. Orleans. The Company took possession of the leased premises in May 2004 at which time the lease term began. The annual rental for the leased office space is $112 and escalates to $128 after the fifth year of the lease. The Company is also responsible to pay its pro rata share of common area maintenance costs.

        The Company places some of its corporate insurance through A.P. Orleans Insurance Agency, Inc., of which Mr. Orleans is the sole stockholder. The Company also uses A.P. Orleans Insurance Agency, Inc. to purchase surety bonds that the Company is required to maintain with various municipalities as part of its ongoing operations as a developer on specific projects in those municipalities. The Company paid premiums and fees associated with insurance policies and surety bonds provided by the entity controlled by Mr. Orleans of $1,622, $2,013, and $2,109 during fiscal years 2008, 2007, and 2006, respectively.

        The Company leases office space and obtains real estate title insurance for various parcels of land acquired by the Company from companies controlled by Mr. Russell Parker, the former president of the Company's subsidiary, PLC. The annual rental for the office space leased from an entity partially owned by Mr. Parker was $147, $129 and $129 for fiscal years 2008, 2007 and 2006, respectively. The rental expense is considered to approximate a fair market value rental. The Company paid real estate title insurance premiums to an entity formerly controlled by Mr. Parker, of approximately $20, and $173 for fiscal years 2007 and 2006, respectively. No premiums were paid to this real estate title insurance company in fiscal year 2008. This real estate title insurance company has had no operations since September 2006.

        Real estate title insurance paid by the Company is capitalized as a cost of acquiring the specific parcel in accordance with the Company's real estate capitalization and cost allocation policies and is subsequently expensed as part of cost of sales upon consummation of sales to the third party homebuyers. See Note 1 for a discussion of these policies.

        In November 2006, the Company entered into an agreement of sale to purchase 23 townhouse lots from Mr. Parker. The purchase price is calculated at 20% of the net sales price, less lot improvement costs, and is payable on a per lot basis at the time of conveyance of a completed home on the improved lot to a third party purchaser. During the fiscal year ended June 30, 2008, the Company closed on five of these lots. At the time of the closings, the Company paid Mr. Parker a total of $125.

        During the fiscal year ended June 30, 2008, the Company discovered that it had overcharged Mr. Orleans for his personal use of the Company plane during the fiscal years ended June 30, 2008, 2007, 2006 and 2005. The overcharge occurred due to the Company charging Mr. Orleans based on the full absorption method rather than based on incremental costs. At June 30, 2008, the Company accrued $1,046 for this overcharge. This amount was paid to Mr. Orleans subsequent to year end.

Note 4.    Goodwill

        As of June 30, 2008, the Company performed an impairment evaluation related to the goodwill that arose from the PLC acquisition made in the southern region. This goodwill represents the remaining goodwill reflected in the Company's balance sheet after impairments taken in 2007.

        During the fiscal year ended June 30, 2007, the Company performed impairment evaluations related to the goodwill that arose from the Realen Homes, PLC and Masterpiece Homes acquisitions.

        The assessments were performed in accordance with SFAS No. 142. Management evaluated the recoverability of the goodwill by comparing the carrying value of the Company's reporting units to their fair value. Fair value was determined based on the discounted future cash flows. These cash flows are significantly impacted by estimates related to current and future economic conditions, including absorption rates and margins reflective of slowing demand, as well as anticipated future demand. The amounts included in the discounted cash flow analysis are based on management's best estimate of future results. Discount rates were based on the Company's weighted average cost of capital adjusted for business risks. Due to uncertainties in the estimation process, actual results could differ significantly from such estimates. Additionally, future changes in any of these factors could result in future impairments of the remaining goodwill.

        As a result of the assessment, the Company recorded an impairment charge to reduce goodwill of $16,334 during fiscal year 2007, consisting of $13,327 and $3,007 related to the Realen Homes and Masterpiece Homes acquisitions, respectively. Below is a rollforward of goodwill by region for the fiscal year ended June 30, 2007:

	North	South	Midwest	Florida	Total
Balance at June 30, 2006	$7,918	$4,180	$5,409	$3,007	$20,514
Fiscal year 2007 goodwill impairment	(7,918)	—	(5,409)	(3,007)	(16,334)

Balance at June 30, 2007	$—	$4,180	$—	$—	$4,180

        There were no changes to goodwill during the fiscal year ended June 30, 2008.

Note 5.    Real Estate Held for Development and Sale

        A summary of real estate held for development and sale is as follows:

	As of June 30,
	2008	2007
Condominiums and townhomes	$28,166	$22,751
Single family homes	165,091	205,395
Land held for development or sale and improvement	359,555	511,872
Inventory not owned—variable interest entities	13,050	47,214
Inventory not owned—other financial interests	12,171	—

Total real estate held for development and sale	$578,033	$787,232

Variable Interest Entities

        In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). The FASB issued a revised FIN 46 ("FIN 46-R) in December 2003 which modifies and clarifies various aspects of the original interpretations. A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are protected from absorbing expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46-R, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE.

        Based on the provisions of FIN 46-R, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant deposit that is not unconditionally refundable, a VIE is created under condition (ii) (b) of the previous paragraph. The Company has been deemed to have provided subordinated financial support, which refers to variable interests that will absorb some or all of an entity's expected theoretical losses if they occur. For each VIE created, the Company will perform an analysis of the expected losses and residual returns based on the probability of future cash flows based on the expected variability as outlined in FIN 46-R. If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet. The fair value of the VIEs inventory, generally believed to be the purchase price of the land under option, will be reported as "Inventory not owned—Variable Interest Entities."

        At June 30, 2008, the Company consolidated three VIEs as a result of its options to purchase land or lots from the selling entities. The Company paid cash of $925 and issued letters of credit of $125 to these VIEs and incurred additional pre-acquisition costs totaling $1,250. The Company's deposits and any costs incurred prior to acquisition of the land or lots represent the Company's maximum exposure to loss. The fair value of the VIEs inventory, determined as of the date of consolidation, is reported as "Inventory not owned—Variable Interest Entities." The Company recorded $13,050 in Inventory Not Owned—Variable Interest Entities as of June 30, 2008. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $10,875 at June 30, 2008, was reported on the balance sheet as "Obligations related to inventory not owned—Variable Interest Entities." Creditors, if any, of these VIEs have no recourse against the Company.

        At June 30, 2007, the Company consolidated ten VIEs as a result of its options to purchase land or lots from the selling entities. The Company paid cash or issued letters of credit deposits to these VIEs totaling $5,264 and incurred additional pre-acquisition costs totaling $3,088. The Company's deposits and any costs incurred prior to acquisition of the land or lots represent the Company's maximum exposure to loss. The fair value of the VIEs inventory, determined as of the date of consolidation, is reported as "Inventory not owned—Variable Interest Entities." The Company recorded $47,214 in Inventory Not Owned—Variable Interest Entities as of June 30, 2007. The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $38,914 at June 30, 2007, was reported on the balance sheet as "Obligations related to inventory not owned—Variable Interest Entities."

        The Company will continue to secure land and lots using options. Excluding the deposits and other costs capitalized in connection with the VIEs discussed in the prior paragraph, the Company had total costs incurred to acquire land and lots at June 30, 2008 of approximately $10,380, including $4,846 of cash deposits.

        The total purchase price under cancelable contracts or options is approximately $124,186. The maximum exposure to loss is limited to the deposits, although some deposits are refundable, and costs incurred prior to the acquisition of the land or lots.

Other Financial Interests

        Sold land that is subject to an option agreement is accounted for using the finance method of accounting. The option provides the Company with the option, but not the obligation, to repurchase individual lots on a periodic lot takedown schedule. Details of the financing method of accounting are described below:

  •
  The costs associated with the land parcel at the time it is sold are reported in 'Inventory not owned—Other Financial Interests' on the Company's consolidated balance sheet.

  •
  The cash received from the buyer is reported as a liability within 'Obligations related to inventory not owned—Other Financial Interests' on the Company's consolidated balance sheet. The liability is accreted at an interest rate consistent with the Company's effective borrowing rate over the life of the option. The Company will report interest incurred in connection with the accretion of the liability. Interest incurred will be subject to capitalization into Inventory not owned—other financial interests.

  •
  The lot purchase price under the option includes both the amount to repurchase the land sold at its original cost to the buyer plus interest, as well as improvements made by the buyer subsequent to his purchase and prior to the Company's repurchase. Upon exercise of the option, the amount of the lot purchase price attributable to the original cost to the buyer plus interest will be applied to the accreted liability. The amount of the lot purchase price in excess of the accreted liability represents reimbursement to the buyer for lot improvement costs and will be capitalized within land held for development or sale and improvements. The cost of the lot within land held for development or sale and improvements will be expensed through cost of residential properties and land sold in accordance with the Company's policy.

  •
  Upon termination or expiration of the option, the Company will recognize land sales revenue and cost of land sales.

Sold and Unsold Residential Properties

        Sales status of residential properties completed or under construction is as follows:

	As of June 30,
	2008	2007
Under contract for sale	$109,980	$126,856
Unsold	83,277	101,290

Total residential property completed or under construction	$193,257	$228,146

Impairments

        As more fully discussed in note 1, the Company accounts for its real estate held for development and sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Recoverability of real estate held for development and sale is measured by comparing the carrying value to the future undiscounted net cash flows expected to be generated by the asset. The impairment loss is the difference between the book value of the assets and the estimated fair value determined on a discounted cash flow basis. Estimated cash flows are discounted at a rate commensurate with the inherent risk of the assets and cash flows, which approximates fair value. The estimates used in the determination of the estimated cash flows and fair value of the asset are based on factors known to the Company at the time such estimates are made and the Company's expectations of future operations. These estimates of cash flows are significantly impacted by estimates of the amounts and timing of revenues and costs and other factors, which, in turn, are impacted by local market economic conditions and the actions of competitors. Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, the Company may be required to recognize additional impairments related to these assets or other assets.

        As of June 30, 2008, there were a number of parcels which were tested for impairment as a trigger was identified. Some of these parcels included those that had previously been impaired. In some cases, the undiscounted cash flow analysis prepared by management did not indicate an impairment, requiring the asset to be written down to its fair value. However, these cash flows are subject to significant estimates and assumptions made by management. In some cases, the results of whether an impairment is indicated from the undiscounted cash flow analysis is highly sensitive to changes in assumptions. These parcels could suffer impairment in the future, and such impairment amounts could be material to the Company's results of operations and financial position.

        When impairment is indicated, the Company estimates the fair value of inventory under SFAS No. 144 based on current market conditions and current assumptions made by management, which may differ materially from actual results if market conditions change. For example, further market deterioration may lead the Company to incur additional impairment charges on previously impaired inventory, as well as on inventory not currently impaired but for which indicators of impairment may arise if further market deterioration occurs.

        In estimating the fair value of the property, the Company believes that a market participant would obtain financing at market rates. The financing considers cash flows to finance the original purchase price plus future expenditures and requires repayments upon sale of the constructed homes. Accordingly, the aforementioned net cash flows consider the related cash flows derived from such borrowings.

        The following table represents inventory impairments by region included in continuing operations for the fiscal years ended June 30, 2008, 2007 and 2006:

	Year Ended June 30,
	2008		2007		2006
	Communities	Impairment	Communities	Impairment	Communities	Impairment
Northern	15	$21,233	10	$16,460	1	$600
Southern	12	11,449	11	5,780	—	—
Midwestern	9	19,004	5	15,053	—	—
Florida	6	7,233	7	25,494	1	1,277

Total	42	$58,919	33	$62,787	2	$1,877

        The Company also incurred impairments of $13,733 related to its discontinued operation in fiscal year ended June 30, 2007.

        During the fiscal year ended June 30, 2008, the Company received proceeds on the sale of land of $36,157. Of the $36,157 received, $11,432 was recognized as land sales revenue; $11,300 related to proceeds in the Company's western region and was included in discontinued operations; and $13,425 related to two parcels of land that were sold and subsequently subject to an option agreement and are accounted for as financing transactions.

        Prior to the closing of certain of the land sales that took place during the fiscal year ended June 30, 2008, the Company recorded asset impairments on the land to be sold as follows:

	Year Ended June 30, 2008
	Parcels	Impairment
Southern	2	$5,008
Midwestern	2	23,163
Florida	4	8,385

Total	8	$36,556

        The Company also incurred land impairments of $20,706 related to one parcel in the disposition of its discontinued operation in the fiscal year ended June 30, 2008.

Note 6.    Property and Equipment

        Property and equipment consists of the following:

	As of June 30,
	2008	2007
Property and equipment	$7,381	$7,978
Less: Accumulated depreciation	(5,890)	(5,423)

Total property and equipment	$1,491	$2,555

        Depreciation expense, included in Other Costs and Expenses on the Company's Consolidated Statements of Operations, was $1,092, $1,120 and $1,271 during fiscal years 2008, 2007 and 2006, respectively.

Note 7.    Debt Obligations

        The following table summarizes the components of the Company's outstanding Debt Obligations:

			Outstanding Balance June 30,
	Final Maturity Date Fiscal Year	Annual Effective Interest Rate
			2008	2007
Mortgage and other note obligations	2010	variable	$396,133	$469,123

Subordinated notes—September 2005	2036	8.52%	30,000	30,000
Subordinated notes—November 2005	2036	8.61%	75,000	75,000

Subtotal subordinated note			$105,000	$105,000

Other notes payable—property and equipment	2009	variable	$718	$787

        The maximum balance outstanding under the Revolving Credit Facility, Subordinated notes, construction and inventory loan agreements at any month end during fiscal years 2008, 2007 and 2006 was $599,900, $617,122 and $623,606, respectively. The average month end balances of those obligations during fiscal years 2008, 2007 and 2006 was $556,298, $592,534 and $523,612, respectively, bearing interest at an approximate average annual rate of 7.46%, 7.74% and 6.85%, respectively.

        As of June 30, 2008, the Company had $395,950 outstanding and $160,363 of borrowing capacity under its secured revolving credit facility discussed below. As of June 30, 2008, the Company had borrowings in excess of availability of $20,411. On July 11, 2008, the Company made a payment of $13,000, which reduced its borrowings in excess of capacity to $7,411. In addition, approximately $28,687 of letters of credit and other assurances of the availability of funds have been provided under the Revolving Credit Facility, as defined below. A majority of the Company's debt is variable rate, primarily based on 30-day LIBOR, and therefore, the Company is exposed to market risk in connection with interest rate changes. At June 30, 2008, the 30-day LIBOR rate of interest was 2.4625%.

        See note 5 for a discussion of obligations related to inventory not owned—other financial interests

Revolving Credit Facility

        On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc., as guarantor, entered into a Revolving Credit Loan Agreement for a Senior Secured Revolving Credit and Letter of Credit Facility with various banks as lenders (as amended and restated and further amended, the "Revolving Credit Facility"). The Revolving Credit Loan Agreement was amended on January 24, 2006, via the Amended and Restated Revolving Credit Loan Agreement (the "Amended Credit Agreement"). The Amended Credit Agreement increased the borrowing limit from $500,000 to $650,000. A subsequent amendment reduced the borrowing limit to $585,000. In connection with the Amended Credit Agreement, Orleans Homebuilders, Inc. executed a Guaranty, which was amended on September 6, 2007,and amended and restated on September 30, 2008. The Amended and Restated Credit Agreement was amended on November 1, 2006 (the "First Amendment"), February 7, 2007 (the "Second Amendment"), May 8, 2007 (the "Third Amendment"), September 6, 2007 (the "Fourth Amendment"), December 21, 2007 (the "Fifth Amendment"), a limited waiver (the "waiver letter") to the Amended Credit Agreement, which was extended on September 15, 2008, and amended and restated in the Second Amended and Restated Revolving Credit Loan Agreement, dated September 30, 2008 (the "Second Amended Credit Agreement").

        Pursuant to the Fourth Amendment, and subject to the terms of the Revolving Credit Agreement, approximately $447,300 of the $585,000 Revolving Credit Facility has a maturity date of December 20, 2009 and the remaining $137,700 had a maturity date of December 20, 2008. Borrowings and advances under the Revolving Credit Facility accrued interest on a per annum basis equal to the LIBOR Market Index Rate plus a non-default variable spread ranging from 165 basis points to 275 basis points, depending upon the Company's leverage ratio. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. At June 30, 2007, the interest rate was 7.820%, which included a 250.0 basis point spread.

Waiver

        Absent the deferred tax asset valuation allowance of $43,500 during the March 31, 2008 fiscal quarter, the Company would have been in compliance with all of the financial covenants in the Amended Credit Agreement at March 31, 2008. However, as a result of the deferred tax asset valuation allowance, absent the waiver letter dated May 9, 2008, as extended on September 15, 2008, the Company would have been in default of the minimum consolidated tangible net worth, maximum leverage ratio, and maximum land to consolidated adjusted tangible net worth ratio covenants set fort in the Amended Credit Agreement at March 31, 2008 (the "Subject Covenants"). Subject to certain limitations, the waiver letter temporarily waived compliance with the Subject Covenants generally from January 1, 2008 to September 30, 2008 (the "Waiver Period"), unless another event of default occurs or the Company fails to comply with the covenants in the waiver letter.

        In the waiver letter, the Company also agreed that it will act in good faith and use its best efforts to work with the agent lender during the Wavier Period to identify a material group of assets in its borrowing base for reappraisal prior to September 15, 2008, which have been completed and account for approximately 35% of the Company's collateral assets.

Second Amended Credit Agreement:

        On September 30, 2008, the Company entered into the Second Amended Credit Agreement which provides, among other things, that:

  •
  The maturity date is December 20, 2009 for all lenders.

  •
  The amount of the Revolving Credit Facility is $440,000, except that the amount of the Revolving Credit Facility will be $425,000 through December 31, 2008, and $415,000 from July 1, 2009 through December 20, 2009, unless otherwise permanently reduced as a result of certain required prepayments. The amount actually available under the Revolving Credit Facility is also subject to the borrowing base availability requirements in the Revolving Credit Facility.

  •
  The letter of credit sublimit is reduced to $60,000.

  •
  The swing line limit is reduced to $10,000.

  •
  The unused fee is increased to 0.35%.

  •
  The interest rate is changed to the LIBOR interest rate plus 5.0%.

  •
  A fee will be earned and payable on September 15, 2009 equal to 8.0% per annum, calculated on a daily basis, of the difference between $250,000 and the aggregate level of the lenders' lending commitments under the Revolving Credit Facility as they exist from time to time between September 30, 2008 and the earlier of September 15, 2009 and the date the commitments are permanently reduced to $250,000; however this fee will be reduced by 80% if the aggregate level of commitments on or before September 15, 2009 have been permanently reduced to $250,000.

  •
  If the Company's indebtedness is not paid in full by December 20, 2009, a separate fee will be earned and payable on December 20, 2009 equal to 8.0% per annum, calculated on a daily basis,

    of the difference between $250,000 and the average daily outstanding cash borrowing as they exist from time to time after September 15, 2009.

  •
  The letter of credit fees were changed to be the applicable spread, with the issuer retaining an issuance fee of 0.125%.

  •
  The borrowing base calculation was amended to increase the maximum percentages for certain asset classes.

  •
  Both of the leverage covenants, the debt service coverage ratio covenant and the units in inventory covenant were eliminated.

  •
  The minimum consolidated tangible net worth covenant was lowered to be not less than $75,000, (1) reduced by the sum of (a) inventory impairments under GAAP on assets in the borrowing base taken by the Company and recorded after March 31, 2008, plus (b) the amount of any interest incurred less the amount of interest capitalized under Statement of Financial Accounting Standard No. 34 ("SFAS 34"), and recorded after March 31, 2008, plus (c) any additional deferred tax asset valuation reserves recorded after March 31, 2008 (provided that clauses (a) and (c) are limited to an aggregate amount not to exceed $30,000), plus (d) any impairments or write-offs relating to tangible assets or pre-acquisition costs not contained in the borrowing base recorded after March 31, 2008, and (2) increased by the sum of (x) any favorable adjustment recorded after March 31, 2008, to the deferred tax asset valuation allowance as reported in the Company's third quarter fiscal 2008 financials, plus (y) 50% of positive quarterly net income after March 31, 2008 plus (z) 50% of any net securities proceeds received by the Company and the borrowers under the Revolving Credit Facility after March 31, 2008. However, in no event may the consolidated tangible net worth, after taking into account the reductions and increases above, at any time be less than $35,000.

  •
  The minimum liquidity level is reduced to $15,000.

  •
  The minimum cash flow from operations ratio is reduced and the related definition of debt service was amended to exclude any amortized deferred financing costs related to all amendments to the Amended Credit Agreement, the Second Amended Credit Agreement and/or the trust preferred securities and any future amendments to any of the foregoing.

  •
  A $5,000 limit was put on the Company's cash available for joint ventures, however, the Company may invest 50% of any net securities proceeds raised by the Company after March 31, 2008 in joint ventures that are non-recourse to the Company and may maintain current investments in cost-sharing arrangements or partnerships already in existence.

  •
  The maximum amount of cash or cash equivalents (excluding cash at title companies) the Company is allowed to maintain was set at a maximum of $32,500 for any consecutive five-day period.

  •
  The borrowers may purchase (a) up to $8,000 of real estate (whether purchase money or otherwise) in the normal course of business, consistent with projections provided to the lenders and (b) improved land (i.e., finished lot takedowns and/or controlled rolling lot options) purchased by the borrowers in the normal course of business, consistent with the projections provided to the Lenders.

        The Company also agreed that no dividends or distributions will be paid, no subordinated debt will be repaid, except for interest payable on such debt, and limitations were placed on purchases of additional land, including the method for financing such land.

        The lenders have agreed to allow the Company to pursue second lien indebtedness in certain limited circumstances. Any second lien indebtedness is subject to the approval of the lenders and the proceeds of any second lien indebtedness must be used to prepay amounts advanced under the facility and the amount of the facility will be permanently reduced by the amount of any such prepayment. The Company and the lenders have agreed that re-appraisals will be done on the Company's collateral assets. Approximately 35% of those assets have already been reappraised. Under this amended and restated credit agreement, the Company has permitted lenders to conduct future appraisals on a fair market value basis on all projects with a GAAP cost of at least $4,000 to be phased in generally over the next three fiscal quarters ending June 30, 2009, but excluding the projects already recently appraised. The result of these appraisals is subject to numerous factors, and accordingly no assurance can be given on the result of either the recent or future bank appraisals or the corresponding liquidity impact to the Company.

        Additional covenants were added to the facility, including requirements that the Company and borrowers grant a mortgage on any real property not already included in the borrowing base and subject to the Revolving Credit Facility; that all real property sales must be accomplished through a title company, with the net proceeds of such a sale going directly to the Agent for application to the outstanding balance under the Revolving Credit Facility; that any purchases of real estate must be done through a title company through advances under the Revolving Credit Facility and all such acquisitions must be subject to mortgages in favor of the lenders; and at the time of any such advance, the Company will be required to provide an estimate of the portion of the borrowing that will be used for construction needs and asset purchases with respect to an applicable project.

Terms of the Revolving Credit Facility:

        The borrowing limit under the Revolving Credit Facility is $440,000, except that the amount of the Revolving Credit Facility will be $425,000 through December 31, 2008, and $415,000 from July 1, 2009 through December 20, 2009, unless otherwise permanently reduced as a result of certain required prepayments. The total amount of loans and advances outstanding at any time under the Revolving Credit Facility may not exceed the lesser of the then-current borrowing base availability or the revolving sublimit as defined in the Revolving Credit Facility. The borrowing base availability is based on the lesser of the appraised value or cost of real estate owned by the Company that has been admitted to the borrowing base and is subject to various limitations and qualifications set forth in the Revolving Credit Agreement.

        Borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus 500 basis points beginning October 1, 2008. Prior to October 1, 2008, the applicable spread had been 400 basis points. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. At June 30, 2008, the interest rate was 6.4625%, which included a 400 basis point spread.

        A fee will be earned and payable on September 15, 2009 equal to 8.0% per annum, calculated on a daily basis, of the difference between $250,000 and the aggregate level of the lenders' lending commitments under the Revolving Credit Facility as they exist from time to time between September 30, 2008 and the earlier of September 15, 2009 and the date the commitments are permanently reduced to $250,000; however this fee will be reduced by 80% if the aggregate level of commitments on or before September 15, 2009 have been permanently reduced to $250,000. Under this provision, the Company currently estimates that the minimum it will be required to pay is $0 and the maximum is $9,150. The Company expects that it will pay no amounts under this provision as it intends to refinance the debt before the payment is due and payable. There can be no assurance that such refinancing will occur. In addition, if all indebtedness under the Revolving Credit Facility is not fully repaid by December 30, 2009, a separate fee will be earned and payable on December 20, 2009 equal to 8.0% per annum of the amount by which the aggregate commitments under the Revolving Credit Facility that exist from time to time after September 15, 2009 exceed $250,000, calculated on a daily basis.

        In addition to any interest that may be payable with respect to amounts advanced by the lenders pursuant to a letter of credit, the Company will be required to pay to the lender(s) issuing letters of credit an issuance fee of 0.125% of the amount of the letters of credit.

        Under and subject to the terms of the Revolving Credit Facility, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for investment in joint ventures, for working capital and for such other appropriate corporate purposes as may be approved by the lenders.

        Approximately 35% of the Company's collateral assets have been reappraised pursuant to the terms of the waiver letter and the Company and approximately one third of the assets in the borrowing base with a book value in excess of $4,000 that have not yet been appraised, will be appraised in each of the second, third and fourth quarters of fiscal year 2009. The re-appraisals that have been done to date have not had a material impact on the Company's borrowing base availability, but there can be no assurance that future reappraisals will not reduce borrowing base availability.

        Various conditions must be satisfied in order for real estate to be admitted to the borrowing base, including that a mortgage in favor of lenders has been delivered to the agent for lenders and that all governmental approvals necessary to begin development of for-sale residential housing, other than building permits and certain other permits borrower in good faith believes will be issued within 120 days, have been obtained. Depending on the stage of development of the real estate, the loan to value or loan to cost advance rate in the borrowing base ranges from 50% to 95% of the appraised value or cost of the real estate. Based on these ranges, the Company is restricted as to the type of land it can have in various stages of development as well as the dollar value, of borrowing base availability of land under development.

        As security for all obligations of borrowers to lenders under the Revolving Credit Facility, lenders continue to have a first priority mortgage lien on all real estate owned by the Company or any borrower and included in the borrowing base under the Revolving Credit Facility. As further security, pursuant to the Second Amended Credit Facility, the Company has also agreed to grant to the lenders a security interest in and assignment of all future tax refunds and proceeds thereof received or payable to the borrowers or the Company after the closing of the Second Amended Credit Agreement, mortgages in favor of lenders with respect to all real property owned by the borrowers or the Company that is not already subject to a lien in favor of the lenders under the Revolving Credit Facility and a security interest in inter-company debt. Orleans Homebuilders, Inc. has guaranteed the obligations of the borrowers to lenders pursuant to a Guaranty executed by Orleans Homebuilders, Inc. on January 26, 2006, amended on September 6, 2007 and amended and restated on September 30, 2008.

        Under the Guaranty, Orleans Homebuilders, Inc. granted lenders a security interest in any balance or assets in any deposit or other account that Orleans Homebuilders, Inc. has with any lender. However, the Company and its subsidiaries maintain the significant majority of the cash available to them in accounts and as treasury securities outside of the lenders under the Revolving Credit Facility.

        The Revolving Credit Facility contains customary covenants that, subject to certain exceptions, limit or eliminate the ability of the Company to (among other things):

  •
  Incur or assume other indebtedness, except certain permitted indebtedness and possible second lien indebtedness if appropriately approved;

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

  •
  Pay any dividends;

  •
  Redeem any stock or subordinated debt; and

  •
  Invest in joint ventures or other entities that are not obligors under the Revolving Credit Facility.

        In addition, under the Revolving Credit Facility, all real property sales must be accomplished through a title company, with the net proceeds of such a sale going directly to the Agent for application to the outstanding balance under the Revolving Credit Facility. Any purchases of real estate must be done through a title company through advances under the Revolving Credit Facility and all such acquisitions must be subject to mortgages in favor of the lenders; and, at the time of any such advance, the Company will be required to provide an estimate of the portion of the borrowing that will be used for construction needs. However, the Company may make additional draws from time-to-time pursuant to the terms of the Revolving Credit Facility.

        The Revolving Credit Facility also contains various financial covenants. Among other things, the financial covenants, as amended, require that:

  •
  The Company must maintain a minimum consolidated tangible net worth of at least $75,000 (1) reduced by the sum of (a) inventory impairments under GAAP on assets in the borrowing base taken by the Company and recorded after March 31, 2008, plus (b) the amount of any interest expense incurred less the amount of interest capitalized under Statement of Financial Accounting Standard No. 34 ("SFAS 34"),") and recorded after March 31, 2008, plus (c) any additional deferred tax asset valuation reserves recorded after March 31, 2008 (provided that clauses (a) and (c) are limited to an aggregate amount not to exceed $30,000), plus (d) any impairments or write-offs relating to tangible assets or pre-acquisition costs not contained in the borrowing base recorded after March 31, 2008, and (2) increased by the sum of (x) any favorable adjustment recorded after March 31, 2008 to the deferred tax asset valuation allowance as reported in the Company's third quarter fiscal 2008 financials, plus (y) 50% of positive quarterly net income after March 31, 2008 plus (z) 50% of any net securities proceeds received by the Company and the borrowers under the Revolving Credit Facility after March 31, 2008. However, in no event may the consolidated tangible net worth, after taking into account the reductions and increases above, at any time be less than $35,000.

  •
  The Company must maintain a required liquidity level based on cash plus borrowing base availability of at least $15,000 of cash and cash equivalents (including cash held at a title company) on a consolidated basis at all times.

  •
  The Company's minimum cash flow from operations ratio based on cash flow from operations to interest incurred covenant, must exceed 1.25-to-1.00 for the quarters ending September 30, 2008 and December 31, 2008; 0.40-to-1.00 for the quarter ending March 31, 2009; 1.00-to-1.00 for the quarter ending June 30, 2009; and 1.25-to-1.00 for the quarter ending September 30, 2009 and thereafter. Cash flow from operations is calculated based on the last twelve months cash flow from operations, adjusted for interest paid (excluding any amortized deferred financing costs related to all amendments to the Amended Credit Agreement, the Second Amended Credit

    Agreement and the trust preferred securities and any future amendments to any of the foregoing), amounts from the disposition of model homes that are subject to a sale-leaseback transaction to the extent such amounts are not otherwise included in net cash provided by operating activities, and interest income.

  •
  Investments in new non-recourse joint ventures whereby the Company will provide services to develop uncompleted assets are permitted in an amount not to exceed $5,000. However, the Company may also invest 50% of any net securities proceeds raised by the Company after March 31, 2008 in joint ventures that are non-recourse to the Company and may maintain current investments in cost-sharing arrangements or partnerships already in existence.

  •
  The maximum amount of cash or cash equivalents (excluding cash at title companies) the Company is allowed to maintain was set at a maximum of $32,500 for any consecutive five-day period.

  •
  The Company may purchase (a) up to $8,000 of real estate (whether purchase money or otherwise) in the normal course of business, consistent with projections provided to the lenders and (b) improved land (i.e., finished lot takedowns and/or controlled rolling lot options) purchased by the borrowers in the normal course of business, consistent with the projections provided to the Lenders.

        At the fiscal quarters ended September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007, March 31, 2008 and June 30, 2008, the Company would have been in violation of certain financial covenants in the Amended and Restated Credit Agreement if not for the First Amendment, Second Amendment, Third Amendment, Fourth Amendment, waiver letter and the Second Amended Credit Agreement, respectively.

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

  •
  Specified cross defaults.

        Upon the occurrence and continuation of an event of default, after completion of any applicable grace or cure period, lenders may demand immediate payment in full of all indebtedness outstanding under the Revolving Credit Facility, terminate their obligations to make any loans or advances or issue any letter of credit, set off and apply any and all deposits held by any lender for the credit or account of any borrower. In addition, upon the occurrence of certain events of bankruptcy or other insolvency events with respect to any borrower or the Company, all indebtedness outstanding under the Revolving Credit Facility shall be immediately due and payable without any act or action by lenders. A default under the Company's Revolving Credit Facility could also prevent the Company from making required payments under the Company's trust preferred securities, which would cause a default under those securities.

        If the Company does not meet its forecast in its budgets, the Company could violate its debt covenants and, absent a waiver or amendment from its lenders, the Company could be in default under its Revolving Credit Facility and, as a result, its debt could become due which would have a material adverse effect on the Company's financial position and results of operations.

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

        The trust's preferred and common securities require quarterly distributions of interest by the trust to the holders of the trust securities at a fixed interest rate equal to 8.61% per annum through January 30, 2016 and, after January 30, 2016, at a variable interest rate (reset quarterly) equal to the three-month London Interbank Offered Rate ("LIBOR") plus 360 basis points. In the event the Company fails to meet the debt service ratio or minimum tangible net worth requirement set forth in the August 13, 2007 supplemental indenture as of the end of a fiscal quarter for at least three of the last four consecutive fiscal quarters ending on or after June 30, 2008, the applicable rate of interest will be increased by 300 basis points. The Company began accruing for this increased interest rate on July 31, 2008, which will be paid to holders for the first time with the coupon payable on October 31, 2008. The interest rate will return to the regularly applicable rate once the Company is in compliance with the debt service ratio and minimum tangible net worth requirements as of the end of any fiscal quarter. The terms of the trust securities are governed by an Amended and Restated Trust Agreement, dated November 23, 2005, among OHI Financing, Inc., ("OHI Financing") as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as the Delaware trustee, and the administrative trustees named therein.

        The trust used the proceeds from the sale of the trust's securities to purchase $77,320 in aggregate principal amount of unsecured junior subordinated notes due January 30, 2036 issued by OHI Financing, which includes $2,300 of inter-company issuances. The junior subordinated notes were issued pursuant to a Junior Subordinated Indenture, dated November 23, 2005, as amended by a Supplemental Indenture dated August 13, 2007, collectively referred to herein as the "Indenture," among OHI Financing, as issuer, and JPMorgan Chase Bank, National Association, as trustee. The terms of the junior subordinated notes are substantially the same as the terms of the trust's preferred securities. The interest payments on the junior subordinated notes paid by OHI Financing, Inc. will be used by the trust to pay the quarterly distributions to the holders of the trust's preferred and common securities. Pursuant to the parent guarantee agreement dated November 23, 2005 by and between the Company and JPMorgan Chase Bank, National Association, as trustee, the Company has unconditionally guaranteed OHI Financing, Inc.'s payment and other obligations under the indenture and the junior subordinated notes. The Company used the proceeds from the issuance and sale of the trust preferred securities and the subsequent purchase of the junior subordinated notes to partially repay indebtedness.

        The Indenture permits OHI Financing to redeem the junior subordinated notes at par, plus accrued interest on or after January 30, 2011. If OHI Financing redeems any amount of the junior subordinated notes, the Trust Agreement requires the trust to redeem a like amount of the trust securities. Under certain circumstances relating to the tax treatment of the trust or the interest payments made on the junior subordinated notes or the classification of the trust as an "investment company" under the Investment Company Act of 1940, as amended, OHI Financing may also redeem the junior subordinated notes prior to January 30, 2011 at a 7.5% premium.

        With certain exceptions relating to debt to a trust, partnership or other entity affiliated with the Company that is a financing vehicle for the Company, the junior subordinated notes and the Company's obligations under the parent guarantee are expressly subordinate to all of the Company's existing and future debt unless it is provided in the instrument creating or evidencing such debt, or pursuant to which such debt is outstanding, that such debt is not superior in right to payment of the junior subordinated notes or the obligations under the parent company's guarantee, as the case may be.

        Under the Indenture, OHI Financing will generally have to make eight consecutive Adjusted Interest Rate coupon payments (other than the eight consecutive Adjusted Interest Rate coupon payments that could be made on each of the coupon payment dates from October 30, 2008 to and including July 30, 2010) to cause an event of default under the Indenture (or in some cases six consecutive coupon payments). More specifically, the Indenture provides that the earliest an event of default could occur as a result of the payment of the Adjusted Interest Rate is (i) upon the payment of the Adjusted Interest Rate coupon for October 30, 2010, if applicable, provided there have been eight prior consecutive Adjusted Interest Rate coupons paid by OHI Financing; (ii) on either the fiscal quarter ended March 31, 2010 or the fiscal year ended June 30, 2010, if at either date both the trailing twelve months' interest coverage ratio is less than 1.25 to 1, and OHI Financing has made the six prior consecutive Adjusted Interest Rate coupon payments; or (iii) on the fiscal quarter ended September 30, 2010, if at such time both the trailing twelve months' interest coverage ratio is less than 1.75 to 1, and OHI Financing has made the eight prior consecutive Adjusted Interest Rate coupon payments. The Adjusted Interest Rate must be paid for eight (or in some instances six) consecutive coupons in order to trigger an event of default. If the interest coverage ratio test and the minimum consolidated tangible net worth test, are both met, OHI Financing would make the payment of the Regular Interest Rate for the next coupon, and the Adjusted Interest Rate test "resets" requiring OHI Financing to make eight (or in some instances six) new consecutive coupon payments at the Adjusted Interest Rate before triggering an event of default. The interest coverage ratio and minimum consolidated tangible net worth measure are not traditional financial maintenance covenants; they are only utilized in determining if the Adjusted Interest Rate or the Regular Interest Rate is applicable.

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

  •
  non-payment of any distribution on the trust's securities when it becomes due and payable, and continuance of the default for a period of 30 days;

  •
  non-payment of the redemption price of any trust's security when it becomes due and payable;

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

        Pursuant to the August 13, 2007 Supplemental Indenture, OHI Financing established a $5,000 reserve fund in September 2007 for the benefit of the holders of the trust preferred securities by posting a letter of credit with the trustee. If the adjusted interest rate is in effect for the four consecutive coupon payments ending July 30, 2009, this reserve fund must be increased by $2,500. Under certain events of default, this reserve fund may be drawn by the trustee and used in respect of the trust preferred obligations. The reserve fund may be released upon the earlier of compliance with the applicable interest coverage ratio resulting in OHI Financing paying interest at the regular interest rate rather than the adjusted interest rate, or redemption or defeasance of the notes in accordance with the terms of the Indenture.

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

Other Notes Payable

        The other notes payable of $718 and $787 as of June 30, 2008 and 2007, respectively, is comprised of a note executed in December 2003 by the Company to finance the purchase of a 6.25% ownership interest in a corporate jet. The note is payable monthly with an interest rate of LIBOR plus 360 basis points and a term of five years with a balloon payment of $686 due in December 2008.

        The following table summarizes the Company's outstanding debt obligations as of June 30, 2008 and the effect such obligations are expected to have on the Company's liquidity and cash flow in future periods. For mortgage and other note obligations, payments due by period are shown based on the expiration date of the loan while the Revolving Credit Facility is collateralized by the assets of the Company and based on the Second Amended Credit Agreement matures on December 20, 2009. The schedule of debt maturities in the table reflects the terms of the Second Amended Credit Agreement.

Schedule of Debt Maturities

	Total	2009	2010	2011	2012	2013	Thereafter
Mortgage and other note obligations	$396,133	$183	$395,950	$—	$—	$—	$—
Subordinated notes	105,000	—	—	—	—	—	105,000
Other notes payable	718	718	—	—	—	—	—

Total	$501,851	$901	$395,950	$—	$—	$—	$105,000

Note 8.    Redeemable Common Stock

        In connection with the Company's acquisition of PLC on October 13, 2000, the Company issued 300,000 shares of common stock of the Company to the former shareholders of PLC. The former shareholders of Parker and Lancaster Corporation had the right to cause the Company to repurchase the common stock approximately five years after the closing of the acquisition at a price of $3.33 per share. The redemption feature of these shares expired during the quarter ended December 31, 2005. Prior to the expiration of the redemption feature, the former shareholders of PLC sold 110,708 of these shares of the Company's Common Stock.

        In connection with the Company's acquisition of Masterpiece Homes on July 28, 2003, the Company sold 30,000 shares of common stock of the Company to the president of Masterpiece Homes at $8 per share. The president of Masterpiece Homes has the right to cause the Company to repurchase these shares of common stock at $8 per share by giving notice to the Company no later than the earlier of December 31, 2006 or 30 days after termination of his employment, as specified in his employment agreement. The President of Masterpiece Homes did not sell any of these shares or require repurchase by the Company.

Note 9.    Income Taxes

        The provision for income taxes is summarized as follows:

	For the year ended June 30,
	2008	2007	2006
Current	$(24,456)	$(20,519)	$36,876
Deferred	23,480	(23,161)	3,499

Total (benefit) provision for income taxes	$(976)	$(43,680)	$40,375

(Benefit) provision for income taxes—continuing operations	$(976)	$(37,458)	$40,547
Benefit for income taxes—discontinued operations	—	(6,222)	(172)

Total (benefit) provision for income taxes	$(976)	$(43,680)	$40,375

        The differences between taxes computed at federal income tax rates and amounts provided for continuing operations are as follows:

	For the year ended June 30,
	2008	2007	2006
Amount computed at statutory rate	$(42,931)	$(33,207)	$36,368
State income taxes, net of federal tax benefit	(5,945)	(4,862)	4,956
Qualified production activities income deduction	—	—	(1,096)
Other, net	2,411	611	319
Valuation Allowance	45,489	—	—

Total (benefit) provision for income taxes	$(976)	$(37,458)	$40,547

        The American Jobs Creation Act of 2004 provided for a special deduction for Qualified Production Activities, which is applicable to the Company's homebuilding operations. The statute provides for a special additional deduction on qualified expenditures subject to certain limitations. The deduction phases in over a period of time with the allowable percentage of 3.0% in tax years 2005 and 2006, 6.0% in tax years ended 2007-2009 and 9.0% thereafter. Pursuant to FSP FAS 109-1, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction is reported in the period in which the deduction is claimed. As discussed in Note 1, the Company files a consolidated tax return on a calendar year basis and, accordingly, began applying the special deduction effective January 1, 2005.

        During the quarter ended March 31, 2008, a full valuation allowance was established for the deferred tax assets due to the lack of sufficient objective evidence regarding the realization of these assets in the foreseeable future. As a result of an additional valuation adjustment recorded against deferred tax assets established in the fourth quarter of fiscal year 2008, primarily related to inventory impairments, the balance of the non-cash valuation allowance at June 30, 2008 was $53,642. SFAS 109 requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a "more likely than not" standard. In making such judgments, significant weight is given to evidence that can be objectively verified. SFAS 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time. To the extent that the Company generates taxable income in the future to utilize the tax benefits of the related deferred tax assets, subject to certain potential limitations, it will be able to reduce its effective tax rate by reducing the valuation allowance. Conversely, any future operating losses generated by the Company in the near-term would increase the deferred tax asset valuation allowance and adversely impact its income tax provision (benefit) to the extent it is in a cumulative loss position as described in SFAS 109.

        Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109, "Accounting for Income Taxes" ("FIN 48"). FIN 48 prescribes a more likely than not recognition threshold and measurement attribute for tax positions taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation is a two-step process. In the first step, recognition, the Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step addresses measurement of a tax position that meets the more-likely-than-not criteria. The tax position is measured at the largest amount of benefit that is more than 50 percent likely to be realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in: (a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, (b) a reduction in a deferred tax asset or an increase in a deferred tax liability or (c) both (a) and (b). Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be de-recognized in the first subsequent financial reporting period in which that threshold is no longer met. Use of a valuation allowance as described in SFAS 109 is not an appropriate substitute for the de-recognition of a tax position. The requirement to assess the need for a valuation allowance for deferred tax assets based on sufficiency of future taxable income is unchanged by this interpretation.

        As of July 1, 2007, the Company recognized the cumulative effect of applying its provisions by reducing its retained earnings opening balance by $715 with a corresponding increase to the appropriate tax liability accounts. The amount of unrecognized tax benefit as of June 30, 2008 was $2,925, net of the federal income tax benefit and including potential interest and penalties. This amount relates to unrecognized tax positions that, if recognized, would affect the annual effective tax rate of the Company. The Company's unrecognized tax liability results primarily from the varying application of statutes, regulations and interpretations including recent state tax cases regarding similar issues. The Company anticipates that it will pay substantially all of the balance associated with its uncertain tax positions within 12 months subsequent to the balance sheet date, as it has entered into a voluntary disclosure agreement to resolve an issue.

        The total amount of unrecognized tax benefit that, if recognized, would affect the Company's effective tax rate was $2,015 as of July 1, 2007 and $2,925 as of June 30, 2008. The Company recognized interest and penalties accrued in relation to unrecognized tax benefits in tax expense. For the year ended June 30, 2008, the Company accrued $1,400 of gross interest and penalties. As of June 30, 2008, gross accrued interest and penalties were $2,668. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

Year Ended June 30, 2008
Balance at July 1, 2007	$(3,100)
Changes for tax positions in prior years	(1,400)

Balance at June 30, 2008	$(4,500)

        The impact of the adoption of FIN 48 on retained earnings as of July 1, 2007 is as follows:

Retained earnings as of June 30, 2007	$154,003
Impact of adoption of FIN 48 on retained earnings as of July 1, 2007	(715)

Retained earnings as of July 1, 2007	$153,288

        The components of the net deferred tax (liability) asset consisted of the following:

	Balance at June 30,
	2008	2007
Gross deferred tax liabilities:
Capitalized interest and real estate taxes	$(13,092)	$(19,105)
State income taxes	—	(1,300)
Other	(2,414)	—

Gross deferred tax liabilities	(15,506)	(20,405)

Less gross deferred tax assets:
Reserve for books, not for tax	1,280	2,166
Bonus accruals	582	268
Inventory adjustments	25,375	33,240
Impairment of goodwill	4,003	3,311
Net operating loss carryforwards	32,835	—
Other	5,073	4,900

Total gross deferred tax assets	69,148	43,885

Valuation Allowance	(53,642)	—

Net deferred tax assets	$—	$23,480

        Temporary differences represent the cumulative taxable or deductible amounts recorded in the financial statements in different years from those recognized in the tax returns. The fiscal year ended June 30, 2008 includes an income tax charge to record the establishment of a valuation allowance on the Company's net deferred tax assets. In accordance with SFAS 109, Accounting for Income Taxes, the total tax provision has been allocated between continuing operations and discontinued operations. As a result of this allocation, for the fiscal year ended June 30, 2008, the provision for income taxes reflected in discontinued operations is zero with an income tax benefit of $976 in continuing operations.

        The Company files numerous income tax returns in both US federal and state jurisdictions. The statute of limitations with respect to federal and state tax purposes for all returns through and including December 31, 2004 has expired.

        As of June 30, 2008 certain of the Company's federal and certain of their state income tax returns are under audit and are at various stages of the audit process.

Note 10.    Stock Based Compensation and Other Employee Compensation

Stock Award Plan

        In October 2003, the Board of Directors adopted the Orleans Homebuilders, Inc. Stock Award Plan (the "Stock Award Plan"). The Stock Award Plan provides for the grant of stock awards of up to an aggregate of 400,000 shares of the Company's common stock. The Stock Award Plan allows for the payment of all or a portion of the incentive compensation awarded under the Company's bonus compensation plans to be paid by means of a transfer of shares of common stock. The plan has a ten year life and is open to all employees of the Company and its subsidiaries. At June 30, 2008, the

Company had awarded 395,904 shares of common stock under the Stock Award Plan and the Company had 4,096 shares of the common stock available to issue under the Stock Award Plan.

        In October of 2004 and October of 2005, the Compensation Committee of the Company resolved to award certain executives the right to use up to 10% of their incentive compensation to acquire shares of the Company's common stock at a 15% discount. The stock awards are pursuant to the terms of the Company's Stock Award Plan and vest in equal annual installments over three years following the award date. The Company recognizes compensation expense for the discounts over the vesting periods of the awards. The Company awarded 14,126 shares of the Company's common stock during the year ended June 30, 2006; none in fiscal years 2008 and 2007. The discount on the shares issued during fiscal year 2006 was $50, of which $8 was recognized as compensation expense during fiscal year 2008. An additional $1 will be recognized as compensation expense during the first quarter of fiscal year 2009.

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

        The shares of restricted stock granted to Mr. Vesey will vest at a rate of 10,000 per year on the first through fifth anniversaries of the date of grant and 15,000 per year on the sixth through tenth anniversaries of the date of the grant, with all shares being fully vested by or on the tenth anniversary of the date of grant, assuming Mr. Vesey's continued employment with the Company. In addition, upon certain conditions, such as by reason of death, disability or in the event of a change of control as defined in the Stock Award Plan, any shares of restricted stock not vested at that time will vest, assuming Mr. Vesey is then employed by the Company. Any shares that are not vested are subject to forfeiture in the event Mr. Vesey's employment with the Company terminates for any reason other than by reason of death or disability. At June 30, 2008, 30,000 shares of the restricted stock award were vested and the remaining 95,000 shares vest over the remaining vesting period described above

        On December 6, 2007, the Compensation Committee of the Company resolved to grant Garry P. Herdler, the Company's Executive Vice President and Chief Financial Officer, 240,000 restricted shares of the Company's common stock pursuant to the terms of the Company's Stock Award Plan. The award was subject to Mr. Herdler's execution of a Restricted Stock Award Agreement which he has executed. In addition, upon certain conditions, such as death or disability, in the event of a "change of control", termination of employment by the Company without "cause", termination of employment by Mr. Herdler for "good reason" (each as defined in Mr. Herdler's Restricted Stock Award Agreement and his employment agreement), any shares of restricted stock not vested at that time will vest, assuming Mr. Herdler is then employed by the Company. Except as noted in the prior sentence, any shares that are not vested are subject to forfeiture in the event Mr. Herdler's employment with the Company terminates. The Compensation Committee also approved the payment of bonus compensation to Mr. Herdler sufficient to allow Mr. Herdler to pay the income tax liability triggered on each vesting date.

        The shares of restricted stock granted to Mr. Herdler will vest at a rate of 48,000 per year, with all shares being fully vested by or on the fifth anniversary of the date of grant, assuming Mr. Herdler's continued employment with the Company. In addition, in the event of a change of control as defined in the Stock Award Plan, any shares of restricted stock not vested at that time will vest, assuming Mr. Herdler is then employed by the Company. Any shares that are not vested are subject to forfeiture in the event Mr. Herdler's employment with the Company terminates for any reason. At June 30, 2008, all of the shares of the restricted stock award were unvested.

        On a monthly basis, the Company records compensation expense on a straight-line basis for the portion of the awards earned along with additional compensation expense sufficient to cover the taxes Mr. Vesey and Mr. Herdler will have to pay on the awards. The total fair value of the restricted stock award to Mr. Vesey was $3,988 of which $319, $269 and $337 was recorded as compensation expense for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. The total fair value of the restricted stock award to Mr. Herdler was $1,606, of which $187 was recorded as compensation for the fiscal year ended June 30, 2008.

Stock Option Plans

        In July 2003, as part of an employment agreement with the president of Masterpiece Homes, the Company granted stock options to purchase 45,000 shares of the Company's Common Stock at $10.64 per share. The weighted average fair value of the stock option grant was $7.52. The total fair market value of the stock option grant was approximately $338 of which $16 and $56 was recorded as compensation expense for the fiscal years ended June 30, 2007, and 2006, respectively. No compensation expense was recorded in the fiscal year ended June 30, 2008 as the award became fully vested during fiscal year 2007.

        On August 26, 2004, the board of directors of the Company adopted the Orleans Homebuilders, Inc. 2004 Omnibus Stock Incentive Plan, (the "2004 Stock Incentive Plan"), which is intended to function as an amendment, restatement and combination of all stock option and award plans of the Company other than the Orleans Homebuilders, Inc. Stock Award Plan. On August 26, 2004, the Company granted to an executive officer an option to acquire 20,000 shares of Common Stock and granted to a non-executive officer an option to acquire 7,500 shares of Common Stock. The options vest in four equal annual installments starting June 2005, and have an exercise price of $21.60 per share, the fair market value on the date of grant, and expire in 2014. The weighted average fair value of the stock option grants was $11.03. The total fair market value of the stock option grants was approximately $303 of which $19, $44 and $82 was recorded as compensation expense for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

        On June 19, 2006, the Company granted, pursuant to the registration of securities on June 18, 2007 that increased the total number of stock options under the 2004 Stock Incentive Plan to 400,000 from 50,000, an executive officer, an option to purchase 250,000 shares of the Company's Common Stock. The stock options were issued pursuant to an employment agreement of the same date. The stock options vest in four equal annual installments starting in June 2007, and have an exercise price of $15.63 per share, the fair market value on the date of grant, and expire in 2016. The weighted average fair value of the stock option grant was $10.62. The total fair market value of the stock option grant was approximately $2,655 of which $705, $1,355 and $58 were recorded as compensation expense for the fiscal years ended June 30, 2008, 2007 and 2006 respectively.

        On February 27, 2007, the Company granted, subject to shareholder approval of an amendment to the 2004 Stock Incentive Plan to increase the total number of stock options under the plan to 1,000,000 from 400,000, an executive officer an option to purchase 240,000 shares of the Company's Common Stock. The stock options were issued pursuant to an employment agreement of the same date. The stock options vest in five equal annual installments starting in February 2008, and have an exercise price of $15.60 per share, the fair market value on the date of grant, and expire in 2016. The weighted average fair value of the stock option grant was $10.56. The total fair market value of the stock option grant was approximately $2,534. On December 6, 2007, the Company repriced these options from $15.60 to $4.65, the fair market value on the date of the repricing. All other terms of the options, including vesting schedules, term and expiration dates, remain unchanged as a result of the repricing.

The incremental value of the modified share option and the total compensation cost to be recognized was calculated as follows:

Fair value of modified share option	$2.72
Less: fair value of original share option at modification date	1.86

Incremental value of modified share option	$0.86
Unrecognized compensation cost for original share option	6.94

Total compensation costs per share to be recognized	$7.80

        During the fiscal years ended June 30, 2008 and 2007, $1,252 and $386 was recorded as compensation expense relating to this option grant.

        On December 6, 2007, the shareholders approved an amendment to the 2004 Stock Incentive plan to increase the total number of stock options under the plan to 2,000,000 from 1,000,000.

        On December 20, 2007, the Company granted to three executive officers and one non-executive officer options to purchase 180,000 shares of the Company's Common Stock. The stock options vest in five equal annual installments starting in December 2009, and have an exercise price of $4.03 per share, the fair market value on the date of grant, and expire in 2018. The weighted average fair value of the stock option grant was $2.32. The total fair market value of the stock option grant was approximately $418 of which $95 was recorded as compensation expense for the fiscal year ended June 30, 2008.

        On May 23, 2008, the Company granted an executive officer an option to purchase 25,000 shares of the Company's Common Stock. The stock options vest in five equal annual installments starting in May 2009, and have an exercise price of $4.85 per share, the fair market value on the date of grant, and expire in 2018. The weighted average fair value of the stock option grant was $2.77. The total fair market value of the stock option grant was approximately $69 of which $3 was recorded as compensation expense for the fiscal year ended June 30, 2008.

        At June 30, 2008, the total compensation costs related to non-vested options not yet recognized was $2,026, which will be recognized over a weighted average of 41 months.

        The following tables summarize stock option activity for the Company's stock option plans during the three years ended June 30:

	2008	2007	2006
Weighted-average fair value of options granted during the year	$2.37	$10.56	$10.62
Intrinsic value of options exercised during the year	$450	$2,671	$985
Cash received from options exercises during the year	$118	$23	$59
Total fair value of shares vested during the year	$1,247	$852	$189

	2008		2007		2006
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of year	645,000	$13.46	655,000	$2.48	445,000	$3.26
Granted	205,000	4.13	240,000	15.60	250,000	15.63
Exercised	(97,500)	1.21	(250,000)	1.44	(40,000)	1.48

Outstanding, end of year	752,500	9.01	645,000	13.46	655,000	8.09

Exercisable, end of year	230,500	$13.41	210,625	$8.83	376,250	$2.48

Available for grant, end of year	1,277,500		482,500		122,500

        No options expired or were forfeited during the fiscal years ended June 30, 2008, 2007 or 2006. The source of the shares exercised during the fiscal years ended June 30, 2008, 2007 and 2006, was treasury stock.

        The following table summarizes information about the Company's stock options at June 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Outstanding at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at June 30, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$4.03	180,000	9.5	$4.03	—	N/A	N/A
4.65	240,000	9.2	4.65	48,000	9.4	$4.65
4.85	25,000	9.9	4.85	—	N/A	N/A
10.64	30,000	5.1	10.64	30,000	5.1	10.64
15.63	250,000	8.0	15.63	125,000	8.0	15.63
21.60	27,500	6.2	21.60	27,500	6.2	21.60

	752,500	8.7	$9.01	230,500	7.7	$13.41

        There was no intrinsic value for outstanding stock options and for stock options that are exercisable as of June 30, 2008.

        A summary of the status of the Company's non-vested stock options as of June 30, 2008, and changes during the fiscal year ended June 30, 2008 is summarized below:

	Number of Shares Underlying Options	Weighted Average Option Grant Date Fair Value
Non-vested at June 30, 2007	434,375	$10.59
Granted	205,000	$2.37
Vested	(117,375)	$10.62

Non-vested at June 30, 2008	522,000	$7.36

        The following is a summary of the significant assumptions the Company used to estimate the fair value of the stock options issued during the three years ended June 30:

	2008	2007	2006
Risk-free interest rate	1.80% – 4.04%	4.50%	5.14%
Volatility	63.34% – 63.57%	62.03%	61.06%
Expected life (years)	9.00	9.00	9.00
Dividend yield	1.65 – 1.99%	0.51%	0.51%

        The Company used the assumptions described above in the Black-Scholes option pricing model to determine the aggregate fair value of the stock options granted during the fiscal years ended June 30, 2008, 2007, and 2006. The aggregate fair value of the Company's stock option grants are amortized to compensation expense over their respective vesting periods on a graded basis and included in selling, general and administrative expenses on the Consolidated Statements of Operations. The Company typically issues shares of common stock from treasury stock upon the exercise of stock options, but such shares may also be newly issued.

        The pretax compensation expense associated with stock based compensation for the fiscal years ended June 30, 2008, 2007, and 2006 was $2,075, $1,954, and $594, respectively. Total compensation cost related to non-vested stock based compensation not yet recognized of $2,026 will be recognized according to vesting schedules through May 2013. The Company recognized tax benefits of $0, $1,068 and $955 during the fiscal years ended June 30, 2008, 2007 and 2006 resulting from the disqualified disposition of shares issued to employees in connection with the exercise of incentive stock options and the exercise of non-qualified stock options.

Employee Bonus Compensation

        The Company has a bonus compensation plan for its executive officers and key employees calculated at eight percent of its consolidated operating profits before taxes and excluding nonrecurring items, income or loss arising from extraordinary items, discontinued operations, debt repurchased at a discount, and the amount of awards under the bonus compensation plan ("Pre-Tax Profits"). Three percent of the Pre-Tax Profits is awarded as an incentive to the Chairman and one and one-half percent is awarded to the President and Chief Operating Officer. The remaining three and one-half percent of the Pre-Tax Profits is awarded at the discretion of the Company's Compensation Committee in consultation with the Chief Executive Officer and President to other executive officers and key employees whose performance merits recognition under goals and policies established by the Compensation Committee. This remaining three and one-half percent includes bonus compensation to the Executive Vice President and Chief Financial Officer of the positive difference between the sum of 0.75% of the Company's first $100,000 of pre-tax, pre-bonus consolidated income and 0.50% of the Company's pre-tax, pre-bonus income in excess of $100,000 less the Executive Vice President and Chief Financial Officer's guaranteed bonus for the fiscal year in accordance with his employment agreement. Certain regional employees not participating in the bonus compensation plan are awarded bonuses calculated at up to eight percent of operating profits before taxes and after an allocated capital charge at a regional level. Additionally, certain employees are awarded bonuses at the discretion of senior management. The Compensation Committee of the Board of Directors also has the authority to award discretionary bonuses to the Company's executive officers. The total amount of bonus compensation charged to selling, general and administrative expense under these plans was $3,328, $4,999, and $13,578 for the three years ended June 30, 2008, 2007 and 2006, respectively.

        In connection with the Masterpiece Homes acquisition on July 28, 2003, and under an employment agreement with the president of Masterpiece Homes, contingent payments representing 25% of the pretax profits of Masterpiece Homes for the calendar years ended December 31, 2004, 2005 and 2006 are payable to the president of Masterpiece Homes. All contingent payments were settled during the fiscal year ended June 30, 2007 and as such, no accrual was recorded at June 30, 2007. Due to poor operating performance during the calendar year ended December 31, 2006, a credit of $1,130 was recorded to selling, general and administrative expense for the fiscal year ended June 30, 2007 to partially offset charges to selling, general and administrative expense of $1,890, and $1,584 during the fiscal years ended June 30, 2006, and 2005, respectively.

401(k) Plan

        The Company's 401(k) Plan allows employees to participate in the plan after attaining age 21 and completing one month of continuous service with the Company. All employer contributions immediately vest under the Company's 401(k) Plan. At the discretion of the Board of Directors, the Company may make matching contributions on the participant's behalf after one year of employment of up to 50% of the participant's eligible annual contribution up to 6%. The Company made gross contributions of $1,033, $811 and $665 for the three fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Supplemental Executive Retirement Plan

        On December 1, 2005, the Company adopted an unfunded, non-qualified target defined benefit retirement plan, effective as of September 1, 2005, which covers a group of management employees of the Company. The Company owns life insurance policies on all participants in the Supplemental Executive Retirement Plan ("SERP"). This SERP, which was amended on March 13, 2006 and September 27, 2007, is intended to provide the participants with an annual supplemental retirement benefit based upon their years of service with the Company and highest average compensation for five consecutive years. The annual supplemental benefit for each participant will be adjusted based on the actual performance of the SERP compared to the target. The benefit is payable for life with a minimum of ten years guaranteed. In order to qualify for normal retirement benefits, a participant must attain age 65 with at least five years of participation in the SERP. Early retirement will be permitted beginning at age 55, after 5 years of participation in the SERP. Early retirement benefits will be adjusted actuarially to reflect the early retirement date.

        If a participant terminates employment with the Company prior to attaining his or her normal retirement date, other than by reason of early retirement, death or disability, the participant will forfeit all benefits under the SERP.

        The Company can amend or terminate the SERP at any time. However, no amendment or termination will affect the participants' accrued benefits as determined in accordance with the SERP or delay any payments to a participant beyond the time that such amount would otherwise be payable without regard to the amendment.

        The Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158") effective June 30, 2007. SFAS 158 requires companies to recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income in the year in which the changes occur. In addition, SFAS 158 requires companies to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

        The Company used a 4.00% annual compensation increase for fiscal years ended June 30, 2008, 2007 and 2006 and a 6.00%, 6.10% and 6.16% discount rate in its calculation of the present value of its projected benefit obligation for fiscal years ended June 30, 2008, 2007 and 2006, respectively. The discount rate used represented the Moody's AA bond rate for long-term bonds as of June 2008.

        The components of net periodic pension cost of the Company's SERP included in selling, general and administrative expense in the Company's Consolidated Statement of Operations for the year ended June 30, 2008, 2007 and 2006 were as follows:

	For the year ended June 30,
	2008	2007	2006
Net periodic pension cost:
Service cost	$612	$774	$513
Interest cost	339	475	256
Amortization of prior service cost	415	362	302
Amortization of actuarial loss (gain)	(184)	3	—

Total net periodic pension cost	$1,182	$1,614	$1,071

        Assumptions used for determining net periodic pension costs:

Discount rate	6.10%	6.16%	5.02%
Salary scale	4.00%	4.00%	4.00%

        As of June 30, 2008 and 2007, the status of the Company's SERP was as follows:

	Balance at June 30,
	2008	2007
Projected benefit obligation, beginning of year	$5,563	$7,715
Service cost	612	774
Interest cost	339	475
Plan amendments	34	—
Actuarial gain	(850)	(3,401)

Projected benefit obligation, end of year	$5,698	$5,563

Funded status	$(5,698)	$(5,563)

        During the fiscal years ended June 30, 2008 and 2007, the following was recognized as components of other comprehensive loss:

	Balance at June 30,
	2008	2007
Amounts arising during period:
Unrecognized actuarial gain	$3,248	$2,583
Unrecognized prior service cost	(5,080)	(5,461)

Recognized in other comprehensive loss	(1,832)	(2,878)
Deferred taxes	1,016	1,016

Recognized in other comprehensive loss, net of tax	$(816)	$(1,862)

        The Accumulated Benefit Obligation was approximately $4,093 and $4,003 at June 30, 2008 and 2007, respectively.

        Assets and (liabilities) recognized in the balance sheet at June 30, 2007 and the incremental effect of applying SFAS 158 is as follows:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Liability for pension benefits	$2,685	$2,878	$5,563
Deferred income tax asset	22,464	1,016	23,480
Total liabilities	684,548	1,862	686,410
Accumulated other comprehensive loss, net of tax	—	(1,862)	(1,862)
Total stockholders' equity	226,396	(1,862)	224,534

        During fiscal year 2009, the Company expects to recognize $418 of prior service cost that is currently included as unrecognized prior service cost and $268 of gain that is currently included as unrecognized gain, both of which are included as components of accumulated other comprehensive income.

        The Company expects to makes its first benefit payments under the SERP during the fiscal year ended June 30, 2012. The expected benefit payments during fiscal years 2012 and 2013 will be approximately $272 each and the aggregate expected benefit payments for fiscal years 2014 through 2018 will be approximately $1,361.

Deferred Compensation Plan

        On December 1, 2005, the Company adopted an Executive Compensation Deferral Plan (the "Deferral Plan") effective as of June 1, 2005. Under the Plan, participants will have the ability to defer a portion of their compensation which will be credited to an account maintained by the Company for the participant. Amounts contributed by participants are always vested. Participant deferral accounts will be maintained by the Company for recordkeeping purposes only, as the Company is not obligated to invest the contributions in the designated investments. Participants will have no interest in any assets which may be set aside by the Company to meet its obligations under the Deferral Plan. The Company records as expense the amount the employee contribution would have earned had the funds been invested in the designated investment. During the fiscal year ended June 30, 2008, the Company recorded a benefit of $109 as the designated investments had losses. During the fiscal year ended June 30, 2007, the Company recorded expense of $266 to account for earnings in the designated investments. No expense or benefit was recorded in the fiscal year ended June 30, 2006. At June 30, 2008 and 2007, the liability for the Company's Deferred Compensation Plan was $1,351 and $1,844, respectively,

Note 11.    Earnings Per Share Computation

        The weighted average number of shares used to compute basic earnings per common share and diluted earnings per common share, and a reconciliation of the numerator and denominator used in the computation for the three years ended June 30, 2008, 2007 and 2006, respectively, are shown in the following table:

	For the year ended June 30,
	2008	2007	2006
Numerator:
(Loss) income from continuing operations for basic and diluted EPS	$(121,672)	$(57,417)	$63,362
Denominator
Weighted average common shares outstanding (in thousands)	18,428	18,458	18,483
Effect of assumed shares issued under treasury stock method for
stock options (in thousands)	—	—	341

Diluted EPS shares (in thousands)	18,428	18,458	18,824

Basic (loss) income per common share from continuing operations	$(6.60)	$(3.11)	$3.43

Diluted (loss) income per common share from continuing operations	$(6.60)	$(3.11)	$3.37

        Assumed shares (in thousands) under the treasury stock method for stock options of 56 and 156 for the fiscal years ended June 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the impact was anti-dilutive for those periods.

Note 12.    Commitments and Contingencies

General

        At June 30, 2008, the Company had outstanding bank letters of credit, surety bonds and financial security agreements amounting to $114,899 as collateral for completion of improvements at various developments of the Company.

        At June 30, 2008 the Company had agreements to purchase land and approved homesites aggregating approximately 1,847 building lots with purchase prices totaling approximately $124,186.

Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement. Furthermore, purchase of the properties generally is contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers. The Company expects to utilize purchase money mortgages, secured financings and existing capital resources to finance these acquisitions. Contingent on the aforementioned, the Company anticipates completing a majority of these acquisitions during the next several years. Within the land and lot option purchase contracts in force at June 30, 2008, there were a limited number of contracts representing $365, subject to specific performance clauses, which may require the Company to purchase the land or lots upon the seller or the Company meeting certain obligations. If the seller meets those specific performance clauses, the Company would forfeit its deposit if the election is made not to purchase the property under contract.

        In January 1983, the New Jersey Supreme Court rendered a decision known as the "Mount Laurel II" decision, which has the effect of requiring certain municipalities in New Jersey to provide housing for persons of low and moderate income. In order to comply with such requirements, municipalities in New Jersey may require developers, including the Company, in connection with the development of residential communities, to contribute funds or otherwise assist in the achievement of the municipalities' fair share of low or moderate-income housing. The Company currently has a commitment with various municipalities in New Jersey for affordable housing contributions totaling approximately $175, payable in installments through June 2010. In July, 2008, legislation was passed in New Jersey that effectively ends the Regional Contribution Agreement as a means to address affordable housing requirements under the Fair Housing Act and in its place creates a statewide non-residential development fee of 2.5% that will be charged on non-residential construction or improvements to raise revenue for the construction and rehabilitation of affordable and workforce housing in New Jersey. The Company is currently assessing what impact this new legislation will have on its New Jersey operations.

Warranty Costs

        Warranty and similar reserves for homes are established at an amount estimated to be adequate to cover potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a home. Reserves are determined based on historical data and trends with respect to similar product types and geographical areas. The Company regularly monitors its warranty reserve and makes adjustments in order to reflect changes in trends and historical data as information becomes available. Warranty reserves are included in accrued expenses in the consolidated balance sheets.

        Many of the items relating to workmanship are completed by the existing labor force utilized to construct the other new homes in that community and are therefore already factored into the labor and overhead cost to produce each home. Any significant material defects are generally under warranty with the Company's supplier. The Company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings.

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

	For the Year Ended June 30,
	2008	2007
Balance at beginning of fiscal year	$2,908	$2,188
Warranty costs accrued	3,327	5,018
Actual warranty costs incurred	(2,882)	(4,298)

Balance at end of fiscal year	$3,353	$2,908

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

Leases

        The Company's leasing arrangements as lessee include the leasing of certain office space, model homes and equipment. These leases have been classified as operating leases. Rent expense was approximately $2,256, $2,342 and $1,981 for the three years ended June 30, 2008, 2007 and 2006, respectively. The Company has the following operating lease commitments:

Fiscal Year	Amount
2009	$1,821
2010	1,060
2011	452
2012	373
2013	142
Thereafter	128

Total	$3,976

Note 13.    Quarterly Financial Data (Unaudited)

        Unaudited summarized financial data by quarter for 2008 and 2007 are as follows:

	Three months ended
	September 30	December 31	March 31	June 30
Fiscal 2008
Residential property revenues	$119,357	$144,490	$109,018	$189,318
Inventory Impairments	712	59,473	15,267	20,023
Residential property gross profit (loss)	16,404	(2,935)	(1,890)	(2,996)
Loss from continuing operations	(1,763)	(38,607)	(47,111)	(34,191)
Loss from discontinued operations	(292)	(12,778)	(8,634)	(37)
Loss available for common shareholders	(2,055)	(51,385)	(55,745)	(34,228)
Loss per share—continuing operations:
Basic	$(0.10)	$(2.09)	$(2.54)	$(1.85)
Diluted	$(0.10)	$(2.09)	$(2.54)	$(1.85)
Loss per share—discontinued operations:
Basic	$(0.02)	$(0.69)	$(0.47)	$—
Diluted	$(0.02)	$(0.69)	$(0.47)	$—
Loss per share
Basic	$(0.11)	$(2.78)	$(3.01)	$(1.86)
Diluted	$(0.11)	$(2.78)	$(3.01)	$(1.86)
Fiscal 2007
Residential property revenues	$161,772	$153,172	$128,886	$203,486
Inventory Impairments	2,800	7,050	33,603	19,334
Residential property gross profit (loss)	30,459	17,845	(20,237)	5,295
Goodwill Impairment	—	—	16,334	—
Income (loss) from continuing operations	4,042	(7,029)	(42,694)	(11,736)
(Loss) income from discontinued operations	(143)	(495)	(9,201)	406
Income (loss) available for common shareholders	3,899	(7,524)	(51,895)	(11,330)
Earnings (loss) per share—continuing operations:
Basic	$0.22	$(0.38)	$(2.31)	$(0.63)
Diluted	$0.22	$(0.38)	$(2.31)	$(0.63)
(Loss) earnings per share—discontinued operations:
Basic	$(0.01)	$(0.03)	$(0.50)	$0.02
Diluted	$(0.01)	$(0.03)	$(0.50)	$0.02
Earnings (loss) per share
Basic	$0.21	$(0.41)	$(2.81)	$(0.61)
Diluted	$0.21	$(0.41)	$(2.81)	$(0.61)

        The fourth quarter of fiscal year ended June 30, 2008 results of operations reflects a cumulative out of period adjustment of $2,825 as described in note 1 and an income tax benefit of $3,300 which relates to the third quarter of fiscal year ended June 30, 2008.

Note 14.    Segment reporting

        SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the manner in which public enterprises report segment information about operating segments. The Company has determined that its operations primarily involve four reportable homebuilding segments operating in 11 markets. Revenues are primarily derived from the sale of homes which the Company constructs. The segments reported have been determined to have similar economic characteristics including similar historical and expected future operating performance, employment trends, land acquisitions and land constraints, municipality behavior and met the other aggregation criteria in SFAS 131. The reportable homebuilding segments include operations conducting business in the following markets:

        Northern region:

    •
    Southeastern Pennsylvania;
    •
    Central New Jersey;
    •
    Southern New Jersey; and
    •
    Orange County, New York

        Southern region:

    •
    Charlotte, North Carolina (including adjacent counties in South Carolina);
    •
    Richmond, Virginia;
    •
    Raleigh, North Carolina;
    •
    Greensboro, North Carolina; and
    •
    Tidewater, Virginia

        Midwestern region:

    •
    Chicago, Illinois

        Florida region:

    •
    Orlando, Florida

        During the fiscal year ended June 30, 2008, the Company exited from the Phoenix, Arizona market. See note 2, Discontinued Operations.

        The Company's evaluation of segment performance is based on net income before taxes. In fiscal 2008, the Company changed its methodology in allocating corporate costs to the regions through the allocation of a fixed amount of corporate expense to each region based on budgeted revenue, the effect of which was the allocation of costs to the Southern, Florida and Midwestern regions. This allocation was made in order to better reflect the support the Corporate office provides to the regions.

        Below is a summary of revenue, net (loss) income from continuing operations before taxes and interest included in the cost of residential properties for each reportable segment for the years ended June 30, 2008, 2007, and 2006:

	Year Ended June 30,
	2008	2007	2006
Total Revenue
Northern	$231,570	$210,966	$393,873
Southern	245,212	301,807	372,895
Midwestern	60,771	93,001	119,043
Florida	36,482	70,190	93,597
Corporate and unallocated(A)	9,247	6,569	7,784

Consolidated Total	$583,282	$682,533	$987,192

(Loss) Income from Continuing Operations Before Taxes
Northern	$(36,436)	$(35,598)	$63,516
Southern	(16,769)	8,246	34,919
Midwestern	(51,281)	(22,545)	11,460
Florida	(21,349)	(32,431)	5,671
Corporate and unallocated(A)	3,187	(12,547)	(11,657)

Consolidated Total	$(122,648)	$(94,875)	$103,909

Interest Expense and Interest in Cost of Residential Properties
Northern	$9,435	$6,956	$5,779
Southern	8,968	7,388	6,628
Midwestern	7,275	2,702	1,205
Florida	4,372	1,265	1,548

Consolidated Total	$30,050	$18,311	$15,160

(A)
Corporate and unallocated includes the revenues and expenses of the Company's mortgage brokerage and property management operations as well as corporate level selling, general, administrative expenses in excess of amounts allocated to the regions. These selling, general, and administrative expenses are primarily comprised of corporate salaries, bonuses, and benefits; accounting and consulting fees; corporate travel expenses; net periodic pension costs; and compensation expense resulting from the fair valuation of stock options.

        Below is as a summary of total assets and goodwill for each reportable segment at June 30, 2008 and 2007:

	June 30,
	2008	2007
Assets
Northern	$341,971	$413,347
Southern	241,696	294,796
Midwestern	46,666	61,746
Florida	21,374	106,604
West	18	33,841
Corporate and unallocated(B)	64,387	610

Consolidated Total	$716,112	$910,944

Goodwill
Southern	4,180	4,180

Consolidated Total	$4,180	$4,180

(B)
Corporate and Unallocated primarily includes cash and debt acquisition costs.

Note 15.    Fair Value of Financial Instruments

        The estimated fair values of the Company's financial instruments at June 30, 2008 and 2007 were as follows:

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$72,341	$72,341	$19,991	$19,991
Restricted cash—due from title company	19,269	19,269	25,483	25,483
Restricted cash—customer deposits	8,264	8,264	11,362	11,362
Mortgage and other note obligations	396,133	396,133	469,123	469,123
Subordinated notes	105,000	75,000	105,000	97,350

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  Cash and cash equivalents—the carrying amount approximates fair value because of the short maturity of these instruments.

  Restricted cash—due from title company—the carrying amount approximates fair value because of the short maturity of these instruments.

  Restricted cash—customer deposits—the carrying amount approximates fair value because of the short maturity of these instruments.

  Mortgage and other note obligations—these obligations are variable-rate borrowings which are tied to market indices and therefore approximate fair value.

  Subordinated notes—these obligations are fixed-rate borrowings. The fair value is the estimated market value at June 30, 2008 and June 30, 2007, based on fair value indications of the coupon rate of similar instruments in a similar market since there is no market quoted price for such instruments.

Note 16.    Subsequent events

        On May 9, 2008, the Company received a Waiver Letter under the Company's Amended and Restated Revolving Credit Loan Agreement by and among Greenwood Financial, Inc. ("Greenwood Financial"), a wholly-owned subsidiary of the Company, and certain affiliates of Greenwood Financial (collectively, the "Borrowers"), the Company, as guarantor, Wachovia Bank, National Association, as administrative agent, and various other lenders party thereto, originally entered into on January 24, 2006 and amended on November 1, 2006, February 7, 2007, May 8, 2007, September 6, 2007 and December 1, 2007 (as amended, the "Revolving Credit Facility"). The Waiver Letter temporarily waived compliance with certain covenants contained in the Revolving Credit Facility generally from January 1, 2008 through and including September 15, 2008 (the "Waiver Period"), unless another event of default occurred or the Company failed to meet the revised minimum consolidated tangible net worth and leverage covenants set forth in the Waiver Letter. On September 15, 2008, the Company received an extension of the Waiver Period under the Waiver Letter to September 30, 2008, until the Second Amended and Restated Credit Agreement was executed on September 30, 2008.

Second Amended Credit Agreement:

        On September 30, 2008, the Company entered into the Second Amended and Restated Revolving Credit Agreement (the "Second Amended Credit Agreement") which amends and restates the terms of the Revolving Credit Facility and provides, among other things, that:

  •
  The maturity date will be December 20, 2009 for all lenders.

  •
  The amount of the Revolving Credit Facility is $440,000, except that the amount of the Revolving Credit Facility will be $425,000 through December 31, 2008, and $415,000 from July 1, 2009 through December 20, 2009, unless otherwise reduced below these levels as a result of the minimum borrowing base availability requirements in the Revolving Credit Facility.

  •
  The letter of credit sublimit was reduced to $60,000.

  •
  The swing line limit was reduced to $10,000,

  •
  The unused fee was increased to 0.35%.

  •
  The interest rate was changed to the LIBOR interest rate plus 5.0%.

  •
  A fee will be earned and payable on September 15, 2009 equal to 8.0% per annum, calculated on a daily basis, of the difference between $250,000 and the aggregate level of the lenders' lending commitments under the Revolving Credit Facility as they exist from time to time between September 30, 2008 and the earlier of September 15, 2009 and the date the commitments are permanently reduced to $250,000; however this fee will be reduced by 80% if the aggregate level of commitments on or before September 15, 2009 have been permanently reduced to $250,000.

  •
  If the Company's indebtedness is not paid in full by December 20, 2009, a separate fee will be earned and payable on December 20, 2009 equal to 8.0% per annum, calculated on a daily basis, of the difference between $250,000 and the average daily outstanding cash borrowing as they exist from time to time after September 15, 2009.

  •
  The letter of credit fees were changed to be the applicable spread, with the issuer retaining an issuance fee of 0.125%.

  •
  The borrowing base calculation was amended to increase the maximum percentages for certain asset classes.

  •
  Both of the leverage covenants, the debt service coverage ratio covenant and the units in inventory covenant were eliminated.

  •
  The minimum consolidated tangible net worth covenant was lowered to be not less than $75,000, (1) reduced by the sum of (a) inventory impairments under GAAP on assets in the borrowing base taken by the Company and recorded after March 31, 2008, plus (b) the amount of any interest incurred less the amount of interest capitalized under Statement of Financial Accounting Standard No. 34 ("SFAS 34"), plus (c) any additional deferred tax asset valuation reserves recorded after March 31, 2008 (provided that clauses (a) and (c) are limited to an aggregate amount not to exceed $30,000), plus (d) any impairments or write-offs relating to tangible assets or pre-acquisition costs not contained in the borrowing base recorded after March 31, 2008, and (2) increased by the sum of (x) any favorable adjustment to the deferred tax asset valuation allowance taken by the Company as reported in the Company's third quarter financials, plus (y) 50% of positive quarterly net income plus (z) 50% of any net securities proceeds received by the Company and the borrowers under the Revolving Credit Facility after March 31, 2008. However, in no event may the consolidated tangible net worth, after taking into account the reductions and increases above, at any time be less than $35,000.

  •
  The minimum liquidity level was reduced to $15,000.

  •
  The minimum cash flow from operations ratio was reduced and the related definition of debt service was amended to exclude any amortized deferred financing costs related to all amendments to the Amended Credit Agreement, the Second Amended Credit Agreement and/or the trust preferred securities and any future amendments to any of the foregoing.

  •
  A $5,000 limit was put on the Company's cash available for joint ventures, however, the Company may invest 50% of any net securities proceeds raised by the Company after March 31, 2008 in joint ventures that are non-recourse to the Company and may maintain current investments in cost-sharing arrangements or partnerships already in existence.

  •
  The maximum amount of cash or cash equivalents (excluding cash at title companies) the Company is allowed to maintain was set at a maximum of $32,500 for any consecutive five-day period.

  •
  The borrowers may purchase (a) up to $8,000 of real estate (whether purchase money or otherwise) in the normal course of business, consistent with projections provided to the lenders and (b) improved land (i.e., finished lot takedowns and/or controlled rolling lot options)

    purchased by the borrowers in the normal course of business, consistent with the projections provided to the Lenders.

        The Company also agreed that no dividends or distributions will be paid, no subordinated debt will be repaid under the current Revolving Credit Facility except for interest payable on such debt, and limitations were placed on purchases of additional land including the method for financing such land.

        The bank has agreed to allow the Company to pursue second lien indebtedness in certain limited circumstances. The Company and the lenders have agreed that re-appraisals will be done on the Company's collateral assets. Approximately 35% of those assets have already been appraised and approximately one third of the assets in the borrowing base with a book value in excess of $4,000 that have not yet been appraised, will be appraised in each of the second, third and fourth quarters of fiscal year 2009. The re-appraisals that have been done to date have not had a material impact on the Company's borrowing base, but there can be no assurance that future re-appraisals will not reduce the Company's borrowing base availability.

        Additional covenants were added to the facility, including requirements that the Company grant a mortgage on any real property not already subject to the Revolving Credit Facility; that all real property sales must be accomplished through a title company, with the net proceeds of such a sale going directly to the Agent for application to the outstanding balance under the Revolving Credit Facility; that any purchases of real estate must be done through a title company through advances under the Revolving Credit Facility and all such acquisitions must be subject to mortgages in favor of the revolver; and at the time of any such advance, the Company will be required to provide an estimate of the portion of the borrowing that will be used for construction needs and asset purchases with respect to an applicable project.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        There are no matters required to be reported hereunder.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Corporate Controller, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Controller concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, were effective.

Changes in Internal Control Over Financial Reporting

        There has been no change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        The Company's management with the participation of the Company's Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Corporate Controller conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management's evaluation under the framework in Internal Control—Integrated Framework, the Company's management concluded that the Company's internal control over financial reporting was effective at the reasonable assurance level as of June 30, 2008.

        The effectiveness of the Company's internal control over financial reporting as of June 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered accounting firm as stated in their report which is included at page 67 in this Annual Report on Form 10-K.

Item 9B. Other Information.

        On September 30, 2008, the Company entered into the Second Amended and Restated Revolving Credit Loan Agreement by and among Greenwood Financial, Inc. ("Greenwood Financial"), a wholly-owned subsidiary of the Company, and certain affiliates of Greenwood Financial, the Company, as guarantor, Wachovia Bank, National Association, as administrative agent, and various other lenders party thereto (the "Second Amended Credit Agreement"), which amended and restated the terms of the Company's Revolving Credit Facility. For additional information with respect to the Second Amended Credit Agreement, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility—Second Amended Credit Agreement." The description of the Second Amended Credit Agreement contained in this Form 10-K is qualified in its entirety by reference to the Second Amended Credit Agreement, which is attached hereto as Exhibit 10.18(i).

        On September 30, 2008, in connection with the Second Amended Credit Agreement, Orleans Homebuilders, Inc. entered into an Amended and Restated Guaranty with Wachovia Bank, National Association, which was amended to include additional representations and warranties. This description of the Amended and Restated Guaranty is qualified in its entirety by reference to the Amended and Restated Guaranty, which is attached hereto as Exhibit 10.19(c).

        On September 30, 2008, in connection with the Second Amended Credit Agreement, Orleans Homebuilders, Inc. and certain of its subsidiaries entered into a Security Agreement with Wachovia Bank, National Association, to grant to the lenders a security interest in certain inter-company debt and all future tax refunds and the proceeds thereof received or payable to the borrowers or the Company after the closing of the Second Amended Credit Agreement. This description of the Security Agreement is qualified in its entirety by reference to the Security Agreement, which is attached hereto as Exhibit 10.35.

        Pursuant to the Second Amended Credit Agreement, the Company may no longer pay any dividends to its shareholders.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance.

        Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2008.

Item 11. Executive Compensation.

        Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2008.

Item 13. Certain Relationships and Related Transactions and Director Independence.

        Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2008.

Item 14. Principal Accounting Fees and Services.

        Incorporated herein by reference from the Company's definitive proxy statement for its Annual Meeting of Stockholders to be held in December 2008.

 PART IV

Item 15. Exhibits, Financial Statement Schedules.

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
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 8, 2006).
3.2	Amended and Restated By-laws of Orleans Homebuilders, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 11, 2004).
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

(b) First Amendment to Employment Agreement by and between Orleans Homebuilders, Inc. and Jeffrey P. Orleans dated December 31, 2005 (incorporated by reference to Exhibit 10.9 to the Company's Form 10-Q filed with the Securities and Exchange Commission on February 9, 2006).

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
10.7
Loan Modification Agreement (Master Line) dated November 11, 2003 by and among Parker & Lancaster Corporation, Parker Lancaster & Orleans, Inc., the Company, and South Trust Bank (incorporated by reference to Exhibit 10.31 of the Company's Amendment No. 2 to Registration Statement on Form S-2 filed with the Securities and Exchange Commission on March 1, 2004 (S.E.C. File No. 333-111916)).
10.8
Bridge Loan Agreement dated July 28, 2004 by and among Orleans, Inc. and Wachovia Bank (incorporated by reference to Exhibit 10.32 of the Company's Form 10-K filed with the Securities and Exchange Commission on August 26, 2004).
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
10.11**	Stock Award Plan (incorporated by reference to Appendix B to the Company's Proxy Statement with respect to its 2003 Annual Meeting of Stockholders).
10.12**
(a) Amended and Restated Orleans Homebuilders, Inc. 2004 Omnibus Stock Incentive Plan (Effective as of August 26, 2004; Amended and Restated as of June 6, 2006) (incorporated by reference to Appendix A to the Company's Proxy Statement with respect to its 2006 Annual Meeting of Stockholders).
(b) Second Amended and Restated 2004 Omnibus Stock Incentive Plan (incorporated by reference to Appendix D of the Company's Proxy Statement with respect to its 2007 Annual Meeting of Stockholders).
10.13**	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 10, 2005).

10.14**
Orleans Homebuilders, Inc. Incentive Compensation Plan, as amended (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K/A filed with the Securities and Exchange Commission on September 16, 2005).
10.15**	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on October 26, 2005).
10.16**
Supplemental Executive Retirement Plan, effective September 1, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission on February 9, 2006).
10.17**
Executive Compensation Deferral Plan, effective June 1, 2005 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the Securities and Exchange Commission on February 9, 2006).
10.18
(a) Amended and Restated Revolving Credit Loan Agreement among Greenwood Financial, Inc. and certain other subsidiaries of Orleans Homebuilders, Inc., Orleans Homebuilders, Inc. and Wachovia Bank, National Association and certain other lenders, dated January 24, 2006 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed with the Securities and Exchange Commission on February 9, 2006).

(b) First Amendment to Amended and Restated Revolving Credit Loan Agreement, dated November 1, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 03, 2006).

(c) Second Amendment to Amended and Restated Revolving Credit Loan Agreement, executed February 7, 2007 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the Securities and Exchange Commission on February 9, 2007).

(d) Third Amendment to Amended and Restated Revolving Credit Loan Agreement, dated May 8, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the Securities and Exchange Commission on May 10, 2007)

(e) Fourth Amendment to Amended and Restated Revolving Credit Loan Agreement, dated September 7, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 12, 2007).

(f) Fifth Amendment to Amended and Restated Revolving Credit Loan Agreement, dated as of December 21, 2007 and effective as of December 1, 2007, by and among Greenwood Financial, Inc. and certain affiliates, Orleans Homebuilders, Inc., Wachovia Bank, National Association and various other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 28, 2007).

(g) Waiver Letter, dated as of May 9, 2008, by and among Greenwood Financial, Inc. and certain affiliates, Orleans Homebuilders, Inc., Wachovia Bank, National Association and various other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on May 13, 2008).

(h) Extension of the Waiver Letter, dated as of September 15, 2008, by and among Greenwood Financial, Inc. and certain affiliates, Orleans Homebuilders, Inc., Wachovia Bank, National Association and various other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 17, 2008).

(i)* Second Amended and Restated Revolving Credit Loan Agreement among Greenwood Financial, Inc. and certain affiliates as borrowers, Orleans Homebuilders, Inc., as Guarantor, Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Lead Arranger, Bank of America, N.A., as Syndication Agent, Sovereign Bank, as Documentation Agent, Manufacturers and Traders Trust Company, as Documentation Agent and Wachovia Bank, National Association and certain other Lenders dated as of September 30, 2008.
10.19
(a) Guaranty by Orleans Homebuilders, Inc. dated January 24, 2006 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the Securities and Exchange Commission on February 9, 2006).

(b) First Amendment to Guaranty by Orleans Homebuilders, Inc. dated September 7, 2007 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on September 12, 2007.
(c)* Amended and Restated Guaranty by Orleans Homebuilders, Inc. dated September 30, 2008.
10.20
(a) Junior Subordinated Indenture by and between OHI Financing, Inc. and JPMorgan Chase Bank, National Association, dated November 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2005).

(b) Supplemental Indenture No. 1, dated as of August 13, 2007 to the Junior Subordinated Indenture, dated as of November 23, 2005 (as amended, supplemented, amended and restated or otherwise modified from time to time), among OHI Financing, Inc., and The Bank of New York Trust Company, National Association, a national banking association (as successor to JPMorgan Chase Bank, National Association, a national banking association) (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 14, 2007).
10.21
Amended and Restated Trust Agreement by and Among OHI Financing, Inc., JPMorgan Chase Bank, National Association and the Administrative Trustees named therein, dated November 23, 2005 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 30, 2005).
10.22
Parent Guarantee Agreement by and between Orleans Homebuilders, Inc. and JPMorgan Chase Bank, National Association dated November 23, 2005 (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 30, 2005).
10.23**
Amendment to Orleans Homebuilders, Inc. Supplemental Executive Retirement Plan, dated March 13, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 15, 2006).
10.24**
At-Will Employment Agreement between the Company and C. Dean Amann, II, effective June 19, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on June 23, 2006).
10.25**	Form of Non-Qualified Stock Option (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on June 23, 2006).
10.26**
Summary of Terms of Incentive Compensation Arrangement for Division Presidents (incorporated by reference to Exhibit 10.29 to the Company's Form 10-K filed with the Securities and Exchange Commission on September 11, 2006).

10.27**
Summary of Compensation to members of the Board of Directors (incorporated by reference to Exhibit 10.30 to the Company's Form 10-K filed with the Securities and Exchange Commission on September 11, 2006).
10.28**	Orleans Homebuilders, Inc. Cash Bonus Plan for C. Dean Amann, II (incorporated by reference to Appendix B to the Company's Proxy Statement with respect to its 2006 Annual Meeting of Stockholders).
10.29**
Employment Agreement between the Company and Garry P. Herdler, dated February 27, 2007 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2007).
10.30**	Orleans Homebuilders, Inc. Cash Bonus Plan for Garry Herdler (incorporated by reference to Appendix E of the Company's Proxy Statement with respect to its 2007 Annual Meeting of Stockholders).
10.31**
Division and Regional Presidents 2008 Bonus Plan, effective as of September 27, 2007 incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007)
10.32**
Orleans Homebuilders, Inc. Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 11, 2007).
10.33**
Letter Agreement between Orleans Homebuilders, Inc. and Garry P. Herdler (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 11, 2007).
10.34**
Orleans Homebuilders, Inc. Amendment to Non-Qualified Stock Option (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 11, 2007).
10.35*	Security Agreement among Orleans Homebuilders, Inc., certain subsidiaries of Orleans Homebuilders, Inc. and Wachovia Bank, National Association, dated September 30, 2008.
21*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Garry P. Herdler pursuant to Section 302 Sarbanes-Oxley Act of 2002.
32.1*	Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.2*	Certification of Michael T. Vesey pursuant to Section 906 Sarbanes-Oxley Act of 2002.
32.3*	Certification of Garry P. Herdler pursuant to Section 906 Sarbanes-Oxley Act of 2002.

*
Exhibits included with this filing.

**
Management contract or compensatory plan or arrangement

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORLEANS HOMEBUILDERS, INC.
By:	/s/ Jeffrey P. Orleans Jeffrey P. Orleans, Chairman of the Board and Chief Executive Officer	September 29, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Jeffrey P. Orleans Jeffrey P. Orleans Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 29, 2008
/s/ Benjamin D. Goldman Benjamin D. Goldman Vice Chairman and Director	September 29, 2008
/s/ Jerome Goodman Jerome Goodman Director	September 29, 2008
/s/ Robert N. Goodman Robert N. Goodman Director	September 29, 2008
/s/ Andrew N. Heine Andrew N. Heine Director	September 29, 2008
/s/ David Kaplan David Kaplan Director	September 29, 2008

/s/ Lewis Katz Lewis Katz Director	September 29, 2008
/s/ Robert M. Segal Robert M. Segal Director	September 29, 2008
/s/ John W. Temple John W. Temple Director	September 29, 2008
/s/ Michael T. Vesey Michael T. Vesey President and Chief Operating Officer and Director	September 29, 2008
/s/ Garry P. Herdler Garry P. Herdler Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 29, 2008
/s/ Mark D. Weaver Mark D. Weaver Vice President and Controller (Principal Accounting Officer)	September 29, 2008

 Exhibit Index

10.18(i)	Second Amended and Restated Revolving Credit Loan Agreement among Greenwood Financial, Inc. and certain affiliates as borrowers, Orleans Homebuilders, Inc., as Guarantor, Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Lead Arranger, Bank of America, N.A., as Syndication Agent, Sovereign Bank, as Documentation Agent, Manufacturers and Traders Trust Company, as Documentation Agent and Wachovia Bank, National Association and certain other Lenders dated as of September 30, 2008.
10.19(c)	Amended and Restated Guaranty by Orleans Homebuilders, Inc. dated September 30, 2008.
10.35	Security Agreement among Orleans Homebuilders, Inc., certain subsidiaries of Orleans Homebuilders, Inc. and Wachovia Bank, National Association, dated September 30, 2008.
21	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2	Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.3	Certification of Garry P. Herdler pursuant to Section 302 Sarbanes – Oxley Act of 2002.
32.1	Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes – Oxley Act of 2002.
32.2	Certification of Michael T. Vesey pursuant to Section 906 Sarbanes – Oxley Act of 2002.
32.3	Certification of Garry P. Herdler pursuant to Section 906 Sarbanes – Oxley Act of 2002.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Stock Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES
Exhibit Index