Form 10-K/A
period 2008-06-30
ORLEANS HOMEBUILDERS INC
filed 2008-10-03
CIK 38570

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

        This Amendment to registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2008, is being filed in order to correct the numbers reported on the "Affordable housing contributions" line in the table included under the Summary of Outstanding Obligations heading of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which should have been reported in thousands.

        Except as identified in this Explanatory Note, no other changes have been made to the Form 10-K filed with the Securities and Exchange Commission on October 1, 2008.

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

		Payments due during fiscal year ended June 30,
							Payments due thereafter
	Total	2009	2010	2011	2012	2013
Obligations:
Mortgage and other note obligations	$501,851	$901	$395,950	$—	$—	$—	$105,000
Interest on subordinated notes	253,690	9,014	9,014	9,014	9,014	9,014	208,620
Operating leases	3,976	1,821	1,060	452	373	142	128
Affordable housing contributions	175	100	75	—	—	—	—

Total obligations	$759,692	$11,836	$406,099	$9,466	$9,387	$9,156	$313,748

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

ORLEANS HOMEBUILDERS, INC.
By:	/s/ Jeffrey P. Orleans Jeffrey P. Orleans, Chairman of the Board and Chief Executive Officer	October 3, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Jeffrey P. Orleans Jeffrey P. Orleans Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	October 3, 2008
/s/ Benjamin D. Goldman Benjamin D. Goldman Vice Chairman and Director	October 3, 2008
/s/ Jerome Goodman Jerome Goodman Director	October 3, 2008
/s/ Robert N. Goodman Robert N. Goodman Director	October 3, 2008
/s/ Andrew N. Heine Andrew N. Heine Director	October 3, 2008
/s/ David Kaplan David Kaplan Director	October 3, 2008

/s/ Lewis Katz Lewis Katz Director	October 3, 2008
/s/ Robert M. Segal Robert M. Segal Director	October 3, 2008
/s/ John W. Temple John W. Temple Director	October 3, 2008
/s/ Michael T. Vesey Michael T. Vesey President and Chief Operating Officer and Director	October 3, 2008
/s/ Garry P. Herdler Garry P. Herdler Executive Vice President and Chief Financial Officer (Principal Financial Officer)	October 3, 2008
/s/ Mark D. Weaver Mark D. Weaver Vice President and Controller (Principal Accounting Officer)	October 3, 2008

 Exhibit Index

10.18(i)	Second Amended and Restated Revolving Credit Loan Agreement among Greenwood Financial, Inc. and certain affiliates as borrowers, Orleans Homebuilders, Inc., as Guarantor, Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Lead Arranger, Bank of America, N.A., as Syndication Agent, Sovereign Bank, as Documentation Agent, Manufacturers and Traders Trust Company, as Documentation Agent and Wachovia Bank, National Association and certain other Lenders dated as of September 30, 2008.
10.19(c)	Amended and Restated Guaranty by Orleans Homebuilders, Inc. dated September 30, 2008.
10.35	Security Agreement among Orleans Homebuilders, Inc., certain subsidiaries of Orleans Homebuilders, Inc. and Wachovia Bank, National Association, dated September 30, 2008.
21	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.2	Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.
31.3	Certification of Garry P. Herdler pursuant to Section 302 Sarbanes – Oxley Act of 2002.
32.1	Certification of Jeffrey P. Orleans pursuant to Section 906 Sarbanes – Oxley Act of 2002.
32.2	Certification of Michael T. Vesey pursuant to Section 906 Sarbanes – Oxley Act of 2002.
32.3	Certification of Garry P. Herdler pursuant to Section 906 Sarbanes – Oxley Act of 2002.

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