Form 10-Q
period 2008-09-30
ORLEANS HOMEBUILDERS INC
filed 2008-11-14
CIK 38570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock, par value $0.10 per share, outstanding as of
November 14, 2008:              18,839,141

(excluding 98,990 shares held in Treasury).

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Orleans Homebuilders, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in thousands, except per share amounts)

	September 30, 2008	June 30, 2008

Assets
Cash and cash equivalents	$27,332	$72,341
Restricted cash - due from title company	7,288	19,269
Restricted cash - customer deposits	7,948	8,264
Marketable securities	15,745	—
Real estate held for development and sale:
Residential properties completed or under construction	202,645	193,257
Land held for development or sale and improvements	345,541	359,555
Inventory not owned - variable interest entities	15,944	13,050
Inventory not owned - other financial interests	12,031	12,171
Property and equipment, at cost, less accumulated depreciation	1,235	1,491
Goodwill	—	4,180
Receivables, deferred charges and other assets	22,579	22,154
Land deposits and costs of future development	10,139	10,380
Total Assets	$668,427	$716,112

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$36,585	$44,916
Accrued expenses	44,854	51,768
Deferred revenue	223	274
Customer deposits	11,430	11,856
Obligations related to inventory not owned - variable interest entities	13,571	10,875
Obligations related to inventory not owned - other financial interests	11,931	12,071
Mortgage and other note obligations	383,135	396,133
Subordinated notes	105,000	105,000
Other notes payable	704	718
Total Liabilities	607,433	633,611

Commitments and contingencies (See note 14)

Shareholders’ Equity:
Common stock, $0.10 par, 23,000,000 shares authorized, 18,938,131 shares issued at September 30, 2008 and June 30, 2007	1,894	1,894
Capital in excess of par value - common stock	75,635	75,204
Accumulated other comprehensive loss	(818)	(816)
(Accumulated deficit) retained earnings	(14,463)	7,473
Treasury stock, at cost (98,990 shares held at September 30, 2008 and June 30, 2008)	(1,254)	(1,254)
Total Shareholders’ Equity	60,994	82,501

Total Liabilities and Shareholders’ Equity	$668,427	$716,112

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

(Unaudited)

(dollars in thousands, except per share amounts)

	Three months ended September 30,

	2008	2007
Earned revenue
Residential properties	$88,602	$119,357
Land sales	58	1,186
Other income	1,661	2,333
	90,321	122,876
Costs and expenses
Residential properties	87,707	102,953
Land sales	24	1,258
Other	1,784	1,994
Selling, general and administrative	16,578	18,275
Impairment of goodwill	4,180	—
Interest:
Incurred	10,988	12,669
Less capitalized	(9,124)	(12,669)
	112,137	124,480

Loss from continuing operations before income taxes	(21,816)	(1,604)
Income tax provision	120	159

Loss from continuing operations	(21,936)	(1,763)

Discontinued operations:
Loss from discontinued operations, net of taxes	—	(292)

Net loss	$(21,936)	$(2,055)

Basic loss per share
Continuing operations	$(1.19)	$(0.10)
Discontinued operations	$—	$(0.02)
Loss per share	$(1.19)	$(0.11)

Diluted loss per share
Continuing operations	$(1.19)	$(0.10)
Discontinued operations	$—	$(0.02)
Loss per share	$(1.19)	$(0.11)

Dividends declared per share	$—	$0.02

Basic weighted average shares outstanding	18,504	18,502

Diluted weighted average shares outstanding	18,504	18,502

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

And Total Comprehensive (Loss) Income

(Unaudited)

(dollars in thousands)

	Three months ended September 30, 2008

	Shares	Amount
Common Stock
Beginning and ending balance	18,938,131	$1,894

Additional Paid in Capital
Beginning balance		$75,204
Fair market value of stock options issued		322
Shares awarded under Stock award plan		109
Ending balance		$75,635

(Accumulated Deficit) Retained Earnings
Beginning balance		$7,473
Net loss		(21,936)
Ending balance		$(14,463)

Accumulated Other Comprehensive Loss
Beginning balance		$(816)
Net unrealized loss on investments		(2)
Ending balance		$(818)

Treasury Stock
Beginning and ending balance	98,990	$(1,254)

Total Comprehensive Loss
Net loss		$(21,936)
Unrealized loss on investments		(2)
Total Comprehensive loss		$(21,938)

See accompanying notes, which are an integral part of the consolidated financial statements

Orleans Homebuilders, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Three months ended September 30,

	2008	2007
Cash flows from operating activities:
Net loss	$(21,936)	$(2,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,767	1,423
Gain on sale of fixed assets	(5)	—
Write-off of real estate held for development and sale	9,418	712
Write-off of land deposits and costs of future development	157	400
Write-off of goodwill	4,180	—
Deferred taxes	—	3,088
Stock based compensation expense	483	559
Changes in operating assets and liabilities:
Restricted cash - due from title company	11,981	11,066
Restricted cash - customer deposits	316	710
Real estate held for development and sale	(4,792)	(12,462)
Receivables, deferred charges and other assets	(195)	(228)
Land deposits and costs of future developments	337	583
Accounts payable and other liabilities	(15,346)	(17,376)
Customer deposits	(426)	774
Net cash used in operating activities	(14,061)	(12,806)

Cash flows from investing activities:
Purchases of marketable securities	(23,910)	—
Sales and maturities of marketable securities	8,163	—
Proceeds from sale of fixed assets	5	—
Net cash used in investing activities	(15,742)	—

Cash flows from financing activities:
Borrowings from loans collateralized by real estate assets	—	25,000
Repayment of loans collateralized by real estate assets	(13,000)	—
Repayment of other note obligations	(14)	(19)
Financing costs of long-term debt	(1,741)	(3,063)
Payments on liabilities associated with other financial interests	(451)	—
Common stock cash dividend paid	—	(369)
Net cash (used in) provided by financing activities	(15,206)	21,549

Net (decrease) increase in cash and cash equivalents	(45,009)	8,743
Cash and cash equivalents at beginning of period	72,341	19,991
Cash and cash equivalents at end of period	$27,332	$28,734

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

Interim Financial Information

These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2008.  The June 30, 2008, amounts were derived from the Company’s audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The condensed financial information as of September 30, 2008, and for the three months ended September 30, 2008 and 2007, is unaudited, but in the opinion of management includes all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows.  Results for the three months ended September 30, 2008, are not necessarily indicative of results to be expected for the full fiscal year 2009 or any other future periods.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for certain nonfinancial assets and certain nonfinancial liabilities in fiscal years beginning after November 15, 2008.  Effective July 1, 2008, the Company has adopted the provisions of SFAS No. 157 that relate to its financial assets and financial liabilities.  See note 15, Fair Value Disclosures.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS No. 159).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings.  SFAS No. 159 was effective July 1, 2008.  The Company did not adopt the fair value option.

Certain prior year amounts have been reclassified to conform to the fiscal year 2009 presentation.

2.              RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS No. 160 is effective for fiscal year ending June 30, 2010.  The Company is evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS No. 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  SFAS No. 141(R) is effective for fiscal year ending June 30, 2010.  The Company is evaluating the impact the adoption of SFAS No. 141(R) will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have an impact on the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method.  The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings.  The Company’s outstanding restricted stock awards will be considered participating securities under this FSP. The FSP is effective for the Company’s fiscal year beginning July 1, 2009 and requires retrospective application.  The Company does not expect the adoption of the FSP to have a material impact on its reported earnings per share.

3.              CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following at September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008

Cash and money market funds	$13,497	$72,341
Treasury securities - with maturities of less than three months at time of purchase	13,835	—
	$27,332	$72,341

4.              MARKETABLE SECURITIES

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities are classified into three categories: held-to-maturity, available-for-sale and trading.  The Company’s marketable securities consist of United States Treasury securities classified as available-for-sale securities.  Accordingly, they are carried at fair value in accordance with SFAS No. 115.  Further, according to SFAS No. 115 the unrealized holding gains and losses for available-for-sales securities are excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive loss, unless the loss is classified as other than a temporary decline in market value.  At September 30, 2008, the amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security were as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses
				Fair Value
Treasury securities - with maturities of less than one year at time of purchase	$15,747	$4	$(6)	$15,745

The treasury bills and treasury notes described above have maturities that range from three months to six months.

5.              RESIDENTIAL PROPERTIES COMPLETED OR UNDER CONSTRUCTION

Residential properties completed or under construction consist of the following:

	September 30, 2008	June 30, 2008

Under contract for sale	$105,425	$109,980
Unsold	97,220	83,277
Total residential property completed or under construction	$202,645	$193,257

6.              MORTGAGE AND OTHER NOTE OBLIGATIONS AND SUBORDINATED NOTES

The $383,135 outstanding balance in mortgage and other note obligations at September 30, 2008, consists of $382,950 outstanding under the Revolving Credit Facility, which is discussed below, and $185 under mortgage obligations collateralized by land held for development and sale and improvements.  The average daily balance of the Revolving Credit Facility during the three months ended September 30, 2008, was $384,363.

The $105,000 outstanding balance in subordinated notes relates to the sale and issuance of trust preferred securities as discussed below.

Revolving Credit Facility

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company, and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc., as guarantor, entered into a Revolving Credit Loan Agreement for a Senior Secured Revolving Credit and Letter of Credit Facility with various banks as lenders (as amended and restated and further amended, the “Revolving Credit Facility”). The Revolving Credit Loan Agreement was amended on January 24, 2006, via the Amended and Restated Revolving Credit Loan Agreement (the “Amended Credit Agreement”).  In connection with the Amended Credit Agreement, Orleans Homebuilders, Inc. executed a Guaranty, which was amended on September 6, 2007 and amended and restated on September 30, 2008. The Amended and Restated Credit Agreement was amended on November 1, 2006 (the “First Amendment”), February 7, 2007 (the “Second Amendment”), May 8, 2007 (the “Third Amendment”), September 6, 2007 (the “Fourth Amendment”), December 21, 2007 (the “Fifth Amendment”), May 9, 2008 by a limited waiver (the “waiver letter”) to the Amended Credit Agreement, which was extended on September 15, 2008, and amended and restated in the Second Amended and Restated Revolving Credit Loan Agreement, dated September 30, 2008 (the “Second Amended Credit Agreement”).

Waiver

Absent the deferred tax asset valuation allowance of $43,500 during the March 31, 2008 fiscal quarter, the Company would have been in compliance with all of the financial covenants in the Amended Credit Agreement at March 31, 2008. However, as a result of the deferred tax asset valuation allowance, absent the waiver letter dated May 9, 2008, as extended on September 15, 2008, the Company would have been in default of the minimum consolidated tangible net worth, maximum leverage ratio, and maximum land to consolidated adjusted tangible net worth ratio covenants set forth in the Amended Credit Agreement at March 31, 2008 (the “Subject Covenants”). Subject to certain limitations, the waiver letter temporarily waived compliance with the Subject Covenants generally from January 1, 2008 to September 30, 2008 (the “Waiver Period”), unless another event of default occurred or the Company failed to comply with the covenants in the waiver letter.  The Second Amended Credit Agreement, entered into prior to the expiration of the Waiver Period, superseded the waiver letter.

In the waiver letter, the Company also agreed that it would act in good faith and use its best efforts to work with the agent lender during the Wavier Period to identify a material group of assets in its borrowing base for reappraisal prior to September 15, 2008, which have been reappraised and account for approximately 35% of the Company’s collateral assets.

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

•                  A fee will be earned and payable on September 15, 2009 equal to 8.0% per annum, calculated on a daily basis, of the difference between $250,000 and the aggregate level of the lenders’ lending commitments under the Revolving Credit Facility as they exist from time to time between September 30, 2008 and the earlier of September 15, 2009 and the date the commitments are permanently reduced to $250,000; however this fee will be reduced by 80% if the aggregate level of commitments on or before September 15, 2009 have been permanently reduced to $250,000.

•                  If the Company’s indebtedness is not paid in full by December 20, 2009, a separate fee will be earned and payable on December 20, 2009 equal to 8.0% per annum, calculated on a daily basis, of the difference between $250,000 and the average daily outstanding cash borrowing as they exist from time to time after September 15, 2009.

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

•                  The minimum consolidated tangible net worth covenant was lowered to be not less than $75,000, (1) reduced by the sum of (a) inventory impairments under GAAP on assets in the borrowing base taken by the Company and recorded after March 31, 2008, plus (b) the amount of any interest incurred less the amount of interest capitalized under Statement of Financial Accounting Standard No. 34 (“SFAS 34”), and recorded after March 31, 2008, plus (c) any additional deferred tax asset valuation reserves recorded after March 31, 2008 (provided that clauses (a) and (c) are limited to an aggregate amount not to exceed $30,000), plus (d) any impairments or write-offs relating to tangible assets or pre-acquisition costs not contained in the borrowing base recorded after March 31, 2008, and (2) increased by the sum of (x) any favorable adjustment recorded after March 31, 2008, to the deferred tax asset valuation allowance as reported in the Company’s third quarter fiscal 2008 financials, plus (y) 50% of positive quarterly net income after March 31, 2008 plus (z) 50% of any net securities proceeds received by the Company and the borrowers under the Revolving Credit Facility after March 31, 2008. However, in no event may the consolidated tangible net worth, after taking into account the reductions and increases above, at any time be less than $35,000.

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

•                  A $5,000 limit was put on the Company’s cash available for joint ventures, however, the Company may invest 50% of any net securities proceeds raised by the Company after March 31, 2008 in joint ventures that are non-recourse to the Company and may maintain current investments in cost-sharing arrangements or partnerships already in existence.

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

The lenders have agreed to allow the Company to pursue second lien indebtedness in certain limited circumstances. Any second lien indebtedness is subject to the approval of the lenders and the proceeds of any second lien indebtedness must be used to prepay amounts advanced under the facility and the amount of the facility will be permanently reduced by the amount of any such prepayment. The Company and the lenders have agreed that re-appraisals will be done on the Company’s collateral assets. Approximately 35% of those assets have already been reappraised. Under this amended and restated credit agreement, the Company has permitted lenders to conduct future appraisals on a fair market value basis on all projects with a GAAP cost of at least $4,000 to be phased in generally over the next three fiscal quarters ending June 30, 2009, but excluding the projects already recently appraised. The result of these appraisals is subject to numerous factors, and accordingly no assurance can be given on the result of either the recent or future bank appraisals or the corresponding liquidity impact to the Company.

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

Borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus 500 basis points beginning October 1, 2008. Prior to October 1, 2008, the applicable spread had been 400 basis points. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. At June 30, 2008, the interest rate was 6.4625%, which included a 400 basis point spread.  At September 30, 2008, the interest rate was 8.92625%, which included a 500 basis point spread.

A fee will be earned and payable on September 15, 2009 equal to 8.0% per annum, calculated on a daily basis, of the difference between $250,000 and the aggregate level of the lenders’ lending commitments under the Revolving Credit Facility as they exist from time to time between September 30, 2008 and the earlier of September 15, 2009 and the date the commitments are permanently reduced to $250,000; however this fee will be reduced by 80% if the aggregate level of commitments on or before September 15, 2009 have been permanently reduced to $250,000. Under this provision, the Company currently estimates that the minimum it will be required to pay is $0 and the maximum is $9,150. The Company expects that it will pay no amounts under this provision as it intends to refinance the debt before the payment is due and payable. There can be no assurance that such refinancing will occur. In addition, if all indebtedness under the Revolving Credit Facility is not fully repaid by December 30, 2009, a separate fee will be earned and payable on December 20, 2009 equal to 8.0% per annum of the amount by which the aggregate commitments under the Revolving Credit Facility that exist from time to time after September 15, 2009 exceed $250,000, calculated on a daily basis.

In addition to any interest that may be payable with respect to amounts advanced by the lenders pursuant to a letter of credit, the Company will be required to pay to the lender(s) issuing letters of credit an issuance fee of 0.125% of the amount of the letters of credit.

Under and subject to the terms of the Revolving Credit Facility, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for investment in joint ventures, for working capital and for such other appropriate corporate purposes as may be approved by the lenders. Under the Revolving Credit Facility, each lender is generally obligated to fund only its pro rata portion of each requested loan or advance.  As a result, if any lender refuses, or is unable, to fund its pro rata portion of a requested loan or advance, the Company may be unable to borrow the entire amount of the requested loan or advance despite the fact that if there are defaulting lenders, the Company is permitted to submit additional borrowing requests in an effort to make-up any borrowing shortfall caused by a defaulting lender failing to fund.

Approximately 35% of the Company’s collateral assets have been reappraised pursuant to the terms of the waiver letter and the Company and approximately one third of the assets in the borrowing base with a book value in excess of $4,000 that have not yet been re-appraised will be appraised in each of the second, third and fourth quarters of fiscal year 2009. The re-appraisals that have been done to date have not had a material impact on the Company’s borrowing base availability, but there can be no assurance that future reappraisals will not reduce borrowing base availability.

Various conditions must be satisfied in order for real estate to be admitted to the borrowing base, including that a mortgage in favor of lenders has been delivered to the agent for lenders and that all governmental approvals necessary to begin development of for-sale residential housing, other than building permits and certain other permits borrower in good faith believes will be issued within 120 days, have been obtained. Depending on the stage of development of the real estate, the loan to value or loan to cost advance rate in the borrowing base ranges from 50% to 95% of the appraised value or cost of the real estate. Based on these ranges, the Company is restricted as to the type of land it can have in various stages of development as well as the dollar value of land under development.

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

Under the Guaranty, Orleans Homebuilders, Inc. granted lenders a security interest in any balance or assets in any deposit or other account that Orleans Homebuilders, Inc. has with any lender. However, the Company and its subsidiaries maintain a majority of the cash, cash equivalents and marketable securities available to them in accounts and as treasury securities outside of the lenders under the Revolving Credit Facility.

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

In addition, under the Revolving Credit Facility, all real property sales must be accomplished through a title company, with the net proceeds of such a sale going directly to the agent bank for application to the outstanding balance under the Revolving Credit Facility. Any purchases of real estate must be done through a title company through advances under the Revolving Credit Facility and all such acquisitions must be subject to mortgages in favor of the lenders; and, at the time of any such advance, the Company will be required to provide an estimate of the portion of the borrowing that will be used for construction needs. However, the Company may make additional draws from time-to-time pursuant to the terms of the Revolving Credit Facility.

The Revolving Credit Facility also contains various financial covenants. Among other things, the financial covenants, as amended, require that:

•                  The Company must maintain a minimum consolidated tangible net worth of at least $75,000 (1) reduced by the sum of (a) inventory impairments under GAAP on assets in the borrowing base taken by the Company and recorded after March 31, 2008, plus (b) the amount of any interest expense incurred less the amount of interest capitalized under Statement of Financial Accounting Standard No. 34 (“SFAS 34”), and recorded after March 31, 2008, plus (c) any additional deferred tax asset valuation reserves recorded after March 31, 2008 (provided that clauses (a) and (c) are limited to an aggregate amount not to exceed $30,000), plus (d) any impairments or write-offs relating to tangible assets or pre-acquisition costs not contained in the borrowing base recorded after March 31, 2008, and (2) increased by the sum of (x) any favorable adjustment recorded after March 31, 2008 to the deferred tax asset valuation allowance as reported in the Company’s third quarter fiscal 2008 financials, plus (y) 50% of positive quarterly net income after March 31, 2008 plus (z) 50% of any net securities proceeds received by the Company and the borrowers under the Revolving Credit Facility after March 31, 2008. However, in no event may the consolidated tangible net worth, after taking into account the reductions and increases above, at any time be less than $35,000.

•                  The Company must maintain a required liquidity level based on cash plus borrowing base availability of at least $15,000 of cash and cash equivalents (including cash held at a title company) on a consolidated basis at all times.

•                  The Company’s minimum cash flow from operations ratio based on cash flow from operations to interest incurred covenant, must exceed 1.25-to-1.00 for the quarters ending September 30, 2008 and December 31, 2008; 0.40-to-1.00 for the quarter ending March 31, 2009; 1.00-to-1.00 for the quarter ending June 30, 2009; and 1.25-to-1.00 for the quarter ending September 30, 2009 and thereafter. Cash flow from operations is calculated based on the last twelve months cash flow from operations, adjusted for interest paid (excluding any amortized deferred financing costs related to all amendments to the Amended Credit Agreement, the Second Amended Credit Agreement and the trust preferred securities and any future amendments to any of the foregoing), amounts from the disposition of model homes that are subject to a sale-leaseback transaction to the extent such amounts are not otherwise included in net cash provided by operating activities, and interest income.

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

Upon the occurrence and continuation of an event of default, after completion of any applicable grace or cure period, lenders may demand immediate payment in full of all indebtedness outstanding under the Revolving Credit Facility, terminate their obligations to make any loans or advances or issue any letter of credit, set off and apply any and all deposits held by any lender for the credit or account of any borrower. In addition, upon the occurrence of certain events of bankruptcy or other insolvency  events with respect to any borrower or the Company, all indebtedness outstanding under the Revolving Credit Facility shall be immediately due and payable without any act or action by lenders. A default under the Company’s Revolving Credit Facility could also prevent the Company from making required payments under the Company’s trust preferred securities, which would cause a default under those securities.

If the Company does not meet its forecast in its budgets, the Company could violate its debt covenants and, absent a waiver or amendment from its lenders, the Company could be in default under its Revolving Credit Facility and, as a result, its debt could become due which would have a material adverse effect on the Company’s financial position and results of operations.

As of September 30, 2008, the Company was in compliance with all of its financial covenants under the Second Amended Credit Agreement.

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

The trust’s preferred and common securities require quarterly distributions of interest by the trust to the holders of the trust securities at a fixed interest rate equal to 8.61% per annum through January 30, 2016 and, after January 30, 2016, at a variable interest rate (reset quarterly) equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 360 basis points.  Since the Company failed to meet both the debt service ratio and minimum tangible net worth requirement set forth in the August 13, 2007 supplemental indenture as of the end of a fiscal quarter for at least three of the last four consecutive fiscal quarters ended on June 30, 2008, the applicable rate of interest was increased by 300 basis points. The Company began accruing for this increased interest rate on July 31, 2008, which was paid to holders for the first time with the coupon payable on October 31, 2008. The interest rate will return to the regularly applicable rate once the Company is in compliance with the debt service ratio and minimum tangible net worth requirements as of the end of any fiscal quarter.  The terms of the trust securities are governed by an Amended and Restated Trust Agreement, dated November 23, 2005, among OHI Financing, Inc., (“OHI Financing”) as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as the Delaware trustee, and the administrative trustees named therein.

The trust used the proceeds from the sale of the trust’s securities to purchase $77,320 in aggregate principal amount of unsecured junior subordinated notes due January 30, 2036 issued by OHI Financing, which includes $2,300 of inter-company issuances. The junior subordinated notes were issued pursuant to a Junior Subordinated Indenture, dated November 23, 2005, as amended by a Supplemental Indenture dated August 13, 2007, collectively referred to herein as the “Indenture,” among OHI Financing, as issuer, and JPMorgan Chase Bank, National Association, as trustee. The terms of the junior subordinated notes are substantially the same as the terms of the trust’s preferred securities. The interest payments on the junior subordinated notes paid by OHI Financing, Inc. will be used by the trust to pay the quarterly distributions to the holders of the trust’s preferred and common securities. Pursuant to the parent guarantee agreement dated November 23, 2005 by and between the Company and JPMorgan Chase Bank, National Association, as trustee, the Company has unconditionally guaranteed OHI Financing, Inc.’s payment and other obligations under the indenture and the junior subordinated notes. The Company used the proceeds from the issuance and sale of the trust preferred securities and the subsequent purchase of the junior subordinated notes to partially repay indebtedness.

The Indenture permits OHI Financing to redeem the junior subordinated notes at par, plus accrued interest on or after January 30, 2011. If OHI Financing redeems any amount of the junior subordinated notes, the Trust Agreement requires the trust to redeem a like amount of the trust securities. Under certain circumstances relating to the tax treatment of the trust or the interest payments made on the junior subordinated notes or the classification of the trust as an “investment company” under the Investment Company Act of 1940, as amended, OHI Financing may also redeem the junior subordinated notes prior to January 30, 2011 at a 7.5% premium.

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

7.              ASSET IMPAIRMENTS – REAL ESTATE HELD FOR DEVELOPMENT AND SALE

The Company accounts for its real estate held for development and sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  Recoverability of real estate held for development and sale is measured by comparing the carrying value to the future undiscounted net cash flows expected to be generated by the asset.  The impairment loss is the difference between the book value of the assets and the discounted future cash flows generated from expected revenue of the assets, less the associated cost to complete and direct costs to sell.  Estimated cash flows are discounted at a rate commensurate with the inherent risk of the assets and cash flows, which approximates fair value.  The estimates used in the determination of the estimated cash flows and fair value of the asset are based on factors known to us at the time such estimates are made and our expectations of future operations.  These estimates of cash flows are significantly impacted by estimates of the amounts and timing of revenues and costs and other factors, which, in turn, are impacted by local market economic conditions and the actions of competitors.  Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to these assets or other assets.

As of September 30, 2008, there were a number of parcels which were tested for impairment as a trigger was identified. Some of these parcels included those that had previously been impaired. In some cases, the undiscounted cash flow analysis prepared by management did not indicate an impairment, requiring the asset to be written down to its fair value. However, these cash flows are subject to significant estimates and assumptions made by management. In some cases, the results of whether an impairment is indicated from the undiscounted cash flow analysis is highly sensitive to changes in assumptions. These parcels could suffer impairment in the future, and such impairment amounts could be material to the Company’s results of operations and financial position.

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

In determining the recoverability of the carrying value of the assets in a community that the Company has evaluated as requiring a test for impairment, significant quantitative and qualitative assumptions are made relative to the future home sales prices, sales incentives, direct and indirect costs (including interest expected to be capitalized) and home construction and land development and the pace of new home orders. In addition, these assumptions are dependent on the specific market conditions and competitive factors for the community being tested. The Company’s estimates are made using information available at the date of the recoverability test. However, as facts and circumstances may change in future reporting periods, the estimates of recoverability are subject to change. When impairment is indicated, the Company estimates the fair value of its communities using a discounted cash flow model. The determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams.

 The following table represents inventory impairments by region for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,
	2008		2007
	Communities	Impairment	Communities	Impairment

Northern	4	$4,899	1	$712
Southern	1	97	—	—
Midwestern	3	3,907	—	—
Florida	1	515	—	—
Total	9	$9,418	1	$712

8.              STOCK BASED COMPENSATION

The Company follows the provision of SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”), which establishes the financial accounting and reporting standards for stock-based compensation plans.  SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including stock options and restricted stock.  Under the provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period of the entire award (generally the vesting period of the award).  The fair value based method in SFAS No. 123(R) is similar to the fair-value-based method in SFAS No. 123 in most respects, subject to certain differences.  The Company previously adopted the fair value recognition provisions of SFAS No. 123 prospectively for all stock awards granted and, as such, the impact of the modified prospective adoption of SFAS 123(R) did not have a significant impact on the financial position or results of operations of the Company.

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

During the three months ended September 30, 2008 and 2007, the Company recognized $322 and $474, respectively, of stock based compensation expense related to stock options.

The following summarizes stock option activity for the Company’s stock option plans during the three months ended September 30, 2008:

	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	752,500	$9.01
Granted	—	—
Exercised	—	—
Outstanding, end of period	752,500	$9.01
Exercisable, end of period	230,500	$13.41

There were no options exercisable at September 30, 2008 that had a strike price below the market value of the underlying shares of stock.

The following table summarizes information about the Company’s stock options at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Remaining	Weighted
	Outstanding at	Remaining	Average	Exercisable at	Average	Average
	September 30,	Contractual	Exercise	September 30,	Contractual	Exercise
Exercise Price	2008	Life	Price	2008	Life	Price
$4.03	180,000	9.2	$4.03	—	N/A	N/A
4.65	240,000	9.2	4.65	48,000	9.2	$4.65
4.85	25,000	9.6	4.85	—	N/A	N/A
10.64	30,000	4.8	10.64	30,000	4.8	10.64
15.63	250,000	7.7	15.63	125,000	7.7	15.63
21.60	27,500	5.9	21.60	27,500	5.9	21.60
	752,500	8.4	$9.01	230,500	7.4	$13.41

The aggregate intrinsic value as of September 30, 2008 for outstanding stock options and for stock options that are exercisable was $4 and $0, respectively.

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

As of September 30, 2008, there was a total of $1,703 of unrecognized compensation expense related to time based non-vested stock options.  That cost is expected to be recognized over a weighted average period of 3.2 years.

Stock Award Plans

In October 2003, the Board of Directors adopted the Orleans Homebuilders, Inc. Stock Award Plan (the “Stock Award Plan”). The Stock Award Plan provides for the grant of stock awards of up to an aggregate of 400,000 shares of the Company’s common stock.  The Stock Award Plan allows for the payment of all or a portion of the incentive compensation awarded under the Company’s bonus compensation plans to be paid by means of a transfer of shares of common stock.  The plan has a ten year life and is open to all employees of the Company and its subsidiaries.  The value of time based restricted stock awards are determined by their intrinsic value (as if the underlying shares were vested and issued) on the grant date.  At September 30, 2008, the Company had awarded 395,904 shares of common stock under the Stock Award Plan and had 4,096 shares of the common stock available to issue under the Stock Award Plan.

On October 17, 2008, the Board of Directors approved an increase in the number of shares available under the Stock Award Plan by 600,000 shares to 1,000,000 shares, which is subject to stockholder approval at the Company’s Annual Meeting on December 4, 2008.

During the three months ended September 30, 2008 and 2007, the Company did not grant any stock awards.

During the three months ended September 30, 2008 and 2007, the Company recognized $161 and $85, respectively, of stock based compensation expense related to stock awards.

As of September 30, 2008, there was a total of $4,184 of unrecognized compensation expense related to time based non-vested restricted stock awards.  That cost is expected to be recognized over a weighted average period of 5.6 years.

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

If a participant terminates employment with the Company prior to attaining his or her normal retirement date, other than by reason of early retirement, death or disability, the participant will forfeit all benefits under the SERP, provided that certain terminations occurring after a change in control will not result in a forfeiture.  The Company can amend or terminate the SERP at any time. However, no amendment or termination will affect the participants’ accrued benefits as determined in accordance with the SERP or delay any payments to a participant beyond the time that such amount would otherwise be payable without regard to the amendment.

The Company used a 4% annual compensation increase and a 6.1% discount rate in its calculation of the present value of its projected benefit obligation.  The discount rate used represented the Moody’s AA bond rate for long-term bonds as of June 2008.

The Company recognized the following costs related to the SERP for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,

	2008	2007
Net periodic pension cost:
Service cost	$130	$153
Interest cost	85	85
Amortization of prior service cost	105	103
Amortization of actuarial gain	(67)	(46)
Total net periodic pension cost	$253	$295

Assumptions used for determining net periodic pension costs:

Discount rate	6.10%	6.10%
Salary scale	4.00%	4.00%

10.       LOSS PER SHARE

The weighted average number of shares used to compute basic loss per common share and diluted loss per common share and a reconciliation of the numerator and denominator used in the computation for the three months ended September 30, 2008 and 2007 are shown in the following table:

	Three months ended September 30,

	2008	2007
Numerator:
Loss from continuing operations for basic and diluted EPS	$(21,936)	$(1,763)

Denominator
Weighted average common shares outstanding (in thousands)	18,504	18,502

Basic and diluted loss per common share from continuing operations	$(1.19)	$(0.10)

Assumed shares (in thousands) under the treasury stock method for stock options of 0 and 80 for the three months ended September 30, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the impact was anti-dilutive for those periods.

11.       INCOME TAXES

The Company’s income tax expense from continuing operations for the three months ended September 30, 2008 was $120 compared with to $159 in the corresponding prior year period.  These amounts represent effective tax rates for the three months ended September 30, 2008 and 2007 of (0.6)% and (9.9)%, respectively.  The significant changes in the Company’s effective tax rate resulted primarily from the recording of an $8,463 net valuation reserve in the first quarter of fiscal year 2009 as compared with no valuation reserve in the comparable period of the previous fiscal year.  SFAS No. 109 — “Accounting for Income Taxes” (“SFAS No. 109”) requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  SFAS No. 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  The tax expense for the three months ended September 30, 2007 include the impact of a revision to a prior year tax contingency reserve of approximately $520 as well as a prior year income tax return-to-accrual adjustment of approximately $228.

At September 30, 2008 and June 30, 2008, the Company had net deferred income tax assets of $62,105 and $53,642, respectively, offset by full valuation allowances of $62,105 and $53,642, respectively.

The Company is currently under examination by various taxing jurisdictions and anticipates finalizing the examinations with certain jurisdictions within the next twelve months.  The final outcome of these examinations is not yet determinable.  The statute of limitations for the Company’s major tax jurisdictions remains open for examination for tax years 2005-2007.

12.       DISCONTINUED OPERATIONS

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

As the western region represented a component of the Company’s business, the consolidated financial statements have been reclassified for all periods presented to present this business as discontinued operations.  Summarized financial information for the western region is set forth below:

Three months ended September 30, 2007

Operating loss	$(482)
Tax benefit	(190)
Net loss from discontinued operations	$(292)

Discontinued operations have not been segregated in the condensed consolidated statement of cash flows. Therefore amounts for certain captions will not agree with respective data in the condensed consolidated statement of operations.

13.       SEGMENT REPORTING

SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”) establishes standards for the manner in which public enterprises report segment information about operating segments.  The Company has determined that its operations primarily involve four reportable homebuilding segments operating in 11 markets.  Revenues are primarily derived from the sale of homes which the Company constructs.  The segments reported have been determined to have similar economic characteristics including similar historical and expected future operating performance, employment trends, land acquisitions and land constraints, municipality behavior and met the other aggregation criteria in SFAS No. 131.  The reportable homebuilding segments include operations conducting business in the following markets:

Northern region:

•               Southeastern Pennsylvania;

•               Central New Jersey;

•               Southern New Jersey; and

•               Orange County, New York

Southern region:

•               Charlotte, North Carolina (including adjacent counties in South Carolina);

•               Richmond, Virginia;

•               Raleigh, North Carolina;

•               Greensboro, North Carolina; and

•               Tidewater, Virginia

Midwestern region:

•               Chicago, Illinois

Florida region:

•               Orlando, Florida

During the fiscal year ended June 30, 2008, the Company exited from the Phoenix, Arizona market.  See note 12, Discontinued Operations.

The Company’s evaluation of segment performance is based on (loss) income from continuing operations before taxes.  During fiscal year 2008, the allocation to the segments was a fixed amount, which left a portion of the loss unallocated.  During fiscal year 2009, corporate (loss) income from continuing operations is fully allocated to the segments based on budgeted revenue. The fiscal year 2009 allocation includes the Company’s mortgage brokerage and property management subsidiaries.  Below is a summary of revenue and (loss) income from continuing operations before taxes for each reportable segment for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
Total Revenue
Northern	$46,880	$51,140
Southern	27,305	48,505
Midwestern	11,490	13,538
Florida	3,190	8,269
Corporate and unallocated(1)	1,456	1,424
Consolidated Total	$90,321	$122,876

(Loss) Income from Continuing Operations Before Taxes
Northern	$(5,845)	$(678)
Southern	(9,436)	(421)
Midwestern	(5,512)	(1,524)
Florida	(1,023)	(1,121)
Corporate and unallocated	—	2,140
Consolidated Total	$(21,816)	$(1,604)

(1) Corporate and unallocated include the revenue of the Company’s mortgage brokerage and property management.

14.       COMMITMENTS AND CONTINGENCIES

At September 30, 2008, the Company had outstanding bank letters of credit, surety bonds and financial security agreements amounting to $114,933 as collateral for completion of improvements at various developments of the Company.

As of September 30, 2008, the Company owned or controlled approximately 7,004 building lots.  As part of the aforementioned building lots, the Company has contracted to purchase, or had under option, undeveloped land and improved lots for an aggregate purchase price of $115,406, which are expected to yield approximately 1,775 building lots.  Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement.  Furthermore, purchase of the properties is usually contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers.

From time to time, the Company is named as defendant in legal actions arising from its normal business activities.  Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of the Company any such liability will not have a material adverse effect on the financial position or operating results of the Company.The Company accrues the cost for warranty and customer satisfaction into the cost of its homes as a liability at closing for each unit based on the Company’s individual budget per unit. These liabilities are reviewed on a quarterly basis and generally closed to earnings within nine to 12 months for unused amounts with any excess amounts expensed as identified as a change in estimate.  Any significant material defects are generally under warranty with the Company’s supplier.  The Company has not historically incurred any significant litigation requiring additional specific reserves for its product offerings (e.g., mold litigation).

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

	Three months ended September 30,

	2008	2007
Balance at beginning of period	$3,353	$2,909
Warranty costs accrued	399	988
Actual warranty costs incurred	(669)	(675)
Balance at end of period	$3,083	$3,222

15.  FAIR VALUE DISCLOSURES

Effective July 1, 2008, the Company adopted SFAS No. 157, “ Fair Value Measurements” (“SFAS No. 157”) as amended by FASB Staff Position SFAS No. 157-1, “ Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS No. 157-1”) and FASB Staff Position SFAS No. 157-2, “ Effective Date of FASB Statement No. 157” (“FSP FAS No. 157-2”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and provides for expanded disclosure about fair value measurements.  SFAS No. 157 is applied prospectively, including to all other accounting pronouncements that require or permit fair value measurements.  FSP FAS No. 157-1 amends SFAS No. 157 to exclude from the scope of SFAS No. 157 certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases” for purposes of measurements and classifications.  FSP FAS No. 157-2 amends SFAS No. 157 to defer the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008.

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value.  Financial assets and liabilities are categorized based on the inputs to the valuation techniques as follows:

Level 1    Fair value determined based on quoted prices in active markets for identical assets.

Level 2    Fair value determined using significant other observable inputs.

Level 3   Fair values determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

	Fair Value Hierarchy	Fair Value at September 30, 2008
Financial Instruments
Marketable securities	Level 1	$15,745

The partial adoption of SFAS No. 157 under FSP FAS No. 157-2 did not have a material impact on the Company’s financial assets and liabilities.  Management is evaluating the impact that SFAS No. 157 will have on its non-financial assets and non-financial liabilities since the application of SFAS No. 157 for such items was deferred to July 1, 2009.  The Company believes that the impact of these items will not be material to its consolidated financial statements.

16.  GOODWILL

During the three months ended September 30, 2008, the Company recorded an impairment charge related to the goodwill that arose from the Parker & Lancaster Corporation acquisition.  This assessment was performed in accordance with SFAS No. 142.  Management evaluated the recoverability of the goodwill by comparing the carrying value of the Company’s southern reporting unit to its fair value.  Fair value was determined based on the discounted future cash flows.  These cash flows are significantly impacted by estimates related to current and future economic conditions, including absorption rates and margins reflective of slowing demand, as well as anticipated future demand and timing thereof.  The amounts included in the discounted cash flow analysis are based on management’s best estimate of future results.  This estimate considered increased risk and uncertainty associated with current market and economic conditions as reflected within the discount rate used to present value future cash flows and lower expected pricing over the projection period due to decreased consumer demand in the near term over the projection period.  The deteriorating market conditions in the Southern Region in which Parker & Lancaster operates are the result of continued economic turmoil, uncertainty in the credit and financial markets, decreased consumer demand and increased mortgage underwriting standards. Discount rates were based on the Company’s weighted average cost of capital adjusted for the aforementioned business risks.  The amount of the goodwill impairment was $4,180 and was recorded in the Company’s southern reporting segment.  As a result of this impairment charge, the Company has no goodwill on its Balance Sheet at September 30, 2008.  Actual results could differ significantly from such estimates.  No impairment charge related to goodwill was taken during the three months ended September 30, 2007.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

Orleans Homebuilders, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, “OHB”, “Orleans”, “we”, “us” or “our”) market, develop and build high-quality, single-family homes, townhomes and condominiums to serve various types of homebuyers, including move-up, luxury, empty nester, active adult, first-time move-up and first-time homebuyers. The Company believes this broad range of home designs gives it flexibility to address economic and demographic trends within its markets.  The Company has been in operation since 1918 and is currently engaged in residential real estate development in eight states in the following 11 markets: Southeastern Pennsylvania; Central New Jersey; Southern New Jersey; Orange County, New York; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Chicago, Illinois; and Orlando, Florida.  The Company’s Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina.  The Company has operated in Pennsylvania and New Jersey for over 90 years.  In fiscal year 2001, the Company began operations in North Carolina and Virginia through the acquisition of Parker & Lancaster Corporation (“PLC”), a privately-held residential homebuilder.  The Company entered the Orlando, Florida market on July 28, 2003 through its acquisition of Masterpiece Homes, Inc., now Masterpiece Homes, LLC. (“Masterpiece Homes”), a privately-held residential homebuilder.  On July 28, 2004, the Company entered the Chicago, Illinois market through the acquisition of Realen Homes, L.P. (“Realen Homes”), an established privately-held homebuilder with operations in Chicago, Illinois and southeastern Pennsylvania.  On December 23, 2004, pursuant to an Asset Purchase Agreement of the same date, the Company acquired, through a wholly-owned subsidiary, certain real estate assets from Peachtree Residential Properties, LLC, a North Carolina limited liability company and Peachtree Townhome Communities, LLC, a North Carolina limited liability company which, at the time the Company acquired the assets, were wholly-owned subsidiaries of Peachtree Residential Properties, Inc., a Georgia corporation (collectively, “Peachtree Residential Properties”).  In December 2005, the Company entered the Phoenix, Arizona market as a start-up operation via the purchase of an undeveloped parcel of land.  On December 31, 2007, the Company committed to exiting the Phoenix market and, in connection with that decision, on that date disposed of its entire land position and its related work-in-process homes in Phoenix, which constituted substantially all of its assets in the western region.  The Consolidated Financial Statements have been reclassified for all prior periods presented to reflect this business as a discontinued operation.  See Note 12, Discontinued Operations.

References to a given fiscal year in this Quarterly Report on Form 10-Q is to the fiscal year ended June 30th of that year.  For example, the phrases “fiscal 2009”, “2009 fiscal year” or “year ended June 30, 2009” refer to the fiscal year ending June 30, 2009.  When used in this report, the “northern region” segment refers to our markets in Pennsylvania, New Jersey and New York; the “southern region” segment refers to our markets in North Carolina and Virginia, as well as the adjacent counties in South Carolina; the “midwestern region” segment refers to our market in Illinois; the “Florida region” segment refers to our market in Florida; and the “western region” segment refers to our former market in Arizona.

Results of Operations

New Orders, Residential Revenues and Backlog:

During the last three years, we and the entire housing industry have faced several significant challenges in the housing and mortgage markets as a whole.  These challenges have increased significantly during the three months ended September 30, 2008 as these difficulties which previously were confined to certain segments of the economy (including homebuilding) have expanded to a greater portion of the United States and global economy.  Recent economic reports show that the United States economy is suffering from falling wages, rising inflation, weak consumer spending, job losses, tight credit and a lingering malaise in the real estate industry.  Many economists believe that the United States is either in or headed toward a recession.  We believe that overall economic conditions and conditions in the housing and mortgage markets will remain difficult and these conditions may continue to have a negative impact on new orders, new order pricing and consumer confidence related to housing in the near term, thereby further reducing revenues, gross margins and net income.  We are continuing to respond to these unfavorable market conditions by attempting to maintain absorption levels through the use of sales incentives, reevaluating our individual land holdings, reducing our land expenditures and emphasizing cost reductions to adjust for lower levels of production.  Further decreases in demand for our homes may require us to further increase the use of sales incentives and to take other steps to reduce expenditures and expenses.

For the tables below setting forth certain details as to residential sales activities, the information is provided for the three months ended September 30, 2008 and 2007 in the case of residential revenue earned and new orders, and as of September 30, 2008 and 2007 in the case of backlog.  We consider a sales contract or a potential sale to be classified as a new order and, therefore, become a part of backlog, at the time a homebuyer executes a contract to purchase a home from the Company.

	Three months ended September 30
	2008	2007	Change	% Change
New orders
Dollars	$53,630	$132,576	$(78,946)	(59.5)%
Units	135	303	(168)	(55.4)%
Average sales price	$397	$438	$(41)	(9.4)%

Residential revenue earned
Dollars	$88,602	$119,357	$(30,755)	(25.8)%
Units	200	263	(63)	(24.0)%
Average sales price	$443	$454	$(11)	(2.4)%

	September 30,
	2008	2007	Change	% Change
Backlog
Dollars	$203,337	$331,132	$(127,795)	(38.6)%
Units	421	649	(228)	(35.1)%
Average sales price	$483	$510	$(27)	(5.3)%

New orders for the three months ended September 30, 2008 decreased $78,946 or 59.5%, to $53,630 on 135 homes, compared to $132,576 on 303 homes for the three months ended September 30, 2007.  The average price per home decreased by approximately 9.4% to $397 for the three months ended September 30, 2008 compared to $438 or the three months ended September 30, 2007.

The decrease in new orders for the three months ended September 30, 2008 is attributable to the continued deterioration in the overall housing and mortgage markets during the period.  The decrease in the average sales price on new orders generally represents a response to the deterioration in market conditions by us in an effort to increase absorption through the use of marketing incentives and price reductions.

Residential revenues earned for the three months ended September 30, 2008 decreased $30,755, or 25.8%, to $88,602 on 200 homes, compared to $119,357 on 263 homes for the three months ended September 30, 2007.  The decrease in residential revenues earned is also due to the continued deterioration in the overall housing and mortgage markets.

Changes in backlog are the net result of changes in net new orders and residential revenues earned.

Cancellation rates for the three months ended September 30, 2008 were 36.0% of new orders compared to 21.0% for the three months ended September 30, 2007.  This increase is also the result of the deteriorating economy.  The increase was the result of lower gross orders in the northern and southern regions.  Company wide, cancellations declined from 82 in the three months ended September 30, 2007 to 76 in the three months ended September 30, 2008.

Northern Region:

	Three months ended September 30
	2008	2007	Change	% Change

New orders
Dollars	$25,454	$53,582	$(28,128)	(52.5)%
Units	55	113	(58)	(51.3)%
Average sales price	$463	$474	$(11)	(2.3)%

Residential revenue earned
Dollars	$46,725	$51,026	$(4,301)	(8.4)%
Units	97	105	(8)	(7.6)%
Average sales price	$482	$486	$(4)	(0.8)%

	September 30,
	2008	2007	Change	%Change

Backlog
Dollars	$88,547	$147,191	$(58,644)	(39.8)%
Units	168	263	(95)	(36.1)%
Average sales price	$527	$560	$(33)	(5.9)%

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

The decrease in new orders for the northern region noted above is the result of a large decrease in the number of units sold, coupled with a slight decline in the average sales price.  The decrease in the number of units is primarily the result of deteriorating market conditions.  The decrease in residential revenue earned was the result of both decreases in the units sold and the average sale price.

Southern Region:

	Three months ended September 30
	2008	2007	Change	% Change

New orders
Dollars	$18,225	$58,582	$(40,357)	(68.9)%
Units	51	121	(70)	(57.9)%
Average sales price	$357	$484	$(127)	(26.2)%

Residential revenue earned
Dollars	$27,278	$48,373	$(21,095)	(43.6)%
Units	64	100	(36)	(36.0)%
Average sales price	$426	$484	$(58)	(12.0)%

	September 30,
	2008	2007	Change	% Change

Backlog
Dollars	$94,706	$140,737	$(46,031)	(32.7)%
Units	203	264	(61)	(23.1)%
Average sales price	$467	$533	$(66)	(12.4)%

Our southern region is comprised of our Charlotte, Raleigh and Greensboro, North Carolina and the Richmond and Tidewater, Virginia markets.  The Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina.  The Company in its southern region currently builds homes targeted toward move-up and luxury homebuyers.

The decrease in new orders for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 is the result of significant decreases in both the number of units sold and the average price per unit.  The decrease in residential revenues earned for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 is also due to significant decreases in the number of units sold and the average sale price per unit.  These decreases are the result of the continued deterioration in the market.

Midwestern Region:

	Three months ended September 30
	2008	2007	Change	% Change

New orders
Dollars	$8,160	$13,436	$(5,276)	(39.3)%
Units	21	40	(19)	(47.5)%
Average sales price	$389	$336	$53	15.8%

Residential revenue earned
Dollars	$11,478	$12,836	$(1,358)	(10.6)%
Units	28	28	—	0.0%
Average sales price	$410	$458	$(48)	(10.5)%

	September 30,
	2008	2007	Change	% Change

Backlog
Dollars	$17,766	$28,532	$(10,766)	(37.7)%
Units	41	67	(26)	(38.8)%
Average sales price	$433	$426	$7	1.6%

In our midwestern region, we have operations in the Chicago area.  The Company in its midwestern region currently builds homes primarily targeted toward the move-up homebuyer.

During the three months ended September 30, 2008, both new order dollars and the number of units sold decreased as compared to the same periods in the prior year.  This decrease is primarily the result of the deteriorating economic and market conditions noted above.  There was, however, a significant increase in the average sale price of our new orders in this region.  During our first quarter of fiscal year 2008, market prices of new homes in the Chicago market declined significantly.  During the first quarter of fiscal year 2009, we were able to increase our sales prices, which had a positive impact of our average sale price for new orders.  The affect of this was more home sales at lower prices in the comparable quarter of the prior fiscal year.  The decrease in residential revenues earned was due to a decline in average sale price, with units closed during the three months ended September 30, 2008 equaling units closed during the three months ended September 30, 2007.

Florida Region:

	Three months ended September 30
	2008	2007	Change	% Change

New orders
Dollars	$1,791	$6,976	$(5,185)	(74.3)%
Units	8	29	(21)	(72.4)%
Average sales price	$224	$241	$(17)	(7.1)%

Residential revenue earned
Dollars	$3,121	$7,122	$(4,001)	(56.2)%
Units	11	30	(19)	(63.3)%
Average sales price	$284	$237	$47	19.8%

	September 30,
	2008	2007	Change	% Change

Backlog
Dollars	$2,318	$14,672	$(12,354)	(84.2)%
Units	9	55	(46)	(83.6)%
Average sales price	$258	$267	$(9)	(3.4)%

The above table reflects results from our Florida region for the three months ended September 30, 2008 and 2007.  In the Florida region, we have operations in the Orlando market.  The three months ended September 30, 2007, also reflect results from the Palm Bay market from which we substantially exited during the first quarter of fiscal 2008 and the Palm Coast market from which we substantially exited during the second quarter of fiscal 2008.  The Company in the Florida region currently builds homes primarily targeted toward first-time, move-up and entry level homebuyers.

The decrease in new orders for the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, is primarily the result of the continued deterioration of market conditions in this region.  New orders were also negatively impacted by our exit from the Palm Bay and Palm Coast markets, as noted above.  The decline in residential revenue earned is also the result of the overall decline in market conditions, as well as our exit from the Palm Bay and Palm Coast markets, as noted above.

Costs and Expenses:

Residential Properties:

	Three months ended September 30
	2008	2007	Change	% Change

Residential Properties
Earned revenue	$88,602	$119,357	$(30,755)	(25.8)%
Cost of residential properties	87,707	102,953	(15,246)	(14.8)%
Gross profit margin	$895	$16,404	$(15,509)	(94.5)%
Gross profit margin %	1.0%	13.7%

The costs of residential properties for the three months ended September 30, 2008, compared to the three months ended September 30, 2007 decreased primarily as a result of decreased residential revenue earned.  Impairments of residential property in the amount of $9,418 and $712 were recorded in the three months ended September 30, 2008 and 2007, respectively.  Gross profit percentage for the three months ended September 30, 2008 was 1.0%, as compared to 13.7% for the three months ended September 30, 2007.  Without recording the impairments in the current quarter, the gross profit percentage would have decreased from 14.3% during the three months ended September 30, 2007 to 11.6% during the three months ended September 30, 2008.

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

We capitalize interest costs to inventory during development and construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer.  Historically, our inventory eligible for interest capitalization exceeded our debt levels.  As a result of our reduction of inventories in recent quarters the Company’s active inventory has been lower than its debt level; therefore, a portion of the interest incurred during those periods was expensed directly to interest expense.  As all interest incurred is ultimately expensed, this occurrence only accelerates the expense recognition of the interest incurred during the period.  Interest included in the costs and expenses of residential properties and land sold for the three months ended September 30, 2008 and September 30, 2007 was $4,144 and $3,809, respectively.  Interest charged directly to interest expense during the three months ended September 30, 2008 and September 30, 2007 was $1,864 and $0, respectively.  Included in interest expense during the quarter ended September 30, 2008, was the write-off of debt acquisition costs in the amount of $784.  This charge was recognized due to the decrease in borrowing capacity as a result of the September 30, 2008 amendment to the Revolving Credit Facility.

Selling, General and Administrative:

	Three months ended September 30
	2008	2007	Change	% Change

Selling, General and Administrative
Selling and advertising	$5,133	$6,455	$(1,322)	(20.5)%
Commissions	3,557	4,277	(720)	(16.8)%
General and administrative	7,888	7,543	345	4.6%
Total	$16,578	$18,275	$(1,697)	(9.3)%

Selling and advertising costs include amortization of deferred marketing costs and other selling costs.  These costs decreased primarily as a result of reduced sales office headcount, as part of headcount reductions that took place in January 2008 and August 2008.

The decrease in commission expense is primarily attributable to the decrease in residential revenues as noted above.  Commission expense as a percentage of residential revenue increased to 4.0% for the three months ended September 30, 2008 from 3.6% for the three months ended September 30, 2007.  The increased rate is due to increased incentives to the Company’s sales force.

General and administrative costs were consistent with the prior year.  Write-offs of abandoned projects and other pre-acquisition costs were $157 and $400 for the three months ended September 30, 2008 and 2007, respectively.

Land Sales and Other Income:

	Three months ended September 30
	2008	2007	Change

Land sales
Earned revenue	$58	$1,186	$(1,128)
Costs and expenses	24	1,258	(1,234)
Gross profit (loss)	$34	$(72)	$106

Other income (expense)
Other income	$1,661	$2,333	$(672)
Other expense	$1,784	$1,994	$(210)

The Company had land sales revenue of $58 and $1,186 during the three months ended September 30, 2008 and 2007, respectively.  Other income consists primarily of property management fees and mortgage processing income, while other expense consists primarily of the costs of property management and mortgage processing, along with depreciation expense for the Company.

Our mortgage processing business assists homebuyers in obtaining financing directly from unaffiliated lenders.  We do not fund or service the mortgage loans, nor do we assume any credit or interest rate risk in connection with originating the mortgages.

Income Taxes and Loss from Continuing Operations:

	Three months ended September 30
	2008	2007	Change

Pre-tax loss from continuing operations	$(21,816)	$(1,604)	$(20,212)
Income tax (benefit) expense	120	159	(39)
Loss from continuing operations, net of tax	$(21,936)	$(1,763)	$(20,173)

The effective income tax rate was (0.6)% for the three months ended September 30, 2008 as compared to (9.9)% for the three months ended September 30, 2007.  The significant change in the Company’s tax rate was a result of the additional valuation allowance against the deferred tax assets due to the lack of objectively verifiable evidence regarding the realization of these assets in the foreseeable future.  There was no valuation allowance booked during the first quarter of fiscal year 2008.  As of September 30, 2008, the valuation allowance amounted to $62,105.  Of this amount $8,463 was booked during the first quarter of fiscal year 2009. The tax expense for the three months ended September 30, 2007 include the impact of a revision to a prior year tax contingency reserve of approximately $520 as well as a prior year income tax return-to-accrual adjustment of approximately $228.

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

Loss from discontinued operations was $292 or a loss of $0.02 per share for the three months ended September 30, 2007.  See Note 12 to our consolidated financial statements in Item 1 of this Part 1.

Liquidity and Capital Resources

On an ongoing basis, we require capital for expenditures to purchase and develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales.  These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities.  Our sources of capital include funds derived from operations, sales of assets and various borrowings, most of which are secured.  In an effort to increase liquidity, we may pursue sales of parcels of land, as well as alternatives for selling a portion of our model home portfolio and other assets; however, we can offer no assurances as to whether or when such transactions will occur or whether the transactions will be on terms advantageous to us.

As of September 30, 2008, we had $29,344 of borrowing capacity under our secured revolving credit facility discussed below, subject to borrowing base availability.  At September 30, 2008, we had borrowings in excess of availability of $6,487.  In connection with entering into our Second Amended Credit Agreement, we made payments on our credit facility of $19,000, giving us availability of $12,513 immediately after these net repayments.  A majority of our debt is variable rate, based on the 30-day LIBOR rate, and therefore, we are exposed to market risk in connection with interest rate changes.  At September 30, 2008, the 30-day LIBOR rate of interest was 3.92625%.  The libor rate has since decreased and as of October 31, 2008 was 2.58125%

During the three months ended September 30, 2008, our liquidity decreased by $27,321 as shown in the table below:

	September 30, 2008	June 30, 2008
Cash and cash equivalents	$27,332	$72,341
Restricted cash - due from title companies	7,288	19,269
Marketable securities	15,745	—
Net borrowing base availability	(6,487)	(20,411)
Liquidity	$43,878	$71,199

The decrease in liquidity is due to the decrease in closings that took place during the three months ended September 30, 2008, coupled with the inventory impairments recorded during the quarter.

We currently believe that cash and marketable securities on hand, funds generated from operations and financial commitments from available lenders will provide sufficient capital for us to meet our existing operating needs.

Revolving Credit Facility

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company, and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc., as guarantor, entered into a Revolving Credit Loan Agreement for a Senior Secured Revolving Credit and Letter of Credit Facility with various banks as lenders (as amended and restated and further amended, the “Revolving Credit Facility”). The Revolving Credit Loan Agreement was amended on January 24, 2006, via the Amended and Restated Revolving Credit Loan Agreement (the “Amended Credit Agreement”). In connection with the Amended Credit Agreement, Orleans Homebuilders, Inc. executed a Guaranty, which was amended on September 6, 2007, and amended and restated on September 30, 2008. The Amended and Restated Credit Agreement was amended on November 1, 2006 (the “First Amendment”), February 7, 2007 (the “Second Amendment”), May 8, 2007 (the “Third Amendment”), September 6, 2007 (the “Fourth Amendment”), December 21, 2007 (the “Fifth Amendment”), May 9, 2008 by a limited waiver (the “waiver letter”) to the Amended Credit Agreement, which was extended on September 15, 2008, and amended and restated in the Second Amended and Restated Revolving Credit Loan Agreement, dated September 30, 2008 (the “Second Amended Credit Agreement”).

Waiver

Absent the deferred tax asset valuation allowance of $43,500 during the March 31, 2008 fiscal quarter, the Company would have been in compliance with all of the financial covenants in the Amended Credit Agreement at March 31, 2008. However, as a result of the deferred tax asset valuation allowance, absent the waiver letter dated May 9, 2008, as extended on September 15, 2008, the Company would have been in default of the minimum consolidated tangible net worth, maximum leverage ratio, and maximum land to consolidated adjusted tangible net worth ratio covenants set forth in the Amended Credit Agreement at March 31, 2008 (the “Subject Covenants”). Subject to certain limitations, the waiver letter temporarily waived compliance with the Subject Covenants generally from January 1, 2008 to September 30, 2008 (the “Waiver Period”), unless another event of default occurred or we failed to comply with the covenants in the waiver letter.

In the waiver letter, the Company also agreed that it would act in good faith and use its best efforts to work with the agent lender during the Wavier Period to identify a material group of assets in its borrowing base for reappraisal prior to September 15, 2008, which have been reappraised and account for approximately 35% of the Company’s collateral assets.

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

•                  A fee will be earned and payable on September 15, 2009 equal to 8.0% per annum, calculated on a daily basis, of the difference between $250,000 and the aggregate level of the lenders’ lending commitments under the Revolving Credit Facility as they exist from time to time between September 30, 2008 and the earlier of September 15, 2009 and the date the commitments are permanently reduced to $250,000; however this fee will be reduced by 80% if the aggregate level of commitments on or before September 15, 2009 have been permanently reduced to $250,000.

•                  If the Company’s indebtedness is not paid in full by December 20, 2009, a separate fee will be earned and payable on December 20, 2009 equal to 8.0% per annum, calculated on a daily basis, of the difference between $250,000 and the average daily outstanding cash borrowing as they exist from time to time after September 15, 2009.

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

•                  The minimum consolidated tangible net worth covenant was lowered to be not less than $75,000, (1) reduced by the sum of (a) inventory impairments under GAAP on assets in the borrowing base taken by the Company and recorded after March 31, 2008, plus (b) the amount of any interest incurred less the amount of interest capitalized under Statement of Financial Accounting Standard No. 34 (“SFAS 34”), and recorded after March 31, 2008, plus (c) any additional deferred tax asset valuation reserves recorded after March 31, 2008 (provided that clauses (a) and (c) are limited to an aggregate amount not to exceed $30,000), plus (d) any impairments or write-offs relating to tangible assets or pre-acquisition costs not contained in the borrowing base recorded after March 31, 2008, and (2) increased by the sum of (x) any favorable adjustment recorded after March 31, 2008, to the deferred tax asset valuation allowance as reported in the Company’s third quarter fiscal 2008 financials, plus (y) 50% of positive quarterly net income after March 31, 2008 plus (z) 50% of any net securities proceeds received by the Company and the borrowers under the Revolving Credit Facility after March 31, 2008. However, in no event may the consolidated tangible net worth, after taking into account the reductions and increases above, at any time be less than $35,000.

•                  The minimum liquidity level is reduced to $15,000.

•                  The minimum cash flow from operations ratio is reduced and the related definition of debt service was amended to exclude any amortized deferred financing costs related to all

•                  amendments to the Amended Credit Agreement, the Second Amended Credit Agreement and/or the trust preferred securities and any future amendments to any of the foregoing.

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

The lenders have agreed to allow the Company to pursue second lien indebtedness in certain limited circumstances. Any second lien indebtedness is subject to the approval of the lenders and the proceeds of any second lien indebtedness must be used to prepay amounts advanced under the facility and the amount of the facility will be permanently reduced by the amount of any such prepayment. The Company and the lenders have agreed that re-appraisals will be done on the Company’s collateral assets. Approximately 35% of those assets have already been reappraised. The results of the appraisals included both individual reductions in appraised values as well as some increases in appraised values. While these project appraisals are not scheduled to be utilized in borrowing base availability determinations until the borrowing base certificate dated as of September 30, 2008, the Company estimates that the net borrowing base availability, calculated on a lower of GAAP cost or appraised value basis for each individual project category and as adjusted for increases and decreases in these project appraisals would have resulted in an increase in borrowing base availability of approximately $1.5 million as of June 30, 2008 and approximately $2.7 million as of August 31, 2008, respectively. Under this amended and restated credit agreement, the Company has permitted lenders to conduct future appraisals on a fair market value basis on all projects with a GAAP cost of at least $4,000 to be phased in generally over the next three fiscal quarters ended June 30, 2009, but excluding the projects already recently appraised. The result of these appraisals is subject to numerous factors, and accordingly no assurance can be given on the result of either the recent or future bank appraisals or the corresponding liquidity impact to the Company.

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

Borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus 500 basis points beginning October 1, 2008. Prior to October 1, 2008, the applicable spread had been 400 basis points. During the term of the Revolving Credit Facility, interest is payable monthly in arrears. At June 30, 2008, the interest rate was 6.4625%, which included a 400 basis point spread. At September 30, 2008, the interest rate was 8.92625%, which included a 500 basis point spread.

A fee will be earned and payable on September 15, 2009 equal to 8.0% per annum, calculated on a daily basis, of the difference between $250,000 and the aggregate level of the lenders’ lending commitments under the Revolving Credit Facility as they exist from time to time between September 30, 2008 and the earlier of September 15, 2009 and the date the commitments are permanently reduced to $250,000; however this fee will be reduced by 80% if the aggregate level of commitments on or before September 15, 2009 have been permanently reduced to $250,000. Under this provision, we currently estimate that the minimum we will be required to pay is $0 and the maximum is $9,150, and the Company expects that it will pay no amounts under this provision as it intends to refinance the debt before the payment is due and payable. There can be no assurance that such refinancing will occur. In addition, if all indebtedness under the Revolving Credit Facility is not fully repaid by December 30, 2009, a separate fee will be earned and payable on December 20, 2009 equal to 8.0% per annum of the amount by which the aggregate commitments under the Revolving Credit Facility that exist from time to time after September 15, 2009 exceed $250,000, calculated on a daily basis.

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

Approximately 35% of the Company’s collateral assets have been reappraised pursuant to the terms of the waiver letter and the Company and approximately one third of the assets in the borrowing base with a book value in excess of $4,000 that have not yet been re-appraised will be appraised in each of the second, third and fourth quarters of fiscal year 2009. The re-appraisals that have been done to date have not had a material impact on the Company’s valuation of the collateral assets, but there is no assurance that future re-appraisals will not have an impact on our valuations and thereby potentially reduce our borrowing base availability.

Various conditions must be satisfied in order for real estate to be admitted to the borrowing base, including that a mortgage in favor of lenders has been delivered to the agent for lenders and that all governmental approvals necessary to begin development of for-sale residential housing, other than building permits and certain other permits borrower in good faith believes will be issued within 120 days, have been obtained. Depending on the stage of development of the real estate, the loan to value or loan to cost advance rate in the borrowing base ranges from 50% to 95% of the appraised value or cost of the real estate. Based on these ranges, the Company is restricted as to the type of land it can have in various stages of development as well as the dollar value of land under development.

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

Under the Guaranty, Orleans Homebuilders, Inc. granted lenders a security interest in any balance or assets in any deposit or other account that Orleans Homebuilders, Inc. has with any lender. However, the Company and its subsidiaries maintain a majority of the cash, cash equivalents and marketable securities available to them in accounts and as United States treasury securities in accounts outside of the lenders under the Revolving Credit Facility.

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

In addition, under the Revolving Credit Facility, all real property sales must be accomplished through a title company, with the net proceeds of such a sale going directly to the agent bank for application to the outstanding balance under the Revolving Credit Facility. Any purchases of real estate must be done through a title company through advances under the Revolving Credit Facility and all such acquisitions must be subject to mortgages in favor of the lenders; and, at the time of any such advance, the Company will be required to provide an estimate of the portion of the borrowing that will be used for construction needs. However, the Company may make additional draws from time-to-time pursuant to the terms of the Revolving Credit Facility.

The Revolving Credit Facility also contains various financial covenants. Among other things, the financial covenants, as amended, require that:

•                  We must maintain a minimum consolidated tangible net worth of at least $75,000 (1) reduced by the sum of (a) inventory impairments under GAAP on assets in the borrowing base taken by the Company and recorded after March 31, 2008, plus (b) the amount of any interest expense incurred less the amount of interest capitalized under Statement of Financial Accounting Standard No. 34 (“SFAS 34”), and recorded after March 31, 2008, plus (c) any additional deferred tax asset valuation reserves recorded after March 31, 2008 (provided that clauses (a) and (c) are limited to an aggregate amount not to exceed $30,000), plus (d) any impairments or write-offs relating to tangible assets or pre-acquisition costs not contained in the borrowing base recorded after March 31, 2008, and (2) increased by the sum of (x) any favorable adjustment recorded after March 31, 2008 to the deferred tax asset valuation allowance as reported in the Company’s third quarter fiscal 2008 financials, plus (y) 50% of positive quarterly net income after March 31, 2008 plus (z) 50% of any net securities proceeds received by the Company and the borrowers under the Revolving Credit Facility after March 31, 2008. However, in no event may the consolidated tangible net worth, after taking into account the reductions and increases above, at any time be less than $35,000.

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

As of September 30, 2008, the Company was in compliance with all of its financial covenants under the Second Amended Credit Agreement.

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

The trust’s preferred and common securities require quarterly distributions of interest by the trust to the holders of the trust securities at a fixed interest rate equal to 8.61% per annum through January 30, 2016 and, after January 30, 2016, at a variable interest rate (reset quarterly) equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 360 basis points.  Since the Company failed to meet both the debt service ratio and minimum tangible net worth requirement set forth in the August 13, 2007 supplemental indenture as of the end of a fiscal quarter for at least three of the last four consecutive fiscal quarters ending on June 30, 2008, the applicable rate of interest was increased by 300 basis points. We began accruing for this increased interest rate on July 31, 2008, which was paid to holders for the first time with the coupon payable on October 31, 2008. The interest rate will return to the regularly applicable rate once the Company is in compliance with the debt service ratio and minimum tangible net worth requirements as of the end of any fiscal quarter. The terms of the trust securities are governed by an Amended and Restated Trust Agreement, dated November 23, 2005, among OHI Financing, Inc., (“OHI Financing”) as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as the Delaware trustee, and the administrative trustees named therein.

The trust used the proceeds from the sale of the trust’s securities to purchase $77,320 in aggregate principal amount of unsecured junior subordinated notes due January 30, 2036 issued by OHI Financing, which includes $2,300 of inter-company issuances. The junior subordinated notes were issued pursuant to a Junior Subordinated Indenture, dated November 23, 2005, as amended by a Supplemental Indenture dated August 13, 2007, collectively referred to herein as the “Indenture,” among OHI Financing, as issuer, and JPMorgan Chase Bank, National Association, as trustee. The terms of the junior subordinated notes are substantially the same as the terms of the trust’s preferred securities. The interest payments on the junior subordinated notes paid by OHI Financing, Inc. will be used by the trust to pay the quarterly distributions to the holders of the trust’s preferred and common securities. Pursuant to the parent guarantee agreement dated November 23, 2005 by and between the Company and JPMorgan Chase Bank, National Association, as trustee, the Company has unconditionally guaranteed OHI Financing, Inc.’s payment and other obligations under the indenture and the junior subordinated notes. The Company used the proceeds from the issuance and sale of the trust preferred securities and the subsequent purchase of the junior subordinated notes to partially repay indebtedness.

The Indenture permits OHI Financing to redeem the junior subordinated notes at par, plus accrued interest on or after January 30, 2011. If OHI Financing redeems any amount of the junior subordinated notes, the Trust Agreement requires the trust to redeem a like amount of the trust securities. Under certain circumstances relating to the tax treatment of the trust or the interest payments made on the junior subordinated notes or the classification of the trust as an “investment company” under the Investment Company Act of 1940, as amended, OHI Financing may also redeem the junior subordinated notes prior to January 30, 2011 at a 7.5% premium.

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

Cash Flow Statement

Net cash used by operating activities for the three months ended September 30, 2008 was $14,061, compared to $12,806 for the three months ended September 30, 2007.  The increase was primarily due to a larger loss in the current fiscal year prior to taking into account non-cash charges.

Net cash used in investing activities for the three months ended September 30, 2008 was $15,742.  This was related to net purchases of short-term marketable securities – primarily treasury bills and treasury notes - during the first quarter of fiscal year 2009.  There was no cash provided by or used in investing activities during the comparable period of the previous fiscal year.

Net cash used in financing activities for the three months ended September 30, 2008 was $15,206, compared to net cash provided by financing activities of $21,549 for the three months ended September 30, 2007.  Cash used in financing activities primarily relates to net paydowns on our credit facility during the three months ended September 30, 2008.  The cash provided by financing activities for the three months ended September 30, 2007 was primarily due to net borrowings on our credit facility.

Lot Positions

As of September 30, 2008, we owned or controlled approximately 7,004 building lots.  Included in the aforementioned lots, we had contracted to purchase, or has under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $115,406 that are expected to yield approximately 1,775 building lots.  The table below shows our lots by region:

Region	Lots owned	Percent of lots owned	Lots under options of agreement of sale	Percent of lots controlled	Total lots owned or controlled	Percent of total
Northern	2,718	52.0%	1,002	56.5%	3,720	53.1%
Southern	1,916	36.7%	512	28.8%	2,428	34.7%
Midwestern	347	6.6%	231	13.0%	578	8.2%
Florida	248	4.7%	30	1.7%	278	4.0%
Total	5,229	100.0%	1,775	100.0%	7,004	100.0%

As noted above in our discussion of our Revolving Credit Facility, the terms in the Second Amended Credit Agreement allow us to purchase only (a) up to $8,000 of real estate in the normal course of business, consistent with projections provided to our lenders and (b) improved land (i.e. finished lost takedowns and/or controlled rolling lot options) purchased in the normal course of business consistent with the projections provided to our lenders.

Undeveloped Land Acquisitions

In recent years, the process of acquiring desirable undeveloped land has been extremely competitive, particularly in the northern region, mostly due to the lack of available parcels suitable for development.  In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction.  Generally, we structure our land acquisitions so that we have the right to cancel our agreements to purchase undeveloped land by forfeiture of our deposit under the agreement.  Included in the balance sheet captions “Inventory not owned — Variable Interest Entities” and “Land deposits and costs of future development,” at September 30, 2008 we had $9,340 invested in 10 parcels of undeveloped land, of which $3,571 is cash deposits, a portion of which is non-refundable.  At September 30, 2008, overall undeveloped parcels of land under contract had an aggregate purchase price of approximately $57,404 and were expected to yield approximately 1,072 building lots.

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

At September 30, 2008, we had contracted to purchase or had under option approximately 703 improved building lots, which include lots that were sold, but for accounting purposes are treated as a financing obligation because they are subject to an option agreement, for an aggregate purchase price of approximately $58,002.  At September 30, 2008, we had $799 invested, of which are $775 is cash deposits, invested in these improved building lots.

We expect to utilize primarily the Revolving Credit Facility as described above as well as other existing capital resources, to finance the acquisitions of undeveloped land and improved lots described above. We anticipate completing a majority of these acquisitions during the next several years.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS No. 160 is effective for fiscal year ending June 30, 2010.  The Company is evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS No. 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  SFAS No. 141(R) is effective for fiscal year ending June 30, 2010. The Company is evaluating the impact the adoption of SFAS No. 141(R) will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.”  This statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  The Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have an impact on the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method.  The two-class method determines earnings per share for each class of common stock and participating securities according to dividends or dividend equivalents and their respective participation rights in undistributed earnings.  The Company’s outstanding restricted stock awards will be considered participating securities under this FSP. The FSP is effective for the Company’s fiscal year beginning July 1, 2009 and requires retrospective application.  The Company does not expect the adoption of the FSP to have a material impact on its reported earnings per share.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by statute.  Generally words such as “may”, “will”, “should”, “could”, “would”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue” and “believe” or the negative of or other variation on these and other similar expressions identify forward-looking statements.  These forward-looking statements including, without limitation, statements with respect to the downturn in the homebuilding industry; changes in consumer confidence and cancellation rates; the Company’s significant level of debt and anticipated defaults under our credit agreement; the Company’s intention to refinance its bank debt, anticipated realization of deferred tax assets; anticipated reappraisals of assets in our borrowing base; the substantial elimination of the possibility of certain defaults under the Company’s $75,000 issue of trust preferred securities until at least September 2010; anticipated tax refunds; potential effects of changes in financial and commodity market prices and interest rates; potential liabilities relating to litigation currently pending against us; anticipated delivery of homes in backlog; fluctuations in market conditions; appropriateness of completed home inventory levels; the overall direction of the housing market; expected warranty costs; future land acquisitions; and the availability of sufficient capital for us to meet our operating needs are made only as of the date of this report.  We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.  For additional information on some potential risks, see the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2008.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates.  The Company’s principal market risk exposure continues to be interest rate risk.  A majority of the Company’s debt is variable based on LIBOR, and, therefore, affected by changes in market interest rates.  Based on current operations, an increase or decrease in interest rates of 100 basis points will result in a corresponding increase or decrease interest charges incurred by the Company of approximately $3,800 in a fiscal year, a portion of which may be capitalized and included in cost of sales as homes are delivered.

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

There have been no material adverse changes to the Company’s (i) exposure to market risk and (ii) management of these risks, since June 30, 2008.

ITEM 4.                             CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Corporate Controller evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Corporate Controller concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms and also to ensure information required to be disclosed is accumulated and communicated to management including the Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Corporate Controller as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.                    RISK FACTORS

There has been no material changes in our risk factors during the three months ended September 30, 2008.  For additional information regarding risk factors, see our Annual Report on Form 10-K for the year ended June 30, 2008.

ITEM 6.                             EXHIBITS

10.1

Extension of the Waiver Letter, dated as of September 15, 2008, by and among Greenwood Financial, Inc. and certain affiliates, Orleans Homebuilders, Inc., Wachovia Bank, National Association and various other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 17, 2008).

10.2

Second Amended and Restated Revolving Credit Loan Agreement among Greenwood Financial, Inc. and certain affiliates as borrowers, Orleans Homebuilders, Inc., as Guarantor, Wachovia Bank, National Association, as Administrative Agent, Wachovia Capital Markets, LLC, as Lead Arranger, Bank of America, N.A., as Syndication Agent, Sovereign Bank, as Documentation Agent, Manufacturers and Traders Trust Company, as Documentation Agent and Wachovia Bank, National Association and certain other Lenders dated as of September 30, 2008 (incorporated by reference to Exhibit 10.18(i) to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on October 3, 2008).

10.3

Amended and Restated Guaranty by Orleans Homebuilders, Inc. dated September 30, 2008 (incorporated by reference to Exhibit 10.19(c) to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on October 3, 2008).

10.4

Security Agreement among Orleans Homebuilders, Inc., certain subsidiaries of Orleans Homebuilders, Inc. and Wachovia Bank, National Association, dated September 30, 2008 (incorporated by reference to Exhibit 10.35 to the Company’s Form 10-K/A filed with the Securities and Exchange Commission on October 3, 2008).

31.1	Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.3	Certification of Garry P. Herdler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of Jeffrey P. Orleans pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Michael T. Vesey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.3	Certification of Garry P. Herdler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORLEANS HOMEBUILDERS, INC.
(Registrant)

November 14, 2008	Jeffrey P. Orleans
Jeffrey P. Orleans
Chairman of the Board and Chief
Executive Officer
(Principal Executive Officer)

November 14, 2008	Michael T. Vesey
Michael T. Vesey
President and Chief Operating Officer

November 14, 2008	Garry P. Herdler
Garry P. Herdler
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 14, 2008	Mark D. Weaver
Mark D. Weaver
Vice President and
Corporate Controller
(Principal Accounting Officer)

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