Form 10-Q
period 2008-12-31
ORLEANS HOMEBUILDERS INC
filed 2009-02-17
CIK 38570

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock, par value $0.10 per share, outstanding as of
February 13, 2009:             19,089,141

(excluding 98,990 shares held in Treasury).

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Orleans Homebuilders, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in thousands, except per share amounts)

	December 31, 2008	June 30, 2008
Assets
Cash and cash equivalents	$10,795	$72,341
Restricted cash - due from title company	1,911	19,269
Restricted cash - customer deposits	6,288	8,264
Marketable securities	17,318	—
Real estate held for development and sale:
Residential properties completed or under construction	192,729	193,257
Land held for development or sale and improvements	340,055	359,555
Inventory not owned - variable interest entities	10,668	13,050
Inventory not owned - other financial interests	12,158	12,171
Property and equipment, at cost, less accumulated depreciation	897	1,491
Goodwill	—	4,180
Receivables, deferred charges and other assets	21,704	22,154
Land deposits and costs of future development	10,486	10,380
Total Assets	$625,009	$716,112

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$37,133	$44,916
Accrued expenses	40,464	51,768
Deferred revenue	214	274
Customer deposits	8,737	11,856
Obligations related to inventory not owned - variable interest entities	10,235	10,875
Obligations related to inventory not owned - other financial interests	12,058	12,071
Mortgage and other note obligations	365,409	396,133
Subordinated notes	105,000	105,000
Other notes payable	—	718
Total Liabilities	579,250	633,611

Commitments and contingencies (See note 14)

Shareholders’ Equity:
Common stock, $0.10 par, 23,000,000 shares authorized, 19,188,131 and 18,938,131 shares issued at December 31, 2008 and June 30, 2008, respectively	1,919	1,894
Capital in excess of par value - common stock	76,072	75,204
Accumulated other comprehensive loss	(894)	(816)
(Accumulated deficit) retained earnings	(30,084)	7,473
Treasury stock, at cost (98,990 shares held at December 31, 2008 and June 30, 2008)	(1,254)	(1,254)
Total Shareholders’ Equity	45,759	82,501

Total Liabilities and Shareholders’ Equity	$625,009	$716,112

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Earned revenue
Residential properties	$87,753	$144,490	$176,355	$263,847
Land sales	—	8,224	58	9,410
Other income	2,475	2,229	4,136	4,562
	90,228	154,943	180,549	277,819
Costs and expenses
Residential properties	87,248	147,425	174,955	250,378
Land sales	2	44,784	26	46,042
Other	1,856	1,441	3,640	3,435
Selling, general and administrative	16,121	24,588	32,699	42,863
Impairment of goodwill	—	—	4,180	—
Interest:
Incurred	11,018	13,035	22,006	25,704
Less capitalized	(9,999)	(13,035)	(19,123)	(25,704)
	106,246	218,238	218,383	342,718

Loss from continuing operations before income taxes	(16,018)	(63,295)	(37,834)	(64,899)
Income tax benefit	(397)	(24,688)	(277)	(24,529)

Loss from continuing operations	(15,621)	(38,607)	(37,557)	(40,370)

Discontinued operations:
Loss from discontinued operations, net of taxes	—	(12,778)	—	(13,070)

Net loss	$(15,621)	$(51,385)	$(37,557)	$(53,440)

Basic loss per share
Continuing operations	$(0.84)	$(2.09)	$(2.03)	$(2.18)
Discontinued operations	$—	$(0.69)	$—	$(0.71)
Loss per share	$(0.84)	$(2.78)	$(2.03)	$(2.89)

Diluted loss per share
Continuing operations	$(0.84)	$(2.09)	$(2.03)	$(2.18)
Discontinued operations	$—	$(0.69)	$—	$(0.71)
Loss per share	$(0.84)	$(2.78)	$(2.03)	$(2.89)

Dividends declared per share	$—	$0.02	$—	$0.04

Basic weighted average shares outstanding	18,518	18,502	18,511	18,502

Diluted weighted average shares outstanding	18,518	18,502	18,511	18,502

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

And Total Comprehensive (Loss) Income

(Unaudited)

(dollars in thousands)

	Six months ended December 31, 2008
	Shares	Amount
Common Stock
Beginning balance	18,938,131	$1,894
Restricted stock award	250,000	25
Ending balance	19,188,131	$1,919

Additional Paid in Capital
Beginning balance		$75,204
Fair market value of stock options issued		665
Shares awarded under Stock award plan		228
Restricted stock award		(25)
Ending balance		$76,072

(Accumulated Deficit) Retained Earnings
Beginning balance		$7,473
Net loss		(37,557)
Ending balance		$(30,084)

Accumulated Other Comprehensive Loss
Beginning balance		$(816)
Net unrealized loss on investments		(78)
Ending balance		$(894)

Treasury Stock
Beginning and ending balance	98,990	$(1,254)

Total Comprehensive Loss
Net loss		$(37,557)
Unrealized loss on investments		(78)
Total Comprehensive loss		$(37,635)

See accompanying notes, which are an integral part of the consolidated financial statements

Orleans Homebuilders, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Six months ended December 31,
	2008	2007

Cash flows from operating activities:
Net loss	$(37,557)	$(53,440)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,394	1,552
Gain on sale of fixed assets	(906)	—
Gain on sale of marketable securities	(27)	—
Write-off of real estate held for development and sale	18,088	80,901
Write-off of land deposits and costs of future development	1,798	862
Write-off of goodwill	4,180	—
Deferred taxes	—	(10,641)
Stock based compensation expense	961	1,095
Changes in operating assets and liabilities:
Restricted cash - due from title company	17,358	16,358
Restricted cash - customer deposits	1,976	1,950
Real estate held for development and sale	1,940	18,060
Receivables, deferred charges and other assets	(175)	(33,805)
Land deposits and costs of future developments	379	(12,483)
Accounts payable and other liabilities	(19,212)	32,056
Customer deposits	(3,119)	(127)
Net cash (used in) provided by operating activities	(10,922)	42,338

Cash flows from investing activities:
Purchases of marketable securities	(34,021)	(40)
Sales and maturities of marketable securities	16,652	—
Proceeds from sale of fixed assets	996	—
Proceeds from disposition of business	—	11,300
Net cash (used in) provided by investing activities	(16,373)	11,260

Cash flows from financing activities:
Borrowings from loans collateralized by real estate assets	78,059	25,000
Repayment of loans collateralized by real estate assets	(108,786)	(74,994)
Repayment of other note obligations	(718)	(32)
Financing costs of long-term debt	(2,265)	(4,482)
Liability associated with other financial interests	—	13,425
Payments on liabilities associated with other financial interests	(541)	—
Common stock cash dividend paid	—	(740)
Net cash used in financing activities	(34,251)	(41,823)

Net (decrease) increase in cash and cash equivalents	(61,546)	11,775
Cash and cash equivalents at beginning of period	72,341	19,991
Cash and cash equivalents at end of period	$10,795	$31,766

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

Interim Financial Information

These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended June 30, 2008.  The June 30, 2008, amounts were derived from the Company’s audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The condensed financial information as of December 31, 2008, and for the three and six months ended December 31, 2008 and 2007, is unaudited, but in the opinion of management includes all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows.  Results for the three and six months ended December 31, 2008, are not necessarily indicative of results to be expected for the full fiscal year 2009 or any other future periods.

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

Certain prior year amounts have been reclassified to conform to the fiscal year 2009 presentation, with no effect on previously reported net loss or shareholders’ equity.

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

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The staff position amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This position is effective for financial statements issued for interim periods and fiscal years ending after December 15, 2008.  The adoption of this pronouncement, which is related to disclosure only, did not have a material impact on the Company’s financial statements.

3.              CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following at December 31, 2008 and June 30, 2008:

	December 31,	June 30,
	2008	2008
Cash and money market funds	$9,168	$72,341
Treasury securities - with maturities of less than three months at time of purchase	1,627	—
	$10,795	$72,341

4.              MARKETABLE SECURITIES

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities are classified into three categories: held-to-maturity, available-for-sale and trading.  The Company’s marketable securities consist of United States Treasury securities classified as available-for-sale securities.  Accordingly, they are carried at fair value in accordance with SFAS No. 115.  Further, according to SFAS No. 115 the unrealized holding gains and losses for available-for-sales securities are excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive loss, unless the loss is classified as other than a temporary decline in market value.  At December 31, 2008, the amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security were as follows:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Treasury securities - with maturities of less than one year at time of purchase	$17,396	$6	$(84)	$17,318

The treasury bills and treasury notes described above have maturities that range from three months to six months.

5.              RESIDENTIAL PROPERTIES COMPLETED OR UNDER CONSTRUCTION

Residential properties completed or under construction consist of the following:

	December 31,	June 30,
	2008	2008
Under contract for sale	$92,954	$109,980
Unsold	99,775	83,277
Total residential property completed or under construction	$192,729	$193,257

6.              MORTGAGE AND OTHER NOTE OBLIGATIONS AND SUBORDINATED NOTES

The $365,409 outstanding balance in mortgage and other note obligations at December 31, 2008, consists of $365,223 outstanding under the Revolving Credit Facility, which is discussed below, and $186 under mortgage obligations collateralized by land held for development and sale and improvements.  The average daily balance of the Revolving Credit Facility during the six months ended December 31, 2008, was $377,535.

The $105,000 outstanding balance in subordinated notes relates to the sale and issuance of trust preferred securities as discussed below.

Revolving Credit Facility

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company, and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc., as guarantor, entered into a Revolving Credit Loan Agreement for a Senior Secured Revolving Credit and Letter of Credit Facility with various banks as lenders (as amended and restated and further amended, the “Revolving Credit Facility”). The Revolving Credit Loan Agreement was amended on January 24, 2006, via the Amended and Restated Revolving Credit Loan Agreement (the “Amended Credit Agreement”).  In connection with the Amended Credit Agreement, Orleans Homebuilders, Inc. executed a Guaranty, which was amended on September 6, 2007 and amended and restated on September 30, 2008. The Amended and Restated Credit Agreement was amended on November 1, 2006, February 7, 2007, May 8, 2007, September 6, 2007, December 21, 2007, May 9, 2008 by a limited waiver to the Amended Credit Agreement, which was extended on September 15, 2008, and amended and restated in the Second Amended and Restated Revolving Credit Loan Agreement, dated September 30, 2008 (the “Second Amended Credit Agreement”).  The Second Amended Credit Agreement was subsequently amended by a limited waiver letter dated January 30, 2009 (the “waiver letter”) and the First Amendment to Second Amended and Restated Revolving Credit Loan Agreement and First Amendment to Security Agreement dated February 11, 2009 (the “First Amendment”).

Waiver Letter

Absent the waiver letter described below, the Company would have continued to be in default of its obligation to, on or before January 23, 2009, make a principal repayment in an amount necessary to reduce the outstanding principal balance of the loans to the borrowing base availability (the “Repayment Covenant”).  The failure to make the repayment in full within the proscribed period constituted an event of default under the Second Amended Credit Agreement, of which the Company provided notice to the Lenders.  In addition, Wachovia Bank, N.A. (“Wachovia”) asserted that the borrowers breached the liquidity covenant in the Second Amended Credit Agreement (the “Liquidity Covenant”) for the quarter ended December 31, 2008.  The borrowers disagree with Wachovia’s assertion that the borrowers breached the Liquidity Covenant and have notified Wachovia of their disagreement.

The second waiver letter temporarily waived compliance with the Repayment Covenant and the Liquidity Covenant generally from December 31, 2008 through and including February 6, 2009, unless another event of default occurred.  With the termination of waiver period without the First Amendment described below having been entered into, the failure of the Company to have complied with the Repayment Covenant on or before that date, the Company was again in breach of the Repayment Covenant and, to the extent there had been a breach of the Liquidity Covenant as asserted by Wachovia (an assertion with which the Company disagrees), the Company was also in breach of that covenant.  Any such breaches were, however, cured by the First Amendment described below.

First Amendment to the Second Amended Credit Agreement and Security Agreement:

On February 11, 2009, the Company entered into the First Amendment to the Second Amended Credit Agreement which provides, among other things, that:

•                  The category reductions applicable to the determination of borrowing base availability were adjusted so that the maximum borrowing base availability attributable to asset class (ii) (units not subject to a qualifying agreement of sale) determined on the basis of any borrowing base certificate that is delivered before July 31, 2009, was increased to a maximum of 58% of the aggregate borrowing base availability attributable to asset classes (i) (units subject to a qualifying agreement of sale) and (ii) (units not subject to a qualifying agreement of sale) as shown on the borrowing base certificate.  For borrowing base certificates delivered on or after July 31, 2009, the maximum percentage remains unchanged at 45%.

•                  The category reductions applicable to the determination of the borrowing base availability were adjusted so that the maximum borrowing base availability attributable to asset classes (iii) (lots part of improved land not subject to a qualifying agreement of sale), (iv) (lots part of land under development) and (v) (lots part of land approved for development), based on borrowing base certificates delivered before July 31, 2009, was increased to a maximum of 65% of the total borrowing base availability as shown on the borrowing base certificate.  For borrowing base certificates delivered on or after July 31, 2009, the maximum percentage is 55%.    The maximum dollar value of borrowing base availability attributable to asset classes (iii), (iv) and (v) were also adjusted to the following (with such limitations to be reduced dollar for dollar at the time and in the amounts of any impairments with respect to assets in asset classes (iii), (iv) and (v) and included in the borrowing base taken by borrowers):

(i)                                     Beginning with the Borrowing Base Certificate delivered on or after the effective date of the First Amendment: $235,000;

(ii)                                  Beginning with the Borrowing Base Certificate delivered on or after July 31, 2009: $200,000; and

(iii)                               Beginning with the Borrowing Base Certificate delivered after September 30, 2009: $190,000.

•                  Under the First Amendment, the aggregate effect of (i) the modification of the borrowing base category reductions applicable to units not subject to a qualifying agreement of sale (described above); (ii) the modification of the borrowing base category reductions for land under development (described above); and (iii)  the inventory impairments during the second fiscal quarter of approximately $8,670, was an increase in net borrowing base availability of $16,065 as of December 31, 2008, from a negative $14,567 to a positive $1,498.

•                  The amount of the Revolving Credit Facility was reduced from $440,000 to $405,000, except that the amount of the Revolving Credit Facility will be reduced to $375,000 beginning on July 16, 2009 and through maturity, unless otherwise permanently reduced as a result of certain prepayments required by the Revolving Credit Facility.  The letter of credit sublimit was reduced to $30,000 from $60,000, and the financial letter of credit sublimit was reduced to $15,000 from $25,000. The amount actually available under the Revolving Credit Facility is also subject to the borrowing base availability requirements in the Revolving Credit Facility.

•                  In the event there is one or more defaulting lenders, so long as there is no event of default has occurred and is continuing, pro-rata principal payments shall not be made to such defaulting lender, but instead shall be paid over to the master borrower.

•                  The minimum consolidated tangible net worth level was adjusted to a minimum of at least $25,000 (1) reduced by the sum of (a) any impairments or other charges under GAAP on assets in the borrowing base taken by the Company and recorded in respect of the financial quarters ended December 31, 2008 and March 31, 2009, plus (b)  any deferred tax assets valuation allowance reserves recorded in respect of the fiscal quarters ended December 31, 2008 and March 31, 2009, plus (c) any impairments or write-offs relating to tangible assets or pre-acquisition costs not contained in the borrowing base recorded in respect of the fiscal quarters ended December 31, 2008 and March 31, 2009 (provided, however, that the aggregate covenant level reduction pursuant to this clause (1) shall not exceed $15,000), and (2) increased by the sum of (x) any favorable adjustment to the deferred tax asset valuation allowance recorded in respect of the fiscal quarters ended December 31, 2008 and March 31, 2009, plus (y) 50% of positive quarterly net income after March 31, 2008.

•                  The definition of liquidity was revised to provide that negative borrowing base availability is deducted from cash and cash equivalents when determining liquidity and the minimum required liquidity covenant was reduced from $15,000 to $10,000.  A five business day cure period in the event of a breach of the minimum liquidity covenant was also added.

•                  The maximum amount of cash or cash equivalents (excluding cash in transit at title companies) that the Company is allowed to maintain was set at a maximum of $15,000 for any consecutive five-day period.

•                  The cash flow from operations covenant ratio was adjusted downward for the quarter ending June  30, 2009 to 0.50:1.00 and for the quarter ending September 30, 2009 and thereafter to 0.65:1.00.

•                  The Company’s ability to purchase up to $8,000 of unimproved real estate is no longer available; however, the Company’s ability to acquire lots though option take-downs remains unchanged.  The provision specifically allowing the Company to make new joint venture investments up to certain specified amounts was also eliminated.

•                  The interest rate was increased by 25 basis points, to the LIBOR interest rate plus 5.25%.

•                  Generally, the ability to obtain letters of credit for general working capital or corporate purposes and the ability to obtain letters of credit in connection with projects outside the borrowing base were eliminated (provided, however, that existing letters of credit can be renewed, subject to the other terms of the Loan Agreement).

•                  Provisions were added providing that no letter of credit will be issued or renewed and that no tri-party agreement will be executed or maintained while any lender is a defaulting lender, except if the Borrowers have delivered to Agent cash collateral equal to the defaulting lenders’ pro rata share of the letter of credit or tri-party agreement.  The cash collateral is to be used to reimburse lenders in the event of draws under letters of credit or tri-party agreements.

•                  Letter of credit advances (that is, payments pursuant to a letter of credit that result in the making of a loan to Borrowers in excess of the then available borrowing base) must be repaid within five business days, or earlier under certain circumstances.

•                  Provisions were added to the Second Amended Credit Agreement and related Security Agreement providing that, in the event of receipt of any tax refund by any obligor that constitutes collateral, the amount received must be used to prepay the loans under the facility.  Any such collateral received by the agent will likewise be applied to the outstanding indebtedness.  However, such reduction of the outstanding indebtedness would have the effect of then increasing the net borrowing base availability immediately thereafter.

•                  Additional provisions were added with respect to the allocation among the lenders of burdens and risks associated with defaulting lenders.

•                  In consideration of entering into the First Amendment to the Second Amended Credit Agreement, the Company paid a fee equal to 0.25% of such approving lenders’ reduced commitments effective on the closing of the amendment.

Terms of the Revolving Credit Facility:

The borrowing limit under the Revolving Credit Facility is $405,000, except that the amount of the Revolving Credit Facility will be reduced to $375,000 beginning July 16, 2009, unless otherwise permanently reduced as a result of certain required prepayments. The total amount of loans and advances outstanding at any time under the Revolving Credit Facility may not exceed the lesser of the then-current borrowing base availability or the revolving sublimit as defined in the Revolving Credit Facility. The borrowing base availability is based on the lesser of the appraised value or cost of real estate owned by the Company that has been admitted to the borrowing base and is subject to various limitations and qualifications set forth in the Revolving Credit Agreement.

From October 1, 2008 to February 10, 2009, borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus 500 basis points.  Beginning on February 11, 2009, the interest rate increased to the LIBOR Market Index Rate plus 525 basis points.  Prior to October 1, 2008, the applicable spread had been 400 basis points. During the term of the Revolving Credit Facility, interest is payable monthly in arrears.  At December 31, 2008, the interest rate was 5.44%, which included a 500 basis point spread.

A fee will be earned and payable on September 15, 2009 equal to 8.0% per annum, calculated on a daily basis, of the difference between $250,000 and the aggregate level of the lenders’ lending commitments under the Revolving Credit Facility as they exist from time to time between September 30, 2008 and the earlier of September 15, 2009 and the date the commitments are permanently reduced to $250,000; however this fee will be reduced by 80% if the aggregate level of commitments on or before September 15, 2009 have been permanently reduced to $250,000. Under this provision, the Company currently estimates that the minimum it will be required to pay is $0 and the maximum is $9,150. The Company expects that it will pay no amounts under this provision as it intends to refinance the debt before the payment is due and payable. There can be no assurance that such refinancing will occur. In addition, if all indebtedness under the Revolving Credit Facility is not fully repaid by December 20, 2009, a separate fee will be earned and payable on December 20, 2009 equal to 8.0% per annum of the amount by which the aggregate commitments under the Revolving Credit Facility that exist from time to time after September 15, 2009 exceed $250,000, calculated on a daily basis.  Under this provision, the Company currently estimates that the minimum it will be required to pay is $0 and the maximum is $2,630. The Company expects that it will pay no amounts under this provision as it intends to refinance the debt before the payment is due and payable. There can be no assurance that such refinancing will occur.

In addition to any interest that may be payable with respect to amounts advanced by the lenders pursuant to a letter of credit, the Company will be required to pay to the lender(s) issuing letters of credit an issuance fee of 0.125% of the amount of the letters of credit.

Under and subject to the terms of the Revolving Credit Facility, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for working capital and for such other appropriate corporate purposes as may be approved by the lenders. Under the Revolving Credit Facility, each lender is generally obligated to fund only its pro rata portion of each requested loan or advance.  As a result, if any lender refuses, or is unable, to fund its pro rata portion of a requested loan or advance, the Company may be unable to borrow the entire amount of the requested loan or advance despite the fact that if there are defaulting lenders, the Company is permitted to submit additional borrowing requests in an effort to make-up any borrowing shortfall caused by a defaulting lender failing to fund.  In addition, so long as no event of default has occurred and is continuing, pro-rate principal payments shall not be made to any defaulting lender, but instead shall be paid over to the master borrower.  The Revolving Credit Facility also provides for certain burden sharing measures to allocate among the lenders the burdens and risks associated with defaulting lenders in the event there are defaulting lenders.

Approximately 35% of the Company’s collateral assets have been reappraised pursuant to the terms of the waiver letter and the Company and approximately one third of the assets in the borrowing base with a book value in excess of $4,000 that have not yet been re-appraised are currently being re-appraised. The re-appraisals that have been done to date have not had a material impact on the Company’s borrowing base availability, but there can be no assurance that future reappraisals will not reduce borrowing base availability.

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

As security for all obligations of borrowers to lenders under the Revolving Credit Facility, lenders continue to have a first priority mortgage lien on all real estate owned by the Company or any borrower and included in the borrowing base under the Revolving Credit Facility. As further security, pursuant to the Second Amended Credit Facility, the Company has also agreed to grant to the lenders a security interest in and assignment of all future tax refunds and proceeds thereof received or payable to the borrowers or the Company after the closing of the Second Amended Credit Agreement, mortgages in favor of lenders with respect to all real property owned by the borrowers or the Company that is not already subject to a lien in favor of the lenders under the Revolving Credit Facility and a security interest in inter-company debt.  Pursuant to the First Amendment, all such tax refunds must be paid over to the lenders within one business day and will be used to prepay any indebtedness under the Revolving Credit facility.  Orleans Homebuilders, Inc. has guaranteed the obligations of the borrowers to lenders pursuant to a Guaranty executed by Orleans Homebuilders, Inc. on January 26, 2006, amended on September 6, 2007 and amended and restated on September 30, 2008.  Under the Guaranty, Orleans Homebuilders, Inc. granted lenders a security interest in any balance or assets in any deposit or other account that Orleans Homebuilders, Inc. has with any lender. However, the Company and its subsidiaries maintain a majority of the cash, cash equivalents and marketable securities available to them in accounts and as treasury securities outside of the lenders under the Revolving Credit Facility.

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

The Revolving Credit Facility also contains various financial covenants. Among other things, the financial covenants, as amended, require that:

•                  The Company must maintain a minimum consolidated tangible net worth of at least $25,000  (1) reduced by the sum of (a) any impairments or other charges under GAAP on assets in the borrowing base taken by the Company and recorded in respect of the financial quarters ended December 31, 2008 and March 31, 2009, plus (b)  any deferred tax assets valuation allowance reserves recorded in respect of the fiscal quarters ended December 31, 2008 and March 31, 2009, plus (c) any impairments or write-offs relating to tangible assets or pre-acquisition costs not contained in the borrowing base recorded in respect of the fiscal quarters ended December 31, 2008 and March 31, 2009 (provided, however, that the aggregate covenant level reduction pursuant to this clause (1) shall not exceed $15,000), and (2) increased by the sum of (x) any favorable adjustment to the deferred tax asset valuation allowance recorded in respect of the fiscal quarters ended December 31, 2008 and March 31, 2009, plus (y) 50% of positive quarterly net income after March 31, 2008.

•                  The Company must maintain a required liquidity level based on cash plus borrowing base availability of at least $10,000 of cash and cash equivalents (including cash held at a title company) on a consolidated basis at all times, minus the amount by which the then-outstanding principal balance of the Company’s loans plus any swing line loans exceeds the then-current borrowing base availability.

•                  The Company’s minimum cash flow from operations ratio based on cash flow from operations to interest incurred covenant, must exceed 1.25-to-1.00 for the quarter ending December 31, 2008; 0.40-to-1.00 for the quarter ending March 31, 2009; 0.50-to-1.00 for the quarter ending June 30, 2009; and 0.65-to-1.00 for the quarter ending September 30, 2009 and thereafter. Cash flow from operations is calculated based on the last twelve months cash flow from operations, adjusted for interest paid (excluding any amortized deferred financing costs related to all amendments to the Amended Credit Agreement, the Second Amended Credit Agreement and the trust preferred securities and any future amendments to any of the foregoing), amounts from the disposition of model homes that are subject to a sale-leaseback transaction to the extent such amounts are not otherwise included in net cash provided by operating activities, and interest income.

•                  The maximum amount of cash or cash equivalents (excluding cash at title companies) the Company is allowed to maintain for any consecutive five-day period is $15,000.

•                  The Company may purchase improved land (i.e., finished lot takedowns and/or controlled rolling lot options) purchased by the borrowers in the normal course of business, consistent with the projections provided to the Lenders, but otherwise limits the Company’s ability to purchase improved and unimproved land.

At the fiscal quarters ended September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007, March 31, 2008, June 30, 2008 and December 31, 2008, the Company would have been in violation of certain financial covenants in the Amended and Restated Credit Agreement if not for the First Amendment, Second Amendment, Third Amendment, Fourth Amendment, waiver letter, the Second Amended Credit Agreement, the second waiver letter and the First Amendment to the Second Amended Credit Agreement, respectively.

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

As of December 31, 2008, after giving effect to the First Amendment, the Company was in compliance with all of its financial covenants under the Second Amended Credit Agreement, as amended.

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

7.              ASSET IMPAIRMENTS — REAL ESTATE HELD FOR DEVELOPMENT AND SALE

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

As of December 31, 2008, there were a number of parcels which were tested for impairment as a trigger was identified.  Some of these parcels included those that had previously been impaired. In some cases, the undiscounted cash flow analysis prepared by management did not indicate an impairment.  However, these cash flows are subject to significant estimates and assumptions made by management. In some cases, the results of whether an impairment is indicated from the undiscounted cash flow analysis is highly sensitive to changes in assumptions. These parcels could suffer impairment in the future, and such impairment amounts could be material to the Company’s results of operations and financial position.  In conducting our review for indicators of impairment on a community level, we evaluate, among other things, the margins on homes that have been delivered, margins under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, and the fair value of the land itself.  Inventory impairments are recorded in residential properties cost and expenses.

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

In determining the recoverability of the carrying value of the assets in a community that the Company has evaluated as requiring a test for impairment, significant quantitative and qualitative assumptions are made relative to the future home sales prices, sales incentives, direct and indirect costs (including interest expected to be capitalized) of home construction and land development and the pace of new home orders. In addition, these assumptions are dependent on the specific market conditions and competitive factors for the community being tested. The Company’s estimates are made using information available at the date of the recoverability test. However, as facts and circumstances may change in future reporting periods, the estimates of recoverability are subject to change. When impairment is indicated, the Company estimates the fair value of its communities using a discounted cash flow model.  The determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams.

The following table represents inventory impairments by region for continuing operations for the three and six months ended December 31, 2008 and 2007:

	Three months ended December 31,
	2008		2007
	Communities	Impairment	Communities	Impairment
Northern	11	$6,005	5	$5,654
Southern	8	2,598	5	5,200
Midwestern	—	—	5	9,668
Florida	1	67	3	2,395
Total	20	$8,670	18	$22,917

	Six months ended December 31,
	2008		2007
	Communities	Impairment	Communities	Impairment
Northern	13	$10,904	5	$6,366
Southern	8	2,695	5	5,200
Midwestern	3	3,907	5	9,668
Florida	2	582	3	2,395
Total	26	$18,088	18	$23,629

During the three and six months ended December 31, 2007, the Company specifically identified parcels of land to sell and negotiated contracts with potential buyers.  Prior to the closing of the land sale transactions, the Company recorded asset impairments on the land to be sold of $36,556 for the three and six months ended December 31, 2007.  The Company’s midwestern region recorded impairments of $23,163 related to the sale of two parcels.  The Company’s Florida region recorded impairments of $8,385 related to the sale of four parcels.  The Company’s southern region recorded impairments of $5,008 related to the sale of two parcels.

Additionally, the Company recorded an impairment charge of $20,706 related to the sale of its land position in the western region in the three and six months ended December 31, 2007. This impairment charge is included in loss from discontinued operations.

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

During the three months ended December 31, 2008 and 2007, the Company recognized $337 and $492, respectively, of stock based compensation expense related to stock options.

During the six months ended December 31, 2008 and 2007, the Company recognized $659 and $966, respectively, of stock based compensation expense related to stock options.

The following summarizes stock option activity for the Company’s stock option plans during the six months ended December 31, 2008:

	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	752,500	$9.01
Granted	250,000	2.20
Exercised	—	—
Outstanding, end of period	1,002,500	$7.32
Exercisable, end of period	266,500	$12.14

There were no options exercisable at December 31, 2008 that had a strike price below the market value of the underlying shares of stock.

During the three and six months ended December 31, 2008, the Company granted options to acquire 250,000 shares.  During the three and six months ended December 31, 2007, the Company granted options to acquire 180,000 shares.  In addition, during the three and six months ended December 31, 2007, options to acquire 240,000 shares at $15.60 were repriced to $4.65.

No options were exercised during the three and six months ended December 31, 2008 or the three and six months ended December 31, 2007.

The following table summarizes information about the Company’s stock options at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable at December 31, 2008	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$2.20 - $2.20	250,000	9.9	$2.20	—	N/A	N/A
4.03 - 4.85	445,000	9.0	4.41	84,000	9.0	4.38
10.64 - 10.64	30,000	4.6	10.64	30,000	4.6	10.64
15.63 - 15.63	250,000	7.5	15.63	125,000	7.5	15.63
21.60 - 21.60	27,500	5.7	21.60	27,500	5.7	21.60
	1,002,500	8.6	$7.32	266,500	7.4	$12.14

The aggregate intrinsic value as of December 31, 2008 for outstanding stock options and for stock options that are exercisable was $0 and $0, respectively.

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

As of December 31, 2008, there was a total of $1,762 of unrecognized compensation expense related to time based non-vested stock options.  That cost is expected to be recognized over a weighted average period of 3.3 years.

Stock Award Plans

In October 2003, the Board of Directors adopted the Orleans Homebuilders, Inc. Stock Award Plan (the “Stock Award Plan”), which provided grant of stock awards of up to an aggregate of 400,000 shares of the Company’s common stock.  On October 17, 2008, the Board of Directors approved an increase in the number of shares authorized for issuance under the Stock Award Plan from 400,000 shares to 1,000,000 shares, which was approved at the Company’s Annual Meeting on December 4, 2008.  The Stock Award Plan allows for the payment of all or a portion of the incentive compensation awarded under the Company’s bonus compensation plans to be paid by means of a transfer of shares of common stock.  The plan has a ten year life and is open to all employees of the Company and its subsidiaries.  The value of time based restricted stock awards are determined by their intrinsic value (as if the underlying shares were vested and issued) on the grant date.  During the three and six month ended December 31, 2008 and 2007, the company awarded 250,000 and 240,000 shares of restricted stock to an executive officer.  The restricted stock awarded during the three and six months ended December 31, 2008 was issued under of the 2004 Stock Incentive Plan.  At December 31, 2008, the Company had awarded 395,904 shares of common stock under the Stock Award Plan and had 604,096 shares of the common stock available to issue under the Stock Award Plan.

During the three months ended December 31, 2008 and 2007, the Company recognized $135 and $108, respectively, of stock based compensation expense related to stock awards.

During the six months ended December 31, 2008 and 2007, the Company recognized $296 and $193, respectively, of stock based compensation expense related to stock awards.

As of December 31, 2008, there was a total of $4,700 of unrecognized compensation expense related to time based non-vested restricted stock awards.  That cost is expected to be recognized over a weighted average period of 5.3 years.

Cash Bonus Plan

On December 4, 2008, The Company’s Compensation Committee adopted a cash bonus plan for an executive officer (the “Plan”).  The Plan provides for a cash bonus of $375 to be paid to the executive officer in the event the Company achieves certain performance targets as determined by the Compensation Committee, which may generally include targets relating to: (i) capital structure initiatives; (ii) refinancing the Company’s outstanding debt (such as by the issuance of new debt, equity or equity-linked securities by the Company or a joint venture in which the Company is a participant); or (iii) the Company entering into a new or modified credit facility (such as a modified credit facility extending the maturity date of the Company’s revolving credit facility).  The maximum amount payable pursuant to the Plan is $750, provided the Company achieves at least two of such performance targets.  In the event the executive officer is awarded a cash bonus pursuant to the Plan, he will be given the option of using up to 50% of that cash bonus at the time of the award to purchase restricted shares of the Company’s stock at a purchase price of $2.75 per share (or up to 136,363 shares of fully vested common stock will be issued to Participant if all awards are earned under the Plan and the executive officer elects to have all such awards payable in Company common stock).  The Company is accounting for the Plan as a combination award in accordance with SFAS No. 123(R).  Based on Company estimates, the Company will be accruing $375 during the period of December 2008 through March 2009; accruing $375 during the period of December 2008 through September 2009; and expensing $60 relating to the option to purchase restricted shares during the period of December 2009 through September 2009.  During the three and six months ended December 31, 2008, the Company recognized $137 of compensation expense related to the Plan.

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

The Company recognized the following costs related to the SERP for the three and six months ended December 31, 2008 and 2007:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Net periodic pension cost:
Service cost	$129	$153	$259	$306
Interest cost	85	85	170	170
Amortization of prior service cost	104	104	209	207
Amortization of actuarial gain	(69)	(46)	(136)	(92)
Total net periodic pension cost	$249	$296	$502	$591

Assumptions used for determining net periodic pension costs:

Discount rate	6.10%	6.10%	6.10%	6.10%
Salary scale	4.00%	4.00%	4.00%	4.00%

10.  LOSS PER SHARE

The weighted average number of shares used to compute basic loss per common share and diluted loss per common share and a reconciliation of the numerator and denominator used in the computation for the three and six months ended December 31, 2008 and 2007 are shown in the following table:

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Numerator:
Loss from continuing operations for basic and diluted EPS	$(15,621)	$(38,607)	$(37,557)	$(40,370)

Denominator
Weighted average common shares outstanding (in thousands)	18,518	18,502	18,511	18,502

Basic and diluted loss per common share from continuing operations	$(0.84)	$(2.09)	$(2.03)	$(2.18)

Assumed shares (in thousands) under the treasury stock method for stock options of 0 and 92 for the three months ended December 31, 2008 and 2007, respectively, and 0 and 91 for the six months ended December 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the impact was anti-dilutive for those periods.

11.  INCOME TAXES

The Company’s income tax benefit from continuing operations for the six months ended December 31, 2008 was $277 compared to $24,529 in the corresponding prior year period.  These amounts represent effective tax rates for the six months ended December 31, 2008 and 2007 of 0.8% and 37.8%, respectively.  The significant changes in the Company’s effective tax rate resulted primarily from the recording of a $13,826 net valuation reserve in the first six months of fiscal year 2009 as compared with no valuation reserve in the comparable period of the previous fiscal year.  SFAS No. 109 — “Accounting for Income Taxes” (“SFAS No. 109”) requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  SFAS No. 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.  The income tax benefit for the six months ended December 31, 2008 reflects the impact of a reduction in a prior year tax contingency of approximately $324, as a result of the favorable settlement of the related contingency, partially offset by separate company state income tax expense.  The income tax expense for the six months ended December 31, 2007 include the impact of a revision to a prior year tax contingency reserve of approximately $520 as well as a prior year income tax return-to-accrual adjustment of approximately $228.

At December 31, 2008 and June 30, 2008, the Company had net deferred income tax assets of $68,084 and $53,642, respectively, offset by full valuation allowances of $68,084 and $53,642, respectively.

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

As the western region represented a component of the Company’s business, the consolidated financial statements have been reclassified for all periods presented to present this business as discontinued operations.  Summarized financial information for the western region is set forth below:

	Three months ended December 31,	Six months ended December 31,
	2007	2007
Operating loss	$(21,092)	$(21,574)
Tax benefit	(8,314)	(8,504)
Net loss from discontinued operations	$(12,778)	$(13,070)

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

•                  Chicago, Illinois

Florida region:

•                  Orlando, Florida

During the fiscal year ended June 30, 2008, the Company exited from the Phoenix, Arizona market.  See note 12, Discontinued Operations.

The Company’s evaluation of segment performance is based on (loss) income from continuing operations before taxes.  During fiscal year 2008, the allocation of corporate and unallocated (loss) income from continuing operations before taxes to the segments was a fixed amount, which left a portion of the loss unallocated.  During fiscal year 2009, corporate (loss) income from continuing operations is fully allocated to the segments based on budgeted revenue.  The fiscal year 2009 allocation includes the Company’s mortgage brokerage and property management subsidiaries.  Below is a summary of revenue and (loss) income from continuing operations before taxes for each reportable segment for the three and six months ended December 31, 2008 and 2007:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Total Revenue
Northern	$33,222	$55,137	$80,102	$106,277
Southern	44,289	62,600	71,594	111,105
Midwestern	9,198	16,581	20,688	30,119
Florida	1,239	16,686	4,429	24,955
Corporate and unallocated(1)	2,280	3,939	3,736	5,363
Consolidated Total	$90,228	$154,943	$180,549	$277,819

(Loss) Income from Continuing Operations
Before Taxes
Northern	$(8,043)	$(10,414)	$(13,888)	$(11,092)
Southern	(5,746)	(10,090)	(15,182)	(10,511)
Midwestern	(1,656)	(35,867)	(7,168)	(37,391)
Florida	(573)	(12,867)	(1,596)	(13,988)
Corporate and unallocated	—	5,943	—	8,083
Consolidated Total	$(16,018)	$(63,295)	$(37,834)	$(64,899)

(1) Corporate and unallocated includes the revenue of the Company’s mortgage brokerage and property management.

14.  COMMITMENTS AND CONTINGENCIES

At December 31, 2008, the Company had outstanding bank letters of credit, surety bonds and financial security agreements amounting to $101,928 as collateral for completion of improvements at various developments of the Company.

As of December 31, 2008, the Company owned or controlled approximately 6,387 building lots.  As part of the aforementioned building lots, the Company has contracted to purchase, or had under option, undeveloped land and improved lots for an aggregate purchase price of $99,781, which are expected to yield approximately 1,353 building lots.  Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement.  Furthermore, purchase of the properties is usually contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers.

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

	Six months ended December 31,
	2008	2007
Balance at beginning of period	$3,353	$2,908
Warranty costs accrued	834	1,399
Actual warranty costs incurred	(1,402)	(1,477)
Balance at end of period	$2,785	$2,830

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

Level 3   Fair values determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at
Financial Instruments	Fair Value Hierarchy	December 31, 2008
Marketable securities	Level 1	$17,318

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

16.  GOODWILL

During the six months ended December 31, 2008, the Company recorded an impairment charge related to the goodwill that arose from the Parker & Lancaster Corporation acquisition.  This assessment was performed in accordance with SFAS No. 142.  Management evaluated the recoverability of the goodwill by comparing the carrying value of the Company’s southern reporting unit to its fair value.  Fair value was determined based on the discounted future cash flows.  These cash flows are significantly impacted by estimates related to current and future economic conditions, including absorption rates and margins reflective of slowing demand, as well as anticipated future demand and timing thereof.  The amounts included in the discounted cash flow analysis are based on management’s best estimate of future results.  This estimate considered increased risk and uncertainty associated with current market and economic conditions as reflected within the discount rate used to present value future cash flows and lower expected pricing over the projection period due to decreased consumer demand in the near term over the projection period.  The deteriorating market conditions in the Southern Region in which Parker & Lancaster operates are the result of continued economic turmoil, uncertainty in the credit and financial markets, decreased consumer demand and increased mortgage underwriting standards. Discount rates were based on the Company’s weighted average cost of capital adjusted for the aforementioned business risks.  The amount of the goodwill impairment was $4,180 and was recorded in the Company’s southern reporting segment.  As a result of this impairment charge, the Company has no goodwill on its Balance Sheet at December 31, 2008.  No impairment charge related to goodwill was taken during the three and six months ended December 31, 2007.

17.  VARIABLE INTEREST ENTITIES

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

Based on the provisions of FIN 46-R, the Company has concluded that whenever it enters into an option agreement to acquire land or lots from an entity and pays a significant deposit that is not unconditionally refundable, a VIE is created under condition (ii) (b) of the previous paragraph.  The Company has been deemed to have provided subordinated financial support, which refers to variable Interests that will absorb some or all of an entity’s expected theoretical losses if they occur.  For each VIE created, the Company performs an analysis of the expected losses and residual returns based on the probability of future cash flows based on the expected variability as outlined in FIN 46-R.  If the Company is deemed to be the primary beneficiary of the VIE it will consolidate the VIE on its balance sheet.  The fair value of the VIEs inventory, generally believed to be the purchase price of the land under option, will be reported as “Inventory not owned—Variable Interest Entities.”

At December 31, 2008, the Company consolidated three VIEs as a result of its options to purchase land or lots from the selling entities.  The Company paid cash of $412 and issued letters of credit of $100 to these VIEs and incurred additional pre-acquisition costs totaling $21.  The Company’s deposits and any costs incurred prior to acquisition of the land or lots represent the Company’s maximum exposure to loss.  The fair value of the VIEs inventory, determined as of the date of consolidation, is reported as “Inventory not owned—Variable Interest Entities.”  The Company recorded $10,668 in Inventory Not Owned—Variable Interest Entities as of December 31, 2008.  The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $10,235 at December 31, 2008, was reported on the balance sheet as “Obligations related to inventory not owned—Variable Interest Entities.” Creditors, if any, of these VIEs have no recourse against the Company.

The Company will continue to secure land and lots using options.  Excluding the deposits and other costs capitalized in connection with the VIEs discussed in the prior paragraph, the Company had total costs incurred to acquire land and lots at December 31, 2008 of approximately $10,486, including $3,771 of cash deposits.

18. SUBSEQUENT EVENT

Waiver Letter

Absent the waiver letter described below, the Company would have continued to be in default of its obligation to, on or before January 23, 2009, make a principal repayment in an amount necessary to reduce the outstanding principal balance of the loans to the borrowing base availability (the “Repayment Covenant”).  The failure to make the repayment in full within the proscribed period constituted an event of default under the Second Amended Credit Agreement, of which the Company provided notice to the Lenders.  In addition, Wachovia Bank, N.A. (“Wachovia”) asserted that the borrowers breached the liquidity covenant in the Second Amended Credit Agreement (the “Liquidity Covenant”) for the quarter ended December 31, 2008.  The borrowers disagree with Wachovia’s assertion that the borrowers breached the Liquidity Covenant and have notified Wachovia of their disagreement.

The second waiver letter temporarily waived compliance with the Repayment Covenant and the Liquidity Covenant generally from December 31, 2008 through and including February 6, 2009, unless another event of default occurred.  With the termination of waiver period without the First Amendment described below having been entered into, the failure of the Company to have complied with the Repayment Covenant on or before that date, the Company was again in breach of the Repayment Covenant and, to the extent there had been a breach of the Liquidity Covenant as asserted by Wachovia (an assertion with which the Company disagrees), the Company was also in breach of that covenant.  Any such breaches were, however, cured by the First Amendment described below.

First Amendment to the Second Amended Credit Agreement and Security Agreement:

On February 11, 2009, the Company entered into the First Amendment to the Second Amended Credit Agreement which provides, among other things, that:

•                  The category reductions applicable to the determination of borrowing base availability were adjusted so that the maximum borrowing base availability attributable to asset class (ii) (units not subject to a qualifying agreement of sale) determined on the basis of any borrowing base certificate that is delivered before July 31, 2009, was increased to a maximum of 58% of the aggregate borrowing base availability attributable to asset classes (i) (units subject to a qualifying agreement of sale) and (ii) (units not subject to a qualifying agreement of sale) as shown on the borrowing base certificate.  For borrowing base certificates delivered on or after July 31, 2009, the maximum percentage remains unchanged at 45%.

•                  The category reductions applicable to the determination of the borrowing base availability were adjusted so that the maximum borrowing base availability attributable to asset classes (iii) (lots part of improved land not subject to a qualifying agreement of sale), (iv) (lots part of land under development) and (v) (lots part of land approved for development), based on borrowing base certificates delivered before July 31, 2009, was increased to a maximum of 65% of the total borrowing base availability as shown on the borrowing base certificate.  For borrowing base certificates delivered on or after July 31, 2009, the maximum percentage is 55%.    The maximum dollar value of borrowing base availability attributable to asset classes (iii), (iv) and (v) were also adjusted to the following (with such limitations to be reduced dollar for dollar at the time and in the amounts of any impairments with respect to assets in asset classes (iii), (iv) and (v) and included in the borrowing base taken by borrowers):

(i)                                     Beginning with the Borrowing Base Certificate delivered on or after the effective date of the First Amendment: $235,000;

(ii)                                  Beginning with the Borrowing Base Certificate delivered on or after July 31, 2009: $200,000; and

(iii)                               Beginning with the Borrowing Base Certificate delivered after September 30, 2009: $190,000.

•                  Under the First Amendment, the aggregate effect of (i) the modification of the borrowing base category reductions applicable to units not subject to a qualifying agreement of sale (described above); (ii) the modification of the borrowing base category reductions for land under development (described above); and (iii)  the inventory impairments during the second fiscal quarter of approximately $8,670, was an increase in net borrowing base availability of $16,065 as of December 31, 2008, from a negative $14,567 to a positive $1,498.

•                  The amount of the Revolving Credit Facility was reduced from $440,000 to $405,000, except that the amount of the Revolving Credit Facility will be reduced to $375,000 beginning on July 16, 2009 and through maturity, unless otherwise permanently reduced as a result of certain prepayments required by the Revolving Credit Facility.  The letter of credit sublimit was reduced to $30,000 from $60,000, and the financial letter of credit sublimit was reduced to $15,000 from $25,000. The amount actually available under the Revolving Credit Facility is also subject to the borrowing base availability requirements in the Revolving Credit Facility.

•                  In the event there is one or more defaulting lenders, so long as there is no event of default has occurred and is continuing, pro-rata principal payments shall not be made to such defaulting lender, but instead shall be paid over to the master borrower.

•                  The minimum consolidated tangible net worth level was adjusted to a minimum of at least $25,000 (1) reduced by the sum of (a) any impairments or other charges under GAAP on assets in the borrowing base taken by the Company and recorded in respect of the financial quarters ended December 31, 2008 and March 31, 2009, plus (b)  any deferred tax assets valuation allowance reserves recorded in respect of the fiscal quarters ended December 31, 2008 and March 31, 2009, plus (c) any impairments or write-offs relating to tangible assets or pre-acquisition costs not contained in the borrowing base recorded in respect of the fiscal quarters ended December 31, 2008 and March 31, 2009 (provided, however, that the aggregate covenant level reduction pursuant to this clause (1) shall not exceed $15,000), and (2) increased by the sum of (x) any favorable adjustment to the deferred tax asset valuation allowance recorded in respect of the fiscal quarters ended December 31, 2008 and March 31, 2009, plus (y) 50% of positive quarterly net income after March 31, 2008.

•                  The definition of liquidity was revised to provide that negative borrowing base availability is deducted from cash and cash equivalents when determining liquidity and the minimum required liquidity covenant was reduced from $15,000 to $10,000.  A five business day cure period in the event of a breach of the minimum liquidity covenant was also added.

•                  The maximum amount of cash or cash equivalents (excluding cash in transit at title companies) that the Company is allowed to maintain was set at a maximum of $15,000 for any consecutive five-day period.

•                  The cash flow from operations covenant ratio was adjusted downward for the quarter ending June  30, 2009 to 0.50:1.00 and for the quarter ending September 30, 2009 and thereafter to 0.65:1.00.

•                  The Company’s ability to purchase up to $8,000 of unimproved real estate is no longer available; however, the Company’s ability to acquire lots though option take-downs remains unchanged.  The provision specifically allowing the Company to make new joint venture investments up to certain specified amounts was also eliminated.

•                  The interest rate was increased by 25 basis points, to the LIBOR interest rate plus 5.25%.

•                  Generally, the ability to obtain letters of credit for general working capital or corporate purposes and the ability to obtain letters of credit in connection with projects outside the borrowing base were eliminated (provided, however, that existing letters of credit can be renewed, subject to the other terms of the Loan Agreement).

•                  Provisions were added providing that no letter of credit will be issued or renewed and that no tri-party agreement will be executed or maintained while any lender is a defaulting lender, except if the Borrowers have delivered to Agent cash collateral equal to the defaulting lenders’ pro rata share of the letter of credit or tri-party agreement.  The cash collateral is to be used to reimburse lenders in the event of draws under letters of credit or tri-party agreements.

•                  Letter of credit advances (that is, payments pursuant to a letter of credit that result in the making of a loan to Borrowers in excess of the then available borrowing base) must be repaid within five business days, or earlier under certain circumstances.

•                  Provisions were added to the Second Amended Credit Agreement and related Security Agreement providing that, in the event of receipt of any tax refund by any obligor that constitutes collateral, the amount received must be used to prepay the loans under the facility.  Any such collateral received by the agent will likewise be applied to the outstanding indebtedness.  However, such reduction of the outstanding indebtedness would have the effect of then increasing the net borrowing base availability immediately thereafter.

•                  Additional provisions were added with respect to the allocation among the lenders of burdens and risks associated with defaulting lenders.

•                  In consideration of entering into the First Amendment to the Second Amended Credit Agreement, the Company paid a fee equal to 0.25% of such approving lenders’ reduced commitments effective on the closing of the amendment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data)

Orleans Homebuilders, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, “OHB”, “Orleans”, “we”, “us” or “our”) market, develop and build high-quality, single-family homes, townhomes and condominiums to serve various types of homebuyers, including move-up, luxury, empty nester, active adult, first-time move-up and first-time homebuyers. The Company believes this broad range of home designs gives it flexibility to address economic and demographic trends within its markets.  The Company has been in operation since 1918 and is currently engaged in residential real estate development in eight states in the following 11 markets: Southeastern Pennsylvania; Central New Jersey; Southern New Jersey; Orange County, New York; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Chicago, Illinois; and Orlando, Florida.  The Company’s Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina.  On December 31, 2007, the Company committed to exiting the Phoenix, Arizona market and, in connection with that decision, on that date disposed of its entire land position and its related work-in-process homes in Phoenix, which constituted substantially all of its assets in the western region.  The Consolidated Financial Statements have been reclassified for all prior periods presented to reflect this business as a discontinued operation.  See Note 12, Discontinued Operations.

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

Results of Operations

New Orders, Residential Revenues and Backlog:

Since the latter part of fiscal year 2006, we and the entire housing industry have faced several significant challenges in the housing and mortgage markets as a whole.  These challenges have increased significantly during the three and six months ended December 31, 2008 as these difficulties which previously were confined to certain segments of the economy (including homebuilding) have expanded to a greater portion of the United States and global economy.  Economic reports show that the United States economy is suffering from falling wages, rising inflation, weak consumer spending, job losses, tight credit, a lingering malaise in the real estate industry and the worst financial crisis since the 1930s.  During the quarter, it was announced that the United States economy had been in a recession since December 2007. As a result, we believe that overall economic conditions and conditions in the housing and mortgage markets will remain difficult and these conditions may continue to have a negative impact on new orders, new order pricing and consumer confidence related to housing in the near term, thereby further reducing revenues, gross margins and net income.  We are continuing to respond to these unfavorable market conditions by attempting to maintain absorption levels through the use of sales incentives, reevaluating our individual land holdings, reducing our land expenditures and emphasizing cost reductions to adjust for lower levels of production.  Further decreases in demand for our homes may require us to further increase the use of sales incentives and to take other steps to reduce expenditures and expenses, which could result in future inventory impairments.

For the tables below setting forth certain details as to residential sales activities, the information is provided for the three and six months ended December 31, 2008 and 2007 in the case of residential revenue earned and new orders, and as of December 31, 2008 and 2007 in the case of backlog.  We consider a sales contract or a potential sale to be classified as a new order and, therefore, become a part of backlog, at the time a homebuyer executes a contract to purchase a home from the Company.  Sales contracts are usually accompanied by a sales deposit.  In some instances, purchasers are permitted to cancel sales contracts if they are unable to close on the sale of their existing home or fail to qualify for financing and under certain other circumstances.

	Three months ended December 31,
	2008	2007	Change	% Change

New orders
Dollars	$41,234	$114,687	$(73,453)	(64.0)%
Units	113	284	(171)	(60.2)%
Average sales price	$365	$404	$(39)	(9.7)%

Residential revenue earned
Dollars	$87,753	$144,490	$(56,737)	(39.3)%
Units	199	323	(124)	(38.4)%
Average sales price	$441	$447	$(6)	(1.3)%

	Six months ended December 31,
	2008	2007	Change	% Change

New orders
Dollars	$94,864	$247,263	$(152,399)	(61.6)%
Units	248	587	(339)	(57.8)%
Average sales price	$383	$421	$(38)	(9.0)%

Residential revenue earned
Dollars	$176,355	$263,847	$(87,492)	(33.2)%
Units	399	586	(187)	(31.9)%
Average sales price	$442	$450	$(8)	(1.8)%

	As of December 31,
	2008	2007	Change	% Change

Backlog
Dollars	$156,818	$301,329	$(144,511)	(48.0)%
Units	335	610	(275)	(45.1)%
Average sales price	$468	$494	$(26)	(5.3)%

New orders for the three months ended December 31, 2008 decreased $73,453 or 64.0%, to $41,234 on 113 homes, compared to $114,687 on 284 homes for the three months ended December 31, 2007.  The average price per home decreased by approximately 9.7% to $365 for the three months ended December 31, 2008 compared to $404 for the three months ended December 31, 2007.

New orders for the six months ended December 31, 2008 decreased $152,399 or 61.6%, to $94,864 on 248 homes, compared to $247,263 on 587 homes for the six months ended December 31, 2007.  The average price per home decreased by approximately 9.0% to $383 for the six months ended December 31, 2008 compared to $421 for the six months ended December 31, 2007.

The decrease in new orders for the three and six months ended December 31, 2008 is attributable to the continued deterioration in the overall housing and mortgage markets during the period, significant turmoil in the capital markets, weaker employment statistics and decreased consumer confidence.  The decrease in the average sales price on new orders generally represents a response to the deterioration in market conditions by us in an effort to increase absorption through the use of marketing incentives and price reductions.

Residential revenues earned for the three months ended December 31, 2008 decreased $56,737, or 39.3%, to $87,753 on 199 homes,

compared to $144,490 on 323 homes for the three months ended December 31, 2007.  The average price per home decreased by approximately 1.3% to $441 for the three months ended December 31, 2008 compared to $447 for the three months ended December 31, 2007.

Residential revenues earned for the six months ended December 31, 2008 decreased $87,492, or 33.2%, to $176,355 on 399 homes, compared to $263,847 on 586 homes for the six months ended December 31, 2007.  The average price per home decreased by approximately 1.8% to $442 for the six months ended December 31, 2008 compared to $450 for the six months ended December 31, 2007.

The decrease in residential revenues earned for the three and six months ended December 31, 2008 is also attributable to the continued deterioration in the overall housing and mortgage markets during the period, significant turmoil in the capital markets, weaker employment statistics and decreased consumer confidence.

Changes in backlog are the net result of changes in net new orders and residential revenues earned.

Cancellation rates for the three and six months ended December 31, 2008 were 30.7% and 33.7% of new orders compared to 26.0% and 23.7% for the three and six months ended December 31, 2007.  This increase is the result of the deteriorating economy, which is reflected in the lower gross orders in all regions.  Cancellations declined from 182 in the six months ended December 31, 2007 to 126 in the six months ended December 31, 2008.

Northern Region:

	Three months ended December 31,
	2008	2007	Change	% Change

New orders
Dollars	$16,505	$45,890	$(29,385)	(64.0)%
Units	41	109	(68)	(62.4)%
Average sales price	$403	$421	$(18)	(4.3)%

Residential revenue earned
Dollars	$33,102	$57,024	$(23,922)	(42.0)%
Units	73	118	(45)	(38.1)%
Average sales price	$453	$483	$(30)	(6.2)%

	Six months ended December 31,
	2008	2007	Change	% Change

New orders
Dollars	$41,959	$99,472	$(57,513)	(57.8)%
Units	96	222	(126)	(56.8)%
Average sales price	$437	$448	$(11)	(2.5)%

Residential revenue earned
Dollars	$79,827	$108,050	$(28,223)	(26.1)%
Units	170	223	(53)	(23.8)%
Average sales price	$470	$485	$(15)	(3.1)%

	As of December 31,
	2008	2007	Change	% Change

Backlog
Dollars	$71,950	$136,057	$(64,107)	(47.1)%
Units	136	254	(118)	(46.5)%
Average sales price	$529	$536	$(7)	(1.3)%

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

The decrease in new orders for the northern region noted above for the three and six months ended December 31, 2008, is the result of a large decrease in the number of units sold, coupled with a slight decline in the average sales price.  The decrease in the number of units is primarily the result of deteriorating market conditions.  The decrease in residential revenue earned for the three and six months ended December 31, 2008, was also the result of both decreases in the units sold and the average sale price.

We have introduced new smaller-value oriented product in the region and we have also seen a shift in mix to our multi-family townhome products as well as lower priced single family communities.

Southern Region:

	Three months ended December 31,
	2008	2007	Change	% Change

New orders
Dollars	$17,472	$50,183	$(32,711)	(65.2)%
Units	52	119	(67)	(56.3)%
Average sales price	$336	$422	$(86)	(20.4)%

Residential revenue earned
Dollars	$44,227	$61,827	$(17,600)	(28.5)%
Units	100	127	(27)	(21.3)%
Average sales price	$442	$487	$(45)	(9.2)%

	Six months ended December 31,
	2008	2007	Change	% Change

New orders
Dollars	$35,697	$108,765	$(73,068)	(67.2)%
Units	103	240	(137)	(57.1)%
Average sales price	$347	$453	$(106)	(23.4)%

Residential revenue earned
Dollars	$71,505	$110,200	$(38,695)	(35.1)%
Units	164	227	(63)	(27.8)%
Average sales price	$436	$485	$(49)	(10.1)%

	As of December 31,
	2008	2007	Change	% Change

Backlog
Dollars	$67,951	$129,093	$(61,142)	(47.4)%
Units	155	256	(101)	(39.5)%
Average sales price	$438	$504	$(66)	(13.1)%

Our southern region is comprised of our Charlotte, Raleigh and Greensboro, North Carolina and the Richmond and Tidewater, Virginia markets.  The Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina.  The Company in its southern region currently builds homes targeted toward move-up and luxury homebuyers.

The decrease in new orders for the three and six months ended December 31, 2008, compared to the three and six months ended December 31, 2007, is the result of significant decreases in both the number of units sold and the average price per unit.  The decrease in residential revenues earned for the three and six months ended December 31, 2008, compared to the three and six months ended December 31, 2007, is also due to significant decreases in the number of units sold and the average sale price per unit.  These decreases are the result of decreases in our luxury product — particularly in the Richmond area.

Midwestern Region:

	Three months ended December 31,
	2008	2007	Change	% Change

New orders
Dollars	$6,767	$13,532	$(6,765)	(50.0)%
Units	17	33	(16)	(48.5)%
Average sales price	$398	$410	$(12)	(2.9)%

Residential revenue earned
Dollars	$9,198	$15,725	$(6,527)	(41.5)%
Units	20	34	(14)	(41.2)%
Average sales price	$460	$463	$(3)	(0.6)%

	Six months ended December 31,
	2008	2007	Change	% Change

New orders
Dollars	$14,927	$26,968	$(12,041)	(44.6)%
Units	38	73	(35)	(47.9)%
Average sales price	$393	$369	$24	6.5%

Residential revenue earned
Dollars	$20,676	$28,561	$(7,885)	(27.6)%
Units	48	62	(14)	(22.6)%
Average sales price	$431	$461	$(30)	(6.5)%

	As of December 31,
	2008	2007	Change	% Change

Backlog
Dollars	$15,335	$26,339	$(11,004)	(41.8)%
Units	38	66	(28)	(42.4)%
Average sales price	$404	$399	$5	1.3%

In our midwestern region, we have operations in the Chicago area.  The Company in its midwestern region currently builds homes primarily targeted toward the move-up homebuyer.

During the three and six months ended December 31, 2008, both new order dollars and the number of units sold decreased as compared to the same periods in the prior year.  This decrease is primarily the result of the deteriorating economic and market conditions noted above.  Average sales price was down slightly during the three months ended December 31, 2008, but increased during the six months ended December 31, 2008.  During our first quarter of fiscal year 2008, market prices of new homes in the Chicago market declined significantly.  This increase was due to the significant price declines that occurred during the early part of fiscal year 2008.  The decrease in residential revenues earned during the three and six months ended December 31, 2008, was due to declines in units sold and average sale price.

Florida Region:

	Three months ended December 31,
	2008	2007	Change	% Change

New orders
Dollars	$490	$5,082	$(4,592)	(90.4)%
Units	3	23	(20)	(87.0)%
Average sales price	$163	$221	$(58)	(26.2)%

Residential revenue earned
Dollars	$1,226	$9,914	$(8,688)	(87.6)%
Units	6	44	(38)	(86.4)%
Average sales price	$204	$225	$(21)	(9.3)%

	Six months ended December 31,
	2008	2007	Change	% Change

New orders
Dollars	$2,281	$12,058	$(9,777)	(81.1)%
Units	11	52	(41)	(78.8)%
Average sales price	$207	$232	$(25)	(10.8)%

Residential revenue earned
Dollars	$4,347	$17,036	$(12,689)	(74.5)%
Units	17	74	(57)	(77.0)%
Average sales price	$256	$230	$26	11.3%

	As of December 31,
	2008	2007	Change	% Change

Backlog
Dollars	$1,582	$9,840	$(8,258)	(83.9)%
Units	6	34	(28)	(82.4)%
Average sales price	$264	$289	$(25)	(8.7)%

The above table reflects results from our Florida region for the three and six months ended December 31, 2008 and 2007.  In the Florida region, we have operations in the Orlando market.  The six months ended December 31, 2007, also reflects results from the Palm Bay market from which we substantially exited during the first quarter of fiscal 2008.  The three and six months ended December 31, 2007, also reflects results from the Palm Coast market from which we substantially exited during the second quarter of fiscal 2008.  The Company in the Florida region currently builds homes primarily targeted toward first-time, move-up and entry level homebuyers.

The decrease in new orders for the three and six months ended December 31, 2008, as compared to the three and six months ended December 31, 2007, is primarily the result of the continued deterioration of market conditions in this region.  New orders were also negatively impacted by our exit from the Palm Bay and Palm Coast markets, as noted above.  The decline in residential revenue earned is also the result of the overall decline in market conditions, as well as our exit from the Palm Bay and Palm Coast markets, as noted above.

Costs and Expenses:

Residential Properties:

	Three months ended December 31,
	2008	2007	Change	% Change

Residential Properties
Earned revenue	$87,753	$144,490	$(56,737)	(39.3)%
Cost of residential properties	87,248	147,425	(60,177)	(40.8)%
Gross profit margin	$505	$(2,935)	$3,440	(117.2)%
Gross profit margin %	0.6%	(2.0)%

	Six months ended December 31,
	2008	2007	Change	% Change

Residential Properties
Earned revenue	$176,355	$263,847	$(87,492)	(33.2)%
Cost of residential properties	174,955	250,378	(75,423)	(30.1)%
Gross profit margin	$1,400	$13,469	$(12,069)	(89.6)%
Gross profit margin %	0.8%	5.1%

The costs of residential properties for the three and six months ended December 31, 2008, compared to the three and six months ended December 31, 2007 decreased primarily as a result of decreased residential revenue earned.  Impairments of residential property in the amount of $8,670 and $22,917 were recorded in the three months ended December 31, 2008 and 2007, respectively.  Impairments of residential property in the amount of $18,088 and $23,629 were recorded in the six months ended December 31, 2008 and 2007, respectively.  Gross profit percentage for the three and six months ended December 31, 2008 was 0.6% and 0.8%, as compared to (2.0)% and 5.1% for the three and six months ended December 31, 2007.  Without recording the impairments, the gross profit percentage would have been 10.5% and 11.1% for the three and six months ended December 31, 2008, as compared to 13.8% and 14.1% for the three and six months ended December 31, 2007.

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

We capitalize interest costs to inventory during development and construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer.  Historically, our inventory eligible for interest capitalization exceeded our debt levels.  As a result of our reduction of inventories in recent quarters the Company’s active inventory has been lower than its debt level; therefore, a portion of the interest incurred during those periods was expensed directly to interest expense.  As all interest incurred is ultimately expensed, this occurrence only accelerated the expense recognition of the interest incurred during the period.  Interest included in the costs and expenses of residential properties and land sold for the three months ended December 31, 2008 and December 31, 2007 was $4,535 and $5,114, respectively. Interest included in the costs and expenses of residential properties and land sold for the six months ended December 31, 2008 and December 31, 2007 was $8,679 and $8,923, respectively.  Interest charged directly to interest expense during the three and six months ended December 31, 2008 was $1,019 and $2,883, respectively.  Included in interest expense during the six months ended December 31, 2008, was the write-off of debt acquisition costs in the amount of $784.  This charge was recognized due to the decrease in borrowing capacity as a result of the September 30, 2008 amendment to the Revolving Credit Facility.  There was no interest charged directly to interest expense during the three and six months ended December 31, 2007.

Selling, General and Administrative:

	Three months ended December 31,
	2008	2007	Change	% Change

Selling, General and Administrative
Selling and advertising	$4,665	$8,219	$(3,554)	(43.2)%
Commissions	3,537	5,644	(2,107)	(37.3)%
General and administrative	7,919	10,725	(2,806)	(26.2)%
Total	$16,121	$24,588	$(8,467)	(34.4)%

	Six months ended December 31,
	2008	2007	Change	% Change

Selling, General and Administrative
Selling and advertising	$9,798	$14,674	$(4,876)	(33.2)%
Commissions	7,094	9,921	(2,827)	(28.5)%
General and administrative	15,807	18,268	(2,461)	(13.5)%
Total	$32,699	$42,863	$(10,164)	(23.7)%

Selling and advertising costs include amortization of deferred marketing costs and other selling costs.  These costs decreased primarily as a result of reduced sales office headcount, as part of headcount reductions that took place during the latter half of fiscal year 2008 and the first half of fiscal year 2009.  During the first seven months of fiscal year 2009, the Company has had three headcount reductions, which have reduced the total number of employees at the Company from 544 at June 30, 2008 to 376 at January 31, 2009, a reduction of 31%.  From June 30, 2006 to January 31, 2009, headcount has been reduced from 988 to 376, a reduction of 62%.

The decrease in commission expense is primarily attributable to the decrease in residential revenues as noted above.  Commission expense as a percentage of residential revenue increased to 4.0% and 4.0% for the three and six months ended December 31, 2008 from 3.9% and 3.8% for the three and six months ended December 31, 2007.  The increased rate is due to increased incentives to the Company’s sales force.

The decrease in general and administrative costs was due to the aforementioned headcount reductions.  Write-offs of abandoned projects and other pre-acquisition costs were $1,641 and $1,798 for the three and six months ended December 31, 2008 as compared to $462 and $862 for the three and six months ended December 31, 2007.

Land Sales and Other Income:

	Three months ended December 31,
	2008	2007	Change

Land sales
Earned revenue	$—	$8,224	$(8,224)
Costs and expenses	2	44,784	(44,782)
Gross profit (loss)	$(2)	$(36,560)	$36,558

Other income (expense)
Other income	$2,475	$2,229	$246
Other expense	$1,856	$1,441	$415

	Six months ended December 31,
	2008	2007	Change

Land sales
Earned revenue	$58	$9,410	$(9,352)
Costs and expenses	26	46,042	(46,016)
Gross profit (loss)	$32	$(36,632)	$36,664

Other income (expense)
Other income	$4,136	$4,562	$(426)
Other expense	$3,640	$3,435	$205

The Company had land sales revenue of $0 and $58 during the three and six months ended December 31, 2008 as compared to $8,224 and $9,410 during the three and six month ended December 31, 2007.

During the three months ended December 31, 2007, we closed nine separate land sale transactions, disposing of approximately 1,400 lots.  Included in those 1,400 lots, were 267 lots that comprised our entire work-in-process inventory and land positions in the Phoenix, Arizona market.  We have historically reported this business as our western region operating segment.  The disposed work-in-process inventory and land positions constituted substantially all of our assets and operations in the western region.  Accordingly, all charges associated with the western region are included as discontinued operations.

Including the lots sold in the western region, approximately 94% of the lots sold were in our midwestern, Florida and western regions.  Approximately 6% of the lots sold were in our southern region.  No lots were sold in the northern region during the three months ended December 31, 2007.

We received proceeds on the nine dispositions in the amount of $32,949, inclusive of proceeds related to the western region, of which $8,224 was recognized as land sales revenue from continuing operations during the three months ended December 31, 2007.  An additional $13,425 of proceeds relates to two parcels of land that were sold, but for accounting purposes were treated as a financing obligation because they were subject to option agreements.  These separate option agreements generally provided us with the option, but not the obligation, to purchase lots on an individual basis through periodic lot option acquisition schedules.  The remaining $11,300 million relates to the western region and is included in loss from discontinued operations discussed below.

Prior to the completion of the land sales discussed above, we recorded asset impairments on the land to be sold.  The total impairment charge related to these land sales were $36,556 for the three months ended December 31, 2007.  These asset impairment losses are included in the costs of land sales.

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

Income Taxes and Loss from Continuing Operations:

	Three months ended December 31,
	2008	2007	Change

Pre-tax loss from continuing operations	$(16,018)	$(63,295)	$47,277
Income tax benefit	(397)	(24,688)	24,291
Loss from continuing operations, net of tax	$(15,621)	$(38,607)	$22,986

	Six months ended December 31,
	2008	2007	Change

Pre-tax loss from continuing operations	$(37,834)	$(64,899)	$27,065
Income tax benefit	(277)	(24,529)	24,252
Loss from continuing operations, net of tax	$(37,557)	$(40,370)	$2,813

The effective income tax rate was 0.7% for the six months ended December 31, 2008 as compared to 37.8% for the six months ended December 31, 2007.  The significant change in the Company’s tax rate was a result of the additional valuation allowance against the deferred tax assets due to the lack of objectively verifiable evidence regarding the realization of these assets in the foreseeable future.  There was no valuation allowance booked during the six months ended December 31, 2007.  As of December 31, 2008, the valuation allowance amounted to $68,084.  Of this amount $14,442 was booked during the six months ended December 31, 2008.

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

Loss from discontinued operations was $12,778 and 13,070, or a loss of $0.69 per share and $0.71 per share for the three and six months ended December 31, 2007.  See Note 12 to our consolidated financial statements in Item 1 of this Part 1.

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

As of December 31, 2008, we had $50,198 of borrowing capacity under our secured revolving credit facility discussed below, subject to borrowing base availability.  At December 31, 2008, after taking into account the first amendment described below, we had credit facility availability of $1,498.  At December 31, 2008, the 30-day LIBOR rate of interest was 0.44%.

During the six months ended December 31, 2008, our liquidity decreased by $39,677 as shown in the table below:

	December 31,	June 30,
	2008	2008
Cash and cash equivalents	$10,795	$72,341
Restricted cash - due from title companies	1,911	19,269
Marketable securities	17,318	—
Net borrowing base availability	1,498	(20,411)
Liquidity	$31,522	$71,199

The decrease in liquidity is primarily due to cash used for operations, lower backlog, which has the impact of reducing our gross borrowing base and inventory impairments during the six months ended December 31, 2008, which decreased our borrowing base availability.  These items decreasing our liquidity were partially offset by adjustments made in the calculation of the borrowing base pursuant to the First Amendment to the Second Amended Credit Agreement, a planned increase in our accounts payable aging, and decreases in acquisitions of land.

Our sources of capital include, but are not limited to, funds derived from operations, sales of various assets, reductions in speculative inventory levels through completed home deliveries and reductions in speculative starts, borrowings under our Revolving Credit Facility, the issuance of debt or equity securities, and other external sources of capital.  Our short-term and long-term liquidity depend primarily upon the net cash recovery of our land investment upon completed home deliveries, working capital management (cash, accounts receivable, inventory of units under construction, accounts payable and other liabilities), bank borrowings, land related expenditures, net new orders and deliveries.  In an effort to increase liquidity, we may pursue sales of parcels of land, model homes and other assets, amendments to our Revolving Credit Facility, or we may pursue sales of debt or equity securities, or seek other external sources of funds.  However, we can offer no assurances as to whether or when such transactions will occur or whether the transactions will be on terms advantageous to us.

As the downturn in the housing industry has continued, we have rationalized the size of our business through lot count reductions for both owned and controlled lots, the abandonment or renegotiation of land option contracts, the reduction in the total number of existing speculative units, limited construction of new speculative units in order to maintain reasonable speculative unit levels relative to lower new orders, and actively shifted our speculative unit mix wherever possible to price and products that are in better relative demand today.  We have also significantly reduced our land expenditures and land expenditure budgets, including, given the most recent market conditions, significantly reducing these expenditures for the balance of the fiscal year in order to minimize the impacts of lower net new orders on cash flow generated.  Pursuant to the First Amendment to the Second Amended Credit Agreement, the Company’s ability to purchase unimproved real estate is no longer available; however, the Company continues to be able to acquire lots though option take-downs.  Further, we have significantly reduced our workforce, with headcount reduction through January 31, 2009 of over 30% in the current fiscal year and over 60% since June 30, 2006.

From January 1, 2007 to December 31, 2008, we have reduced our net debt levels by $143,504, or 25% (where net debt is defined for each period as total mortgage and other note obligations plus subordinated notes less the aggregate of cash and cash equivalents, marketable securities, restricted cash — due from title company, but excluding restricted cash — customer deposits).  During this same period, the aggregate amount of our work-in-process and owned land inventories have decreased by $324,458 (from $857,242 to $532,784), which impacts our gross borrowing base availability.  A significant portion of the inventory decrease is due to impairments of $200,939 (including discontinued operations) recorded during this period, although a portion of previously impaired inventory has since been sold, either through land sales or normal operations.  During this same period, our total liquidity (as defined above) decreased by $6,093, from $37,615 to $31,522.  The net debt reduction from January 1, 2007 to December 31, 2008 described above has been generated through various means, including operations, the reduction in the total number of speculative units, offering incentives to buyers in order to help keep orders and deliveries at higher relative levels notwithstanding challenging industry conditions, selective lands sales, decreases in land acquisitions and other land expenditures, the abandonment or renegotiation of land option contracts, income tax refunds and a planned increase in our accounts payable aging.

We continue to focus on cash generation and preservation to allow sufficient liquidity to be available to fund our operations. We currently believe that the cash and cash equivalents and marketable securities on hand, funds generated from operations and anticipated availability under our Revolving Credit Facility will provide sufficient capital for us to meet our existing operating needs.  However, any material variance from our internally projected operating results (including net new orders, cancellations, backlog and deliveries), material declines in the value of our real estate held for development and sale (which may lead to additional inventory impairments), or significant declines in the bank appraised value relative to existing appraisals for certain of our assets to be appraised on behalf of the banks in the coming quarters, could result in a reduction in available borrowing capacity under our Revolving Credit Facility.  Such a reduction in available borrowing capacity could constrain liquidity and require us to seek additional amendments and/or waivers under our Revolving Credit Facility.  We can make no assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs.  In addition, our Revolving Credit Facility matures on December 20, 2009, and while we currently anticipate that we will be able to refinance our Revolving Credit Facility before that time, can offer no assurance that we will be able to do so, or be able to do so on commercially reasonable terms.  In the event that we are not successful in executing our plans discussed above, we may need to consider alternative sources of capital to finance our operations.

Revolving Credit Facility

On December 22, 2004, Greenwood Financial, Inc., a wholly-owned subsidiary of the Company, and other wholly-owned subsidiaries of the Company, as borrowers, and Orleans Homebuilders, Inc., as guarantor, entered into a Revolving Credit Loan Agreement for a Senior Secured Revolving Credit and Letter of Credit Facility with various banks as lenders (as amended and restated and further amended, the “Revolving Credit Facility”). The Revolving Credit Loan Agreement was amended on January 24, 2006, via the Amended and Restated Revolving Credit Loan Agreement (the “Amended Credit Agreement”).  In connection with the Amended Credit Agreement, Orleans Homebuilders, Inc. executed a Guaranty, which was amended on September 6, 2007 and amended and restated on September 30, 2008. The Amended and Restated Credit Agreement was amended on November 1, 2006, February 7, 2007, May 8, 2007, September 6, 2007, December 21, 2007, May 9, 2008 by a limited waiver to the Amended Credit Agreement, which was extended on September 15, 2008, and amended and restated in the Second Amended and Restated Revolving Credit Loan Agreement, dated September 30, 2008 (the “Second Amended Credit Agreement”).  The Second Amended Credit Agreement was subsequently amended by a limited waiver letter dated January 30, 2009 (the “waiver letter”) and the First Amendment to Second Amended and Restated Revolving Credit Loan Agreement and First Amendment to Security Agreement dated February 11, 2009 (the “First Amendment”).

Waiver Letter

Absent the waiver letter described below, the Company would have continued to be in default of its obligation to, on or before January 23, 2009, make a principal repayment in an amount necessary to reduce the outstanding principal balance of the loans to the borrowing base availability (the “Repayment Covenant”).  The failure to make the repayment in full within the proscribed period constituted an event of default under the Second Amended Credit Agreement, of which the Company provided notice to the Lenders.  In addition, Wachovia Bank, N.A. (“Wachovia”) asserted that the borrowers breached the liquidity covenant in the Second Amended Credit Agreement (the “Liquidity Covenant”) for the quarter ended December 31, 2008.  The borrowers disagree with Wachovia’s assertion that the borrowers breached the Liquidity Covenant and have notified Wachovia of their disagreement.

The second waiver letter temporarily waived compliance with the Repayment Covenant and the Liquidity Covenant generally from December 31, 2008 through and including February 6, 2009, unless another event of default occurred.  With the termination of waiver period without the First Amendment described below having been entered into, the failure of the Company to have complied with the Repayment Covenant on or before that date, the Company was again in breach of the Repayment Covenant and, to the extent there had been a breach of the Liquidity Covenant as asserted by Wachovia (an assertion with which the Company disagrees), the Company was also in breach of that covenant.  Any such breaches were, however, cured by the First Amendment described below.

First Amendment to the Second Amended Credit Agreement and Security Agreement:

On February 11, 2009, the Company entered into the First Amendment to the Second Amended Credit Agreement which provides, among other things, that:

•                  The category reductions applicable to the determination of borrowing base availability were adjusted so that the maximum borrowing base availability attributable to asset class (ii) (units not subject to a qualifying agreement of sale) determined on the basis of any borrowing base certificate that is delivered before July 31, 2009, was increased to a maximum of 58% of the aggregate borrowing base availability attributable to asset classes (i) (units subject to a qualifying agreement of sale) and (ii) (units not subject to a qualifying agreement of sale) as shown on the borrowing base certificate.  For borrowing base certificates delivered on or after July 31, 2009, the maximum percentage remains unchanged at 45%.

•                  The category reductions applicable to the determination of the borrowing base availability were adjusted so that the maximum borrowing base availability attributable to asset classes (iii) (lots part of improved land not subject to a qualifying agreement of sale), (iv) (lots part of land under development) and (v) (lots part of land approved for development), based on borrowing base certificates delivered before July 31, 2009, was increased to a maximum of 65% of the total borrowing base availability as shown on the borrowing base certificate.  For borrowing base certificates delivered on or after July 31, 2009, the maximum percentage is 55%.    The maximum dollar value of borrowing base availability attributable to asset classes (iii), (iv) and (v) were also adjusted to the following (with such limitations to be reduced dollar for dollar at the time and in the amounts of any impairments with respect to assets in asset classes (iii), (iv) and (v) and included in the borrowing base taken by borrowers):

(i)                                     Beginning with the Borrowing Base Certificate delivered on or after the effective date of the First Amendment: $235,000;

(ii)                                  Beginning with the Borrowing Base Certificate delivered on or after July 31, 2009: $200,000; and

(iii)                               Beginning with the Borrowing Base Certificate delivered after September 30, 2009: $190,000.

•                  Under the First Amendment, the aggregate effect of (i) the modification of the borrowing base category reductions applicable to units not subject to a qualifying agreement of sale (described above); (ii) the modification of the borrowing base category reductions for land under development (described above); and (iii)  the inventory impairments during the second fiscal quarter of approximately $8,670, was an increase in net borrowing base availability of $16,065 as of December 31, 2008, from a negative $14,567 to a positive $1,498.

•                  The amount of the Revolving Credit Facility was reduced from $440,000 to $405,000, except that the amount of the Revolving Credit Facility will be reduced to $375,000 beginning on July 16, 2009 and through maturity, unless otherwise permanently reduced as a result of certain prepayments required by the Revolving Credit Facility.  The letter of credit sublimit was reduced to $30,000 from $60,000, and the financial letter of credit sublimit was reduced to $15,000 from $25,000. The amount actually available under the Revolving Credit Facility is also subject to the borrowing base availability requirements in the Revolving Credit Facility.

•                  In the event there is one or more defaulting lenders, so long as there is no event of default has occurred and is continuing, pro-rata principal payments shall not be made to such defaulting lender, but instead shall be paid over to the master borrower.

•                  The minimum consolidated tangible net worth level was adjusted to a minimum of at least $25,000 (1) reduced by the sum of (a) any impairments or other charges under GAAP on assets in the borrowing base taken by the Company and recorded in respect of the financial quarters ended December 31, 2008 and March 31, 2009, plus (b)  any deferred tax assets valuation allowance reserves recorded in respect of the fiscal quarters ended December 31, 2008 and March 31, 2009, plus (c) any impairments or write-offs relating to tangible assets or pre-acquisition costs not contained in the borrowing base recorded in respect of the fiscal quarters ended December 31, 2008 and March 31, 2009 (provided, however, that the aggregate covenant level reduction pursuant to this clause (1) shall not exceed $15,000), and (2) increased by the sum of (x) any favorable adjustment to the deferred tax asset valuation allowance recorded in respect of the fiscal quarters ended December 31, 2008 and March 31, 2009, plus (y) 50% of positive quarterly net income after March 31, 2008.

•                  The definition of liquidity was revised to provide that negative borrowing base availability is deducted from cash and cash equivalents when determining liquidity and the minimum required liquidity covenant was reduced from $15,000 to $10,000.  A five business day cure period in the event of a breach of the minimum liquidity covenant was also added.

•                  The maximum amount of cash or cash equivalents (excluding cash in transit at title companies) that the Company is allowed to maintain was set at a maximum of $15,000 for any consecutive five-day period.

•                  The cash flow from operations covenant ratio was adjusted downward for the quarter ending June  30, 2009 to 0.50:1.00 and for the quarter ending September 30, 2009 and thereafter to 0.65:1.00.

•                  The Company’s ability to purchase up to $8,000 of unimproved real estate is no longer available; however, the Company’s ability to acquire lots though option take-downs remains unchanged.  The provision specifically allowing the Company to make new joint venture investments up to certain specified amounts was also eliminated.

•                  The interest rate was increased by 25 basis points, to the LIBOR interest rate plus 5.25%.

•                  Generally, the ability to obtain letters of credit for general working capital or corporate purposes and the ability to obtain letters of credit in connection with projects outside the borrowing base were eliminated (provided, however, that existing letters of credit can be renewed, subject to the other terms of the Loan Agreement).

•                  Provisions were added providing that no letter of credit will be issued or renewed and that no tri-party agreement will be executed or maintained while any lender is a defaulting lender, except if the Borrowers have delivered to Agent cash collateral equal to the defaulting lenders’ pro rata share of the letter of credit or tri-party agreement.  The cash collateral is to be used to reimburse lenders in the event of draws under letters of credit or tri-party agreements.

•                  Letter of credit advances (that is, payments pursuant to a letter of credit that result in the making of a loan to Borrowers in excess of the then available borrowing base) must be repaid within five business days, or earlier under certain circumstances.

•                  Provisions were added to the Second Amended Credit Agreement and related Security Agreement providing that, in the event of receipt of any tax refund by any obligor that constitutes collateral, the amount received must be used to prepay the loans under the facility.  Any such collateral received by the agent will likewise be applied to the outstanding indebtedness.  However, such reduction of the outstanding indebtedness would have the effect of then increasing the net borrowing base availability immediately thereafter.

•                  Additional provisions were added with respect to the allocation among the lenders of burdens and risks associated with defaulting lenders.

•                  In consideration of entering into the First Amendment to the Second Amended Credit Agreement, the Company paid a fee equal to 0.25% of such approving lenders’ reduced commitments effective on the closing of the amendment.

Terms of the Revolving Credit Facility:

The borrowing limit under the Revolving Credit Facility is $405,000, except that the amount of the Revolving Credit Facility will be reduced to $375,000 beginning July 16, 2009, unless otherwise permanently reduced as a result of certain required prepayments. The total amount of loans and advances outstanding at any time under the Revolving Credit Facility may not exceed the lesser of the then-current borrowing base availability or the revolving sublimit as defined in the Revolving Credit Facility. The borrowing base availability is based on the lesser of the appraised value or cost of real estate owned by the Company that has been admitted to the borrowing base and is subject to various limitations and qualifications set forth in the Revolving Credit Agreement.

From October 1, 2008 to February 10, 2009, borrowings and advances under the Revolving Credit Facility bear interest on a per annum basis equal to the LIBOR Market Index Rate plus 500 basis points.  Beginning on February 11, 2009, the interest rate increased to the LIBOR Market Index Rate plus 525 basis points.  Prior to October 1, 2008, the applicable spread had been 400 basis points. During the term of the Revolving Credit Facility, interest is payable monthly in arrears.  At December 31, 2008, the interest rate was 5.44%, which included a 500 basis point spread.

A fee will be earned and payable on September 15, 2009 equal to 8.0% per annum, calculated on a daily basis, of the difference between $250,000 and the aggregate level of the lenders’ lending commitments under the Revolving Credit Facility as they exist from time to time between September 30, 2008 and the earlier of September 15, 2009 and the date the commitments are permanently reduced to $250,000; however this fee will be reduced by 80% if the aggregate level of commitments on or before September 15, 2009 have been permanently reduced to $250,000. Under this provision, the Company currently estimates that the minimum it will be required to pay is $0 and the maximum is $9,150. The Company expects that it will pay no amounts under this provision as it intends to refinance the debt before the payment is due and payable. There can be no assurance that such refinancing will occur. In addition, if all indebtedness under the Revolving Credit Facility is not fully repaid by December 20, 2009, a separate fee will be earned and payable on December 20, 2009 equal to 8.0% per annum of the amount by which the aggregate commitments under the Revolving Credit Facility that exist from time to time after September 15, 2009 exceed $250,000, calculated on a daily basis.  Under this provision, the Company currently estimates that the minimum it will be required to pay is $0 and the maximum is $2,630. The Company expects that it will pay no amounts under this provision as it intends to refinance the debt before the payment is due and payable. There can be no assurance that such refinancing will occur.

In addition to any interest that may be payable with respect to amounts advanced by the lenders pursuant to a letter of credit, the Company will be required to pay to the lender(s) issuing letters of credit an issuance fee of 0.125% of the amount of the letters of credit.

Under and subject to the terms of the Revolving Credit Facility, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for working capital and for such other appropriate corporate purposes as may be approved by the lenders. Under the Revolving Credit Facility, each lender is generally obligated to fund only its pro rata portion of each requested loan or advance.  As a result, if any lender refuses, or is unable, to fund its pro rata portion of a requested loan or advance, the Company may be unable to borrow the entire amount of the requested loan or advance despite the fact that if there are defaulting lenders, the Company is permitted to submit additional borrowing requests in an effort to make-up any borrowing shortfall caused by a defaulting lender failing to fund.  In addition, so long as no event of default has occurred and is continuing, pro-rate principal payments shall not be made to any defaulting lender, but instead shall be paid over to the master borrower.  The Revolving Credit Facility also provides for certain burden sharing measures to allocate among the lenders the burdens and risks associated with defaulting lenders in the event there are defaulting lenders.

Approximately 35% of the Company’s collateral assets have been reappraised pursuant to the terms of the waiver letter and the Company and approximately one third of the assets in the borrowing base with a book value in excess of $4,000 that have not yet been re-appraised are currently being re-appraised. The re-appraisals that have been done to date have not had a material impact on the Company’s borrowing base availability, but there can be no assurance that future reappraisals will not reduce borrowing base availability.

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

As security for all obligations of borrowers to lenders under the Revolving Credit Facility, lenders continue to have a first priority mortgage lien on all real estate owned by the Company or any borrower and included in the borrowing base under the Revolving Credit Facility. As further security, pursuant to the Second Amended Credit Facility, the Company has also agreed to grant to the lenders a security interest in and assignment of all future tax refunds and proceeds thereof received or payable to the borrowers or the Company after the closing of the Second Amended Credit Agreement, mortgages in favor of lenders with respect to all real property owned by the borrowers or the Company that is not already subject to a lien in favor of the lenders under the Revolving Credit Facility and a security interest in inter-company debt.  Pursuant to the First Amendment, all such tax refunds must be paid over to the lenders within one business day and will be used to prepay any indebtedness under the Revolving Credit facility.  Orleans Homebuilders, Inc. has guaranteed the obligations of the borrowers to lenders pursuant to a Guaranty executed by Orleans Homebuilders, Inc. on January 26, 2006, amended on September 6, 2007 and amended and restated on September 30, 2008.  Under the Guaranty, Orleans Homebuilders, Inc. granted lenders a security interest in any balance or assets in any deposit or other account that Orleans Homebuilders, Inc. has with any lender. However, the Company and its subsidiaries maintain a majority of the cash, cash equivalents and marketable securities available to them in accounts and as treasury securities outside of the lenders under the Revolving Credit Facility.

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

The Revolving Credit Facility also contains various financial covenants. Among other things, the financial covenants, as amended, require that:

•                  The Company must maintain a minimum consolidated tangible net worth of at least $25,000  (1) reduced by the sum of (a) any impairments or other charges under GAAP on assets in the borrowing base taken by the Company and recorded in respect of the financial quarters ended December 31, 2008 and March 31, 2009, plus (b)  any deferred tax assets valuation allowance reserves recorded in respect of the fiscal quarters ended December 31, 2008 and March 31, 2009, plus (c) any impairments or write-offs relating to tangible assets or pre-acquisition costs not contained in the borrowing base recorded in respect of the fiscal quarters ended December 31, 2008 and March 31, 2009 (provided, however, that the aggregate covenant level reduction pursuant to this clause (1) shall not exceed $15,000), and (2) increased by the sum of (x) any favorable adjustment to the deferred tax asset valuation allowance recorded in respect of the fiscal quarters ended December 31, 2008 and March 31, 2009, plus (y) 50% of positive quarterly net income after March 31, 2008.

•                  The Company must maintain a required liquidity level based on cash plus borrowing base availability of at least $10,000 of cash and cash equivalents (including cash held at a title company) on a consolidated basis at all times, minus the amount by which the then-outstanding principal balance of the Company’s loans plus any swing line loans exceeds the then-current borrowing base availability.

•                  The Company’s minimum cash flow from operations ratio based on cash flow from operations to interest incurred covenant, must exceed 1.25-to-1.00 for the quarter ending December 31, 2008; 0.40-to-1.00 for the quarter ending March 31, 2009; 0.50-to-1.00 for the quarter ending June 30, 2009; and 0.65-to-1.00 for the quarter ending September 30, 2009 and thereafter. Cash flow from operations is calculated based on the last twelve months cash flow from operations, adjusted for interest paid (excluding any amortized deferred financing costs related to all amendments to the Amended Credit Agreement, the Second Amended Credit Agreement and the trust preferred securities and any future amendments to any of the foregoing), amounts from the disposition of model homes that are subject to a sale-leaseback transaction to the extent such amounts are not otherwise included in net cash provided by operating activities, and interest income.

•                  The maximum amount of cash or cash equivalents (excluding cash at title companies) the Company is allowed to maintain for any consecutive five-day period is $15,000.

•                  The Company may purchase improved land (i.e., finished lot takedowns and/or controlled rolling lot options) purchased by the borrowers in the normal course of business, consistent with the projections provided to the Lenders, but otherwise limits the Company’s ability to purchase improved and unimproved land.

At the fiscal quarters ended September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007, March 31, 2008, June 30, 2008 and December 31, 2008, the Company would have been in violation of certain financial covenants in the Amended and Restated Credit Agreement if not for the First Amendment, Second Amendment, Third Amendment, Fourth Amendment, waiver letter, the Second Amended Credit Agreement, the second waiver letter and the First Amendment to the Second Amended Credit Agreement, respectively.

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

As of December 31, 2008, after giving effect to the First Amendment, the Company was in compliance with all of its financial covenants under the Second Amended Credit Agreement, as amended.

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

Cash Flow Statement

Net cash used by operating activities for the six months ended December 31, 2008 was $10,922, compared to net cash provided by operating activities of $42,338 for the six months ended December 31, 2007.  The change was primarily due to a loss in the current fiscal year prior to taking into account non-cash charges as compared to income in the prior fiscal year before non-cash charges.

Net cash used in investing activities for the six months ended December 31, 2008 was $16,373.  This was related to net purchases of short-term marketable securities — primarily treasury bills and treasury notes - during the first six months of fiscal year 2009.  In the six months ended December 31, 2007, the Company proceeds of $11,300 related to the sale of the Western region.

Net cash used in financing activities for the six months ended December 31, 2008 was $34,251, compared to $41,823 for the six months ended December 31, 2007.  Cash used in financing activities primarily relates to net paydowns on our credit facility during the six months ended December 31, 2008 and 2007.

Lot Positions

As of December 31, 2008, we owned or controlled approximately 6,387 building lots.  Included in the aforementioned lots, we had contracted to purchase, or have under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $99,781 that are expected to yield approximately 1,353 building lots.  The table below shows our lots by region:

Region	Lots owned	Percent of lots owned	Lots under options of agreement of sale	Percent of lots controlled	Total lots owned or controlled	Percent of total
Northern	2,645	52.5%	639	47.2%	3,284	51.4%
Southern	1,817	36.1%	456	33.8%	2,273	35.6%
Midwestern	330	6.6%	228	16.9%	558	8.7%
Florida	242	4.8%	30	2.2%	272	4.3%
Total	5,034	100.0%	1,353	100.1%	6,387	100.0%

As noted above in our discussion of our Revolving Credit Facility, pursuant to the terms of the First Amendment to the Second Amended Credit Agreement, we cannot purchase any of real estate with the exception of improved land (i.e. finished lost takedowns and/or controlled rolling lot options) purchased in the normal course of business consistent with the projections provided to our lenders.

Undeveloped Land Acquisitions

In recent years, the process of acquiring desirable undeveloped land has been extremely competitive, particularly in the northern region, mostly due to the lack of available parcels suitable for development.  In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction.  Generally, we structure our land acquisitions so that we have the right to cancel our agreements to purchase undeveloped land by forfeiture of our deposit under the agreement.  Included in the balance sheet captions “Inventory not owned — Variable Interest Entities” and “Land deposits and costs of future development,” at December 31, 2008 we had $9,757 invested in 8 parcels of undeveloped land, of which $3,063 is cash deposits, a portion of which is non-refundable.  At December 31, 2008, overall undeveloped parcels of land under contract had an aggregate purchase price of approximately $44,092 and were expected to yield approximately 659 building lots.

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

At December 31, 2008, we had contracted to purchase or had under option approximately 694 improved building lots, which include lots that were sold, but for accounting purposes are treated as a financing obligation because they are subject to an option agreement, for an aggregate purchase price of approximately $55,689.  At December 31, 2008, we had $1,000 invested, of which $978 is cash deposits, invested in these improved building lots.

Subject to the restrictions in our Revolving Credit Facility, we expect to utilize primarily the Revolving Credit Facility as described above as well as other existing capital resources, to finance the acquisitions of undeveloped land and improved lots described above.  The timing of these acquisitions will depend on market conditions.  We have substantially reduced our land expenditures both to-date and our planned expenditures for the next several quarters to reflect current market conditions.

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

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The staff position amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. This position is effective for financial statements issued for interim periods and fiscal years ending after December 15, 2008.  The adoption of this pronouncement, which is related to disclosure only, did not have a material impact on the Company’s financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

In addition to historical information, this report contains statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by statute.  Generally words such as “may”, “will”, “should”, “could”, “would”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue” and “believe” or the negative of or other variation on these and other similar expressions identify forward-looking statements.  These forward-looking statements including, without limitation, statements with respect to the downturn in the homebuilding industry; changes in consumer confidence and cancellation rates; the Company’s significant level of debt and anticipated defaults under our revolving credit facility; the Company’s intention to refinance its bank debt, anticipated realization of deferred tax assets; anticipated reappraisals of assets in our borrowing base; the substantial elimination of the possibility of certain defaults under the Company’s $75,000 issue of trust preferred securities until at least September 2010; anticipated tax refunds; potential effects of changes in financial and commodity market prices and interest rates; potential liabilities relating to litigation currently pending against us; anticipated delivery of homes in backlog; fluctuations in market conditions; appropriateness of completed home inventory levels; the overall direction of the housing market; expected warranty costs; future land acquisitions; and the availability of sufficient capital for us to meet our operating needs are made only as of the date of this report.  We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.  For additional information on some potential risks, see the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2008.

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

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates.  The Company’s principal market risk exposure continues to be interest rate risk.  A majority of the Company’s debt is variable based on LIBOR, and, therefore, affected by changes in market interest rates.  Based on current operations, an increase or decrease in interest rates of 100 basis points will result in a corresponding increase or decrease interest charges incurred by the Company of approximately $3,654,000 in a fiscal year, a portion of which may be capitalized and included in cost of sales as homes are delivered.

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

PART II. OTHER INFORMATION

ITEM 1A.                    RISK FACTORS

There has been no material changes in our risk factors during the six months ended December 31, 2008.  For additional information regarding risk factors, see our Annual Report on Form 10-K for the year ended June 30, 2008.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 4, 2008, the Company held its Annual Meeting of Stockholders pursuant to a notice dated October 28, 2008.  Definitive proxy materials were filed with the Securities and Exchange Commission prior to the meeting.  A total of 17,692,179 shares were voted at the meeting, constituting 93.9% of the 18,839,141 shares entitled to vote.

Proposal 1.

At the Annual Meeting, the ten nominees (Benjamin D. Goldman, Jerome S. Goodman, Robert N. Goodman, Andrew N. Heine, David Kaplan, Lewis Katz, Jeffrey P. Orleans, Robert M. Segal, John W. Temple and Michael T. Vesey) for election to the Company’s Board of Directors were all elected.

		Shares for Which
	Shares Voted For	Vote was Withheld

Benjamin D. Goldman	17,622,822	69,357

Jerome S. Goodman	17,622,612	69,567

Robert N. Goodman	17,619,182	72,997

Andrew N. Heine	17,621,773	70,406

David Kaplan	17,614,882	77,297

Lewis Katz	17,622,067	70,112

Jeffrey P. Orleans	17,622,668	69,511

Robert M. Segal	17,618,303	73,876

John W. Temple	17,615,287	76,892

Michael T. Vesey	17,619,587	72,592

Proposal 2.

At the Annual Meeting, the stockholders approved increasing the number of shares authorized in the Orleans Homebuilders, Inc. Amended and Restated Stock Award Plan from 400,000 shares to 1,000,000 shares.  The vote was as follows:

For	Against	Abstain	Broker non-votes

15,196,203	186,177	3,803	2,305,996

A plurality of the votes cast was required to elect the directors in proposal 1.  The affirmative vote of the majority of the votes cast was required to pass proposal 2.  Fewer shares were voted on Proposal 2 than on Proposal 1.  “Broker non-votes” accounted for this difference in voted shares, and are not considered “votes cast” for purposes of Section 216 of the Delaware General Corporation Law.  For certain types of “non-routine” proposals, such as Proposal 2, brokers do not have the discretionary authority to vote their clients’ shares, and therefore they must refrain from voting on such proposals in the absence of instructions from their clients.

ITEM 6.                             EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith
10.1	Orleans Homebuilders, Inc. Amended and Restated Stock Award Plan	8-K	12/4/08	10.1
10.2	Amendment to Orleans Homebuilders, Inc. Supplemental Executive Retirement Plan	8-K	12/4/08	10.2
10.3	Amendment to Orleans Homebuilders, Inc. Executive Compensation Deferral Plan	8-K	12/4/08	10.3
10.4	Letter Agreement between Garry P. Herdler and Orleans Homebuilders, Inc., dated December 4, 2008	8-K	12/4/08	10.4
10.5	First Amendment to Employment Agreement between Orleans Homebuilders, Inc. and Garry P. Herdler, dated December 4, 2008	8-K	12/4/08	10.5
10.6	Second Amendment to Employment Contract between Jeffrey P. Orleans and Orleans Homebuilders, Inc., dated December 4, 2008	8-K	12/4/08	10.6
10.7	Form of Non-Qualified Stock Option for Employees	8-K	12/4/08	10.7
10.8	Orleans Homebuilders, Inc. Cash Bonus Plan for Garry P. Herdler				X
10.9	First Amendment to Second Amended and Restated Revolving Credit Loan Agreement and First Amendment to Security Agreement dated as of February 11, 2009, by and among Greenwood Financial, Inc. and certain affiliates, Orleans Homebuilders, Inc., Wachovia Bank, National Association and various other lenders party thereto.	8-K	2/7/09	10.1
31.1	Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.3	Certification of Garry P. Herdler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Jeffrey P. Orleans pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Michael T. Vesey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.3	Certification of Garry P. Herdler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORLEANS HOMEBUILDERS, INC.
(Registrant)

February 17, 2009	Jeffrey P. Orleans
Jeffrey P. Orleans
Chairman of the Board and Chief
Executive Officer
(Principal Executive Officer)

February 17, 2009	Michael T. Vesey
Michael T. Vesey
President and Chief Operating Officer

February 17, 2009	Garry P. Herdler
Garry P. Herdler
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

February 17, 2009	Mark D. Weaver
Mark D. Weaver
Vice President and
Corporate Controller
(Principal Accounting Officer)

EXHIBIT INDEX

10.8	Orleans Homebuilders, Inc. Cash Bonus Plan for Garry P. Herdler
31.1	Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Garry P. Herdler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Jeffrey P. Orleans pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Michael T. Vesey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Garry P. Herdler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.