Form 10-Q
period 2009-03-31
ORLEANS HOMEBUILDERS INC
filed 2009-05-15
CIK 38570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (§ 229.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock, par value $0.10 per share, outstanding as of
May 15, 2009:   19,089,141

(excluding 98,990 shares held in Treasury).

ORLEANS HOMEBUILDERS, INC. AND SUBSIDIARIES

Orleans Homebuilders, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(dollars in thousands, except per share amounts)

	March 31,	June 30,
	2009	2008
Assets
Cash and cash equivalents	$13,260	$72,341
Restricted cash - due from title company	4,764	19,269
Restricted cash - customer deposits	6,350	8,264
Marketable securities	497	—
Real estate held for development and sale:
Residential properties completed or under construction	177,057	193,257
Land held for development or sale and improvements	335,386	359,555
Inventory not owned - variable interest entities	10,666	13,050
Inventory not owned - other financial interests	12,287	12,171
Property and equipment, at cost, less accumulated depreciation	762	1,491
Goodwill	—	4,180
Receivables, deferred charges and other assets	20,183	22,154
Land deposits and costs of future development	10,251	10,380
Total Assets	$591,463	$716,112

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$31,176	$44,916
Accrued expenses	37,664	51,768
Deferred revenue	200	274
Customer deposits	8,600	11,856
Obligations related to inventory not owned - variable interest entities	10,234	10,875
Obligations related to inventory not owned - other financial interests	12,187	12,071
Mortgage and other note obligations	355,066	396,133
Subordinated notes	105,000	105,000
Other notes payable	—	718
Total Liabilities	560,127	633,611

Commitments and contingencies (See note 14)

Shareholders’ Equity:
Common stock, $0.10 par, 23,000,000 shares authorized, 19,188,131 and 18,938,131 shares issued at March 31, 2009 and June 30, 2008, respectively	1,919	1,894
Capital in excess of par value - common stock	76,545	75,204
Accumulated other comprehensive loss	(821)	(816)
(Accumulated deficit) retained earnings	(45,053)	7,473
Treasury stock, at cost (98,990 shares held at March 31, 2009 and June 30, 2008)	(1,254)	(1,254)
Total Shareholders’ Equity	31,336	82,501

Total Liabilities and Shareholders’ Equity	$591,463	$716,112

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Earned revenue
Residential properties	$64,347	$109,018	$240,702	$372,865
Land sales	—	1,912	58	11,322
Other income	2,347	2,364	6,483	6,926
	66,694	113,294	247,243	391,113
Costs and expenses
Residential properties	62,558	110,908	237,513	361,286
Land sales	—	1,635	26	47,677
Other	1,551	1,566	5,191	5,001
Selling, general and administrative	11,479	19,309	44,178	62,172
Impairment of goodwill	—	—	4,180	—
Interest:
Incurred	9,942	9,724	31,948	35,428
Less capitalized	(7,987)	(9,724)	(27,110)	(35,428)
	77,543	133,418	295,926	476,136

Loss from continuing operations before income taxes	(10,849)	(20,124)	(48,683)	(85,023)
Income tax expense	4,120	26,987	3,843	2,458

Loss from continuing operations	(14,969)	(47,111)	(52,526)	(87,481)

Discontinued operations:
Loss from discontinued operations, net of taxes	—	(8,634)	—	(21,704)

Net loss	$(14,969)	$(55,745)	$(52,526)	$(109,185)

Basic loss per share
Continuing operations	$(0.81)	$(2.54)	$(2.84)	$(4.73)
Discontinued operations	$—	$(0.47)	$—	$(1.17)
Loss per share	$(0.81)	$(3.01)	$(2.84)	$(5.90)

Diluted loss per share
Continuing operations	$(0.81)	$(2.54)	$(2.84)	$(4.73)
Discontinued operations	$—	$(0.47)	$—	$(1.17)
Loss per share	$(0.81)	$(3.01)	$(2.84)	$(5.90)

Dividends declared per share	$—	$0.02	$—	$0.06

Basic weighted average shares outstanding	18,555	18,520	18,525	18,508

Diluted weighted average shares outstanding	18,555	18,520	18,525	18,508

See accompanying notes which are an integral part of the consolidated financial statements.

Orleans Homebuilders, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

And Total Comprehensive Loss

(Unaudited)

(dollars in thousands)

	Nine months ended
	March 31, 2009
	Shares	Amount
Common Stock
Beginning balance	18,938,131	$1,894
Restricted stock award	250,000	25
Ending balance	19,188,131	$1,919

Additional Paid in Capital
Beginning balance		$75,204
Fair market value of stock options issued		996
Shares awarded under Stock award plan		370
Restricted stock award		(25)
Ending balance		$76,545

(Accumulated Deficit) Retained Earnings
Beginning balance		$7,473
Net loss		(52,526)
Ending balance		$(45,053)

Accumulated Other Comprehensive Loss
Beginning balance		$(816)
Net unrealized loss on investments		(5)
Ending balance		$(821)

Treasury Stock
Beginning and ending balance	98,990	$(1,254)

Total Comprehensive Loss
Net loss		$(52,526)
Unrealized loss on investments		(5)
Total Comprehensive Loss		$(52,531)

See accompanying notes, which are an integral part of the consolidated financial statements

Orleans Homebuilders, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(dollars in thousands)

	Nine months ended
	March 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(52,526)	$(109,185)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	5,022	3,465
Gain on sale of fixed assets	(916)	(173)
Gain on sale of marketable securities	(30)	—
Write-off of real estate held for development and sale	21,097	96,158
Write-off of land deposits and costs of future development	1,880	931
Write-off of goodwill	4,180	—
Deferred taxes	—	23,480
Stock based compensation expense	1,414	1,739
Changes in operating assets and liabilities:		—
Restricted cash - due from title company	14,505	16,227
Restricted cash - customer deposits	1,914	1,155
Real estate held for development and sale	19,630	(1,698)
Receivables, deferred charges and other assets	922	1,869
Land deposits and costs of future developments	532	(11,198)
Accounts payable and other liabilities	(27,962)	40,961
Customer deposits	(3,256)	(51)
Net cash (used in) provided by operating activities	(13,594)	63,680

Cash flows from investing activities:
Purchases of marketable securities	(34,021)	—
Sales and maturities of marketable securities	33,549	—
Purchases of property and equipment	(5)	(372)
Proceeds from sale of fixed assets	1,013	537
Proceeds from disposition of business	—	11,300
Net cash provided by investing activities	536	11,465

Cash flows from financing activities:
Borrowings from loans collateralized by real estate assets	123,141	57,000
Repayment of loans collateralized by real estate assets	(165,603)	(120,000)
Repayment of other note obligations	(718)	(53)
Financing costs of long-term debt	(2,303)	(4,524)
Liability associated with other financial interests	—	12,565
Payments on liabilities associated with other financial interests	(540)	—
Proceeds from stock options exercised	—	58
Common stock cash dividends paid	—	(1,115)
Net cash used in financing activities	(46,023)	(56,069)

Net (decrease) increase in cash and cash equivalents	(59,081)	19,076
Cash and cash equivalents at beginning of period	72,341	19,991
Cash and cash equivalents at end of period	$13,260	$39,067

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

Interim Financial Information

These condensed financial statements have been prepared in accordance with the rules of the Securities and Exchange Commission for interim financial statements and do not include all annual disclosures required by accounting principles generally accepted in the United States.  These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K/A for the fiscal year ended June 30, 2008.  The June 30, 2008, amounts were derived from the Company’s audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The condensed financial information as of March 31, 2009, and for the three and nine months ended March 31, 2009 and 2008, is unaudited, but in the opinion of management includes all adjustments, consisting of normal recurring accruals, that management considers necessary for a fair presentation of the Company’s consolidated results of operations, financial position and cash flows.  Results for the three and nine months ended March 31, 2009, are not necessarily indicative of results to be expected for the full fiscal year 2009 or any other future periods.

During the third quarter of fiscal year 2009, the Company recognized additional tax expense of $3,794 reflecting the impact of cumulative out of period adjustments.  This error was related to an overstatement of tax refunds due the Company reflected in the income tax receivable account in the amount of $2,347, coupled with an overstatement of federal tax benefits in the amount of $1,447 related to a state tax liability.  These error corrections had the effect of increasing income tax expense and reducing net income by $3,794.  The Company concluded that this adjustment was not material to the consolidated financial statements for any prior period or to the third quarter of fiscal year 2009.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings.  SFAS No. 159 was effective July 1, 2008.  The Company did not adopt the fair value option.

Certain prior year amounts have been reclassified to conform to the fiscal year 2009 presentation, with no effect on previously reported net loss or shareholders’ equity.

2.              RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS No. 160 is effective for the Company’s fiscal year ending June 30, 2010.  The Company is evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS No. 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  SFAS No. 141(R) is effective for the Company’s fiscal year ending June 30, 2010.  The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its consolidated financial statements.

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

In December 2008, the FASB issued FSP SFAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  This statement provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans.  This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009.  Accordingly, the Company will adopt FSP SFAS 132R-1 in fiscal year 2010.  The Company is currently evaluating the disclosure impact of adopting this FSP on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, (FSP SFAS 141R-1).  This FSP amends and clarifies SFAS No. 141(R), to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS No. 5, “Accounting for Contingencies”, to determine whether the contingency should be recognized at the acquisition date or after it.  FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008.  Accordingly, the Company will adopt FSP SFAS 141R-1 in fiscal year 2010.  The Company does not expect the adoption of FSP SFAS 141R-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosure about fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.   The Company is currently evaluating the disclosure impact of adopting this pronouncement on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP changes existing guidance for determining whether an impairment of debt securities is other than temporary.  The FSP requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income.  This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value.  If these conditions are not met, the noncredit loss must also be recognized in earnings.  When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income.  FSP SFAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

3.              CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of cash on hand, demand deposits and money market funds at March 31, 2009 and June 30, 2008.

4.              MARKETABLE SECURITIES

In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, securities are classified into three categories: held-to-maturity, available-for-sale and trading.  The Company’s marketable securities consist of United States Treasury securities classified as available-for-sale securities.  Accordingly, they are carried at fair value in accordance with SFAS No. 115.  Further, according to SFAS No. 115 the unrealized holding gains and losses for available-for-sales securities are excluded from earnings and reported, net of deferred income taxes, in accumulated other comprehensive loss, unless the loss is classified as other than a temporary decline in market value.  At March 31, 2009, the amortized cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type and class of security were as follows:

	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Treasury securities - with maturities of less than one year at time of purchase	$502	$—	$(5)	$497

The treasury bills and treasury notes described above have maturities that range from three months to six months at time of purchase.

5.              RESIDENTIAL PROPERTIES COMPLETED OR UNDER CONSTRUCTION

Residential properties completed or under construction consist of the following:

	March 31,	June 30,
	2009	2008
Under contract for sale	$94,031	$109,980
Unsold	83,026	83,277
Total residential property completed or under construction	$177,057	$193,257

6.              MORTGAGE AND OTHER NOTE OBLIGATIONS AND SUBORDINATED NOTES

The $355,066 outstanding balance in mortgage and other note obligations at March 31, 2009, consists of $354,879 outstanding under the Revolving Credit Facility, which is discussed below, and $187 under mortgage obligations collateralized by land held for development and sale and improvements.  The average daily balance of the Revolving Credit Facility during the nine months ended March 31, 2009, was $372,744.

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

Waiver Letter

Absent the waiver letter described below, the Company would have continued to be in default of its obligation to, on or before January 23, 2009, make a principal repayment in an amount necessary to reduce the outstanding principal balance of the loans to the borrowing base availability (the “Repayment Covenant”).  While the Company made certain principal payments, the failure to make the repayment in full within the proscribed period constituted an event of default under the Second Amended Credit Agreement, of which the Company provided notice to the Lenders.  In addition, Wachovia Bank, N.A. (“Wachovia”) asserted that the borrowers breached the liquidity covenant in the Second Amended Credit Agreement (the “Liquidity Covenant”) for the quarter ended December 31, 2008.  The Company disagrees with Wachovia’s assertion that the borrowers breached the Liquidity Covenant and notified Wachovia of their disagreement.

The waiver letter temporarily waived compliance with the Repayment Covenant and the Liquidity Covenant generally from December 31, 2008 through and including February 6, 2009, unless another event of default occurred.  With the termination of waiver period without the First Amendment described below having been entered into, the failure of the borrowers to have complied with the Repayment Covenant on or before that date, the borrowers were again in breach of the Repayment Covenant and, to the extent there had been a breach of the Liquidity Covenant as asserted by Wachovia (an assertion with which the Company disagrees), the borrowers were also in breach of that covenant.  Any such breaches were, however, cured by the First Amendment described below.

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

•                  In the event there is one or more defaulting lenders, so long as there is no event of default that has occurred and is continuing, pro-rata principal payments shall not be made to such defaulting lender, but instead shall be paid over to the master borrower.

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

•                  The Company’s ability to purchase up to $8,000 of unimproved real estate is no longer available; however, the Company’s ability to acquire lots through option take-downs remains unchanged.  The provision specifically allowing the Company to make new joint venture investments up to certain specified amounts was also eliminated.

•                  The interest rate was increased by 25 basis points, to the one month LIBOR interest rate plus 5.25%.

•                  Generally, the ability to obtain letters of credit for general working capital or corporate purposes and the ability to obtain letters of credit in connection with projects outside the borrowing base were eliminated (provided, however, that existing letters of credit can be renewed, subject to the other terms of the Loan Agreement).

•                  Provisions were added providing that no letter of credit will be issued or renewed and that no tri-party agreement will be executed or maintained while any lender is a defaulting lender, except if the borrowers have delivered to the agent cash collateral equal to the defaulting lenders’ pro rata share of the letter of credit or tri-party agreement.  The cash collateral is to be used to reimburse lenders in the event of draws under letters of credit or tri-party agreements.

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

Terms of the Revolving Credit Facility:

The borrowing limit under the Revolving Credit Facility is $405,000, except that the amount of the Revolving Credit Facility will be reduced to $375,000 beginning July 16, 2009, unless otherwise permanently reduced to an amount less than or equal to $375,000, as a result of certain required prepayments. The total amount of loans and advances outstanding at any time under the Revolving Credit Facility may not exceed the lesser of the then-current borrowing base availability or the revolving sublimit as defined in the Revolving Credit Facility. The borrowing base availability is based on the lesser of the appraised value or cost of real estate owned by the Company that has been admitted to the borrowing base and is subject to various limitations and qualifications set forth in the Revolving Credit Agreement.

From October 1, 2008 to February 10, 2009, borrowings and advances under the Revolving Credit Facility bore interest on a per annum basis equal to the LIBOR Market Index Rate plus 500 basis points.  Beginning on February 11, 2009, the interest rate increased to the LIBOR Market Index Rate plus 525 basis points.  Prior to October 1, 2008, the applicable spread had been 400 basis points. During the term of the Revolving Credit Facility, interest is payable monthly in arrears.  At March 31, 2009, the interest rate was 5.76%, which included a 525 basis point spread.  LIBOR Market Index Rate is defined by the Revolving Credit Facility as one-month LIBOR for dollar deposits as it may be adjusted pursuant to the terms of the Revolving Credit Facility to account for any applicable Federal Reserve euro currency reserve requirements or similar governmental requirements.

A fee will be earned and payable on September 15, 2009 equal to 8.0% per annum, calculated on a daily basis, of the difference between $250,000 and the aggregate level of the lenders’ lending commitments under the Revolving Credit Facility as they exist from time to time between September 30, 2008 and the earlier of September 15, 2009 and the date the commitments are permanently reduced to $250,000; however this fee will be reduced by 80% if the aggregate level of commitments on or before September 15, 2009 have been permanently reduced to $250,000 or less. Under this provision, the Company currently estimates that the minimum it will be required to pay is $0 and the maximum is $9,150. The Company expects that it will pay no amounts under this provision as it intends to refinance or otherwise modify the debt before the payment is due and payable. There can be no assurance that such refinancing will occur or will occur on terms favorable to the Company.  In addition, if all indebtedness under the Revolving Credit Facility is not fully repaid by December 20, 2009, a separate fee will be earned and payable on December 20, 2009 equal to 8.0% per annum of the amount by which the aggregate commitments under the Revolving Credit Facility that exist from time to time after September 15, 2009 exceed $250,000, calculated on a daily basis.  Under this provision, the Company currently estimates that the minimum it will be required to pay is $0 and the maximum is $2,630. The Company expects that it will pay no amounts under this provision as it intends to refinance the debt before the payment is due and payable. There can be no assurance that such refinancing or modification will occur or will occur on terms favorable to the Company.

In addition to any interest that may be payable with respect to amounts advanced by the lenders pursuant to a letter of credit, the Company will be required to pay to the lender(s) issuing letters of credit an issuance fee of 0.125% of the amount of the letters of credit.

Under and subject to the terms of the Revolving Credit Facility, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for working capital and for such other appropriate corporate purposes as may be approved by the lenders. Under the Revolving Credit Facility, each lender is generally obligated to fund only its pro rata portion of each requested loan or advance.  As a result, if any lender refuses, or is unable, to fund its pro rata portion of a requested loan or advance, the borrowers may be unable to borrow the entire amount of the requested loan or advance despite the fact that if there are defaulting lenders, the borrowers are permitted to submit additional borrowing requests in an effort to make-up any borrowing shortfall caused by a defaulting lender failing to fund.  In addition, so long as no event of default has occurred and is continuing, pro-rata principal payments shall not be made to any defaulting lender, but instead shall be paid over to the master borrower.  The Revolving Credit Facility also provides for certain burden sharing measures to allocate among the lenders the burdens and risks associated with defaulting lenders in the event there are defaulting lenders.

Approximately 35% of the borrowers’ borrowing base assets have been reappraised pursuant to the terms of the waiver letter and approximately one third of the total assets in the borrowing base with a book value in excess of $4,000 that were not previously reappraised, have just been reappraised, are currently being reappraised, or are anticipated to be reappraised during the next quarter. The reappraisals that have been done to date have not had a material impact on the Company’s borrowing base availability, but there can be no assurance that future reappraisals will not reduce borrowing base availability.

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

As security for all obligations of borrowers to lenders under the Revolving Credit Facility, lenders continue to have a first priority mortgage lien on all real estate owned by the Company or any borrower and included in the borrowing base under the Revolving Credit Facility. As further security, pursuant to the Second Amended Credit Facility, the Company has also agreed to grant to the lenders (i) a security interest in and assignment of all future tax refunds and proceeds thereof received or payable to the borrowers or the Company after the closing of the Second Amended Credit Agreement, (ii) mortgages in favor of lenders with respect to all real property owned by the borrowers or the Company that is not already subject to a lien in favor of the lenders under the Revolving Credit Facility and, (iii) a security interest in inter-company debt.  Pursuant to the First Amendment, all such tax refunds must be paid over to the lenders within one business day and will be used to prepay any indebtedness under the Revolving Credit facility.  Orleans Homebuilders, Inc. has guaranteed the obligations of the borrowers to lenders pursuant to a Guaranty executed by Orleans Homebuilders, Inc. on January 26, 2006, amended on September 6, 2007 and amended and restated on September 30, 2008.  Under the Guaranty, Orleans Homebuilders, Inc. granted lenders a security interest in any balance or assets in any deposit or other account that Orleans Homebuilders, Inc. has with any lender. However, the Company and its subsidiaries maintain a majority of the cash, cash equivalents and marketable securities available to them in accounts and as treasury securities outside of the lenders under the Revolving Credit Facility.

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

The Revolving Credit Facility also contains various financial covenants. Among other things, the financial covenants, as amended, require that:

•      Subject to a five day cure period, The Company must maintain a minimum consolidated tangible net worth of at least $25,000  (1) reduced by the sum of (a) any impairments or other charges under GAAP on assets in the borrowing base taken by the Company and recorded in respect of the financial quarters ended December 31, 2008 and March 31, 2009, plus (b)  any deferred tax assets valuation allowance reserves recorded in respect of the fiscal quarters ended December 31, 2008 and March 31, 2009, plus (c) any impairments or write-offs relating to tangible assets or pre-acquisition costs not contained in the borrowing base recorded in respect of the fiscal quarters ended December 31, 2008 and March 31, 2009 (provided, however, that the aggregate covenant level reduction pursuant to this clause (1) shall not exceed $15,000), and (2) increased by the sum of (x) any favorable adjustment to the deferred tax asset valuation allowance recorded in respect of the fiscal quarters ended December 31, 2008 and March 31, 2009, plus (y) 50% of positive quarterly net income after March 31, 2008.

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

At the fiscal quarters ended September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007, March 31, 2008, June 30, 2008 and December 31, 2008, the Company would have been in violation of certain financial covenants in the Amended and Restated Credit Agreement if not for the first, second, third and fourth amendments to and waiver letter with respect to the Amended and Restated Credit Agreement, the Second Amended Credit Agreement, the waiver letter and the First Amendment to the Second Amended Credit Agreement, respectively.

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

Upon the occurrence and continuation of an event of default, after completion of any applicable grace or cure period, lenders may demand immediate payment in full of all indebtedness outstanding under the Revolving Credit Facility, terminate their obligations to make any loans or advances or issue any letter of credit, set off and apply any and all deposits held by any lender for the credit or account of any borrower and foreclose upon any collateral.  In addition, upon the occurrence of certain events of bankruptcy or other insolvency events with respect to any borrower or the Company, all indebtedness outstanding under the Revolving Credit Facility shall be immediately due and payable without any act or action by lenders. A default under the Company’s Revolving Credit Facility could also prevent the Company from making required payments under the Company’s trust preferred securities, which would cause a default under those securities.

The Revolving Credit Facility currently provides for certain adjustments to the manner in which borrowing base availability is to be calculated to take effect with respect to borrowing base certificates delivered on or after July 31, 2009 which will have the effect of reducing borrowing base availability.  In addition, a portion of the Company’s borrowing base assets are currently subject to reappraisal by the Company’s lenders.  As a result, the Company may need to obtain an amendment to its Revolving Credit Facility providing additional liquidity on or before August 15, 2009.  If the Company is unable to obtain such an amendment, the Company’s future borrowings may exceed the then available borrowing base.  Under such circumstances, absent a wavier or an amendment from its lenders, the Company could be in default under its Revolving Credit Facility and, as a result, its debt could become due which would have a material adverse effect on the Company’s financial position and results of operations.

As of March 31, 2009, the Company was in compliance with all of its financial covenants under the Second Amended Credit Agreement, as amended.

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

The trust’s preferred and common securities require quarterly distributions of interest by the trust to the holders of the trust securities at a fixed interest rate equal to 8.61% per annum through January 30, 2016 and, after January 30, 2016, at a variable interest rate (reset quarterly) equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 360 basis points (“Regular Interest Rate”).  Since the Company failed to meet both the debt service ratio and minimum tangible net worth requirement set forth in the August 13, 2007 supplemental indenture as of the end of a fiscal quarter for at least three of the last four consecutive fiscal quarters ended on June 30, 2008, the applicable rate of interest was increased by 300 basis points (“Adjusted Interest Rate”). The Company began accruing for this increased interest rate on July 31, 2008, which was paid to holders for the first time with the coupon payable on October 31, 2008. The interest rate will return to the regularly applicable rate once the Company is in compliance with the debt service ratio and minimum tangible net worth requirements as of the end of any fiscal quarter.  The terms of the trust securities are governed by an Amended and Restated Trust Agreement, dated November 23, 2005, among OHI Financing, Inc., (“OHI Financing”) as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as the Delaware trustee, and the administrative trustees named therein.

The trust used the proceeds from the sale of the trust’s securities to purchase $77,320 in aggregate principal amount of unsecured junior subordinated notes due January 30, 2036 issued by OHI Financing, which includes $2,300 of inter-company issuances. The junior subordinated notes were issued pursuant to a Junior Subordinated Indenture, dated November 23, 2005, as amended by a Supplemental Indenture dated August 13, 2007, collectively referred to herein as the “Indenture,” among OHI Financing, as issuer, and JPMorgan Chase Bank, National Association, as trustee. The terms of the junior subordinated notes are substantially the same as the terms of the trust’s preferred securities. The interest payments on the junior subordinated notes paid by OHI Financing will be used by the trust to pay the quarterly distributions to the holders of the trust’s preferred and common securities. Pursuant to the parent guarantee agreement dated November 23, 2005 by and between the Company and JPMorgan Chase Bank, National Association, as trustee, the Company has unconditionally guaranteed OHI Financing payment and other obligations under the indenture and the junior subordinated notes. The Company used the proceeds from the issuance and sale of the trust preferred securities and the subsequent purchase of the junior subordinated notes to partially repay indebtedness.

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

Under the Indenture, OHI Financing will generally have to make eight consecutive Adjusted Interest Rate coupon payments (other than the eight consecutive Adjusted Interest Rate coupon payments that could be made on each of the coupon payment dates from October 30, 2008 to and including July 30, 2010) to cause an event of default under the Indenture (or in some cases six consecutive coupon payments). More specifically, the Indenture provides that the earliest an event of default could occur as a result of the payment of the Adjusted Interest Rate is (i) upon the payment of the Adjusted Interest Rate coupon for October 30, 2010, if applicable, provided there have been eight prior consecutive Adjusted Interest Rate coupons paid by OHI Financing; (ii) on either the fiscal quarter ended March 31, 2010 or the fiscal year ended June 30, 2010, if at either date both the trailing twelve months’ interest coverage ratio is less than 1.25 to 1, and OHI Financing has made the six prior consecutive Adjusted Interest Rate coupon payments; or (iii) on the fiscal quarter ended September 30, 2010, if at such time both the trailing twelve months’ interest coverage ratio is less than 1.75 to 1, and OHI Financing has made the eight prior consecutive Adjusted Interest Rate coupon payments.  If the interest coverage ratio test and the minimum consolidated tangible net worth test are both met, OHI Financing would make the payment of the Regular Interest Rate for the next coupon, and the Adjusted Interest Rate test “resets” requiring OHI Financing to make eight (or in some instances six) new consecutive coupon payments at the Adjusted Interest Rate before triggering an event of default. The interest coverage ratio and minimum consolidated tangible net worth measure are not traditional financial maintenance covenants; they are only utilized in determining if the Adjusted Interest Rate or the Regular Interest Rate is applicable.

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

•      default in the performance, or breach, of any covenant or warranty made by OHI Financing in the indenture and the continuance of the default or breach for a period of 30 days after written notice to OHI Financing;

•      non-payment of any distribution on the trust’s securities when it becomes due and payable, and continuance of the default for a period of 30 days;

•      non-payment of the redemption price of any trust’s security when it becomes due and payable;

•      default in the performance, or breach, in any material respect of any covenant or warranty of any of the trustees in the Trust Agreement, which default or breach continues for a period of 30 days after written notice to the trustees and OHI Financing;

•      default in the performance, or breach (which default or breach must be material in certain cases), of any covenant or warranty made by OHI Financing. In the purchase agreement pursuant to which the trust securities and the junior subordinated notes were sold and purchased and the continuation of such default or breach for a period of 30 days after written notice to OHI Financing;

•      bankruptcy, insolvency or liquidation of the property trustee, if a successor property trustee has not been appointed within 90 days thereafter;

•      the bankruptcy or insolvency of OHI Financing; or

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

On approximately July 30, 2009, pursuant to the terms of the first amendment to the $75,000 issue of trust preferred securities, the Company is generally required to provide a $2,500 increase in the reserve fund for the benefit of holders of the trust preferred securities by posting a letter of credit with the trustee.  The Company currently anticipates posting such letter of credit as is permitted under the existing terms of the credit facility, provided the Company has sufficient liquidity to do so at such time.  If posted, this letter of credit will reduce our liquidity otherwise determined at that time by $2,500.

7.              ASSET IMPAIRMENTS — REAL ESTATE HELD FOR DEVELOPMENT AND SALE

The Company accounts for its real estate held for development and sale in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable.  Recoverability of real estate held for development and sale is measured by comparing the carrying value to the future undiscounted net cash flows expected to be generated by the asset.  The impairment loss is the difference between the book value of the assets and the discounted future cash flows generated from expected revenue of the assets, less the associated cost to complete and direct costs to sell.  Estimated cash flows are discounted at a rate commensurate with the inherent risk of the assets and cash flows, which approximates fair value.  The estimates used in the determination of the estimated cash flows and fair value of the asset are based on factors known to the Company at the time such estimates are made and the Company’s expectations of future operations.  These estimates of cash flows are significantly impacted by estimates of the amounts and timing of revenues and costs and other factors, which, in turn, are impacted by local market economic conditions and the actions of competitors.  Should the estimates or expectations used in determining estimated cash flows or fair value decrease or differ from current estimates in the future, we may be required to recognize additional impairments related to these assets or other assets.

As of March 31, 2009, there were a number of parcels which were tested for impairment as a trigger was identified.  Some of these parcels included those that had previously been impaired.  In some cases, the undiscounted cash flow analysis prepared by management did not indicate an impairment.  However, these cash flows are subject to significant estimates and assumptions made by management.  In some cases, the results of whether an impairment is indicated from the undiscounted cash flow analysis is highly sensitive to changes in assumptions.  These parcels could suffer impairment in the future, and such impairment amounts could be material to the Company’s results of operations and financial position.  In conducting the review for indicators of impairment on a community level, the Company evaluates, among other things, the margins on homes that have been delivered, margins under sales contracts in backlog, projected margins with regard to future home sales over the life of the community, and the fair value of the land itself.  Inventory impairments are recorded in residential properties cost and expenses.

When impairment is indicated, the Company estimates the fair value of inventory under SFAS No. 144 based on current market conditions and current assumptions made by management, which may differ materially from actual results if market conditions change.  For example, further market deterioration may lead the Company to incur additional impairment charges on previously impaired inventory, as well as on inventory not currently impaired.

In determining the recoverability of the carrying value of the assets in a community that the Company has evaluated as requiring a test for impairment, significant quantitative and qualitative assumptions are made relative to the future home sales prices, sales incentives, direct and indirect costs (including interest expected to be capitalized) of home construction and land development and the pace of new home orders. In addition, these assumptions are dependent on the specific market conditions and competitive factors for the community being tested.  The Company’s estimates are made using information available at the date of the recoverability test.  However, as facts and circumstances may change in future reporting periods, the estimates of recoverability are subject to change.  For example, in certain communities, in response to current market conditions, we have introduced new smaller-value oriented product and we have also seen a shift in mix to our multi-family townhome products as well as lower priced single family communities.  When impairment is indicated, the Company estimates the fair value of its communities using a discounted cash flow model.  The determination of fair value also requires discounting the estimated cash flows at a rate commensurate with the inherent risks associated with the assets and related estimated cash flow streams.

The following table represents inventory impairments by region for continuing operations for the three and nine months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009		2008
	Communities	Impairment	Communities	Impairment
Northern	8	$2,618	3	$3,776
Southern	—	—	6	3,150
Midwestern	1	133	7	6,451
Florida	2	258	3	1,890
Total	11	$3,009	19	$15,267

	Nine months ended March 31,
	2009		2008
		Impairment	Communities	Impairment
Northern	19	$13,522	9	$10,142
Southern	8	2,695	9	8,350
Midwestern	3	4,040	8	16,119
Florida	3	840	4	4,285
Total	33	$21,097	30	$38,896

During the nine months ended March 31, 2008, the Company specifically identified parcels of land to sell and negotiated contracts with potential buyers.  Prior to the closing of the land sale transactions, the Company recorded asset impairments on the land to be sold of $36,556 for the nine months ended March 31, 2008.  The Company’s midwestern region recorded impairments of $23,163 related to the sale of two parcels.  The Company’s Florida region recorded impairments of $8,385 related to the sale of four parcels.  The Company’s southern region recorded impairments of $5,008 related to the sale of two parcels.

Additionally, the Company recorded an impairment charge of $20,706 related to the sale of its land position in the western region in the nine months ended March 31, 2008.  This impairment charge is included in loss from discontinued operations.

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

During the three months ended March 31, 2009 and 2008, the Company recognized $313 and $535, respectively, of stock based compensation expense related to stock options.

During the nine months ended March 31, 2009 and 2008, the Company recognized $972 and $1,501, respectively, of stock based compensation expense related to stock options.

The following summarizes stock option activity for the Company’s stock option plans during the nine months ended March 31, 2009:

		Weighted
	Number	Average
	of Options	Exercise Price
Outstanding, beginning of period	752,500	$9.01
Granted	250,000	2.20
Exercised	—	—
Outstanding, end of period	1,002,500	$7.32
Exercisable, end of period	314,500	$11.00

There were no options exercisable at March 31, 2009 that had a strike price below the market value of the underlying shares of stock.

During the nine months ended March 31, 2009, the Company granted options to acquire 250,000 shares.  During the nine months ended March 31, 2008, the Company granted options to acquire 180,000 shares.  In addition, during the nine months ended March 31, 2008, options to acquire 240,000 shares at $15.60 were repriced to $4.65.

There were no option or other grants made under the 2004 Stock Incentive Plan for the three months ended March 31, 2009 and 2008.

No options were exercised during the three and nine months ended March 31, 2009.  During the three and nine months ended March 31, 2008, 47,500 options were exercised.

The following table summarizes information about the Company’s stock options at March 31, 2009:

			Options Outstanding			Options Exercisable
				Weighted			Weighted
				Average	Weighted		Average	Weighted
			Outstanding at	Remaining	Average	Exercisable at	Remaining	Average
Range of			March 31,	Contractual	Exercise	March 31,	Contractual	Exercise
Exercise Prices			2009	Life	Price	2009	Life	Price
$ 2.20	-	$ 2.20	250,000	9.7	$2.20	—	N/A	N/A
4.03	-	4.85	445,000	8.7	4.41	132,000	8.7	4.48
10.64	-	10.64	30,000	4.3	10.64	30,000	4.3	10.64
15.63	-	15.63	250,000	7.2	15.63	125,000	7.2	15.63
21.60	-	21.60	27,500	5.4	21.60	27,500	5.4	21.60
			1,002,500	8.4	$7.32	314,500	7.4	$11.00

The aggregate intrinsic value as of March 31, 2009 for outstanding stock options and for stock options that were exercisable was $48 and $0, respectively.

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

As of March 31, 2009, there was a total of $1,449 of unrecognized compensation expense related to time based non-vested stock options.  That cost is expected to be recognized over a weighted average period of 3.1 years.

Stock Award Plans

In October 2003, the Board of Directors adopted the Orleans Homebuilders, Inc. Stock Award Plan (the “Stock Award Plan”), which provided for the grant of stock awards of up to an aggregate of 400,000 shares of the Company’s common stock.  On October 17, 2008, the Board of Directors approved an increase in the number of shares authorized for issuance under the Stock Award Plan from 400,000 shares to 1,000,000 shares, which was approved by stockholders at the Company’s Annual Meeting on December 4, 2008.  The Stock Award Plan allows for the payment of all or a portion of the incentive compensation awarded under the Company’s bonus compensation plans to be paid by means of a transfer of shares of common stock as well as other grants.  The plan has a ten year life and is open to all employees of the Company and its subsidiaries.  The value of time based restricted stock awards are determined by their intrinsic value (as if the underlying shares were vested and issued) on the grant date.  There were no shares of stock awarded during the three months ended March 31, 2009 and 2008.  During the nine months ended March 31, 2009 and 2008, the company awarded 250,000 and 240,000 shares of restricted stock to an executive officer.  The restricted stock awarded during the nine months ended March 31, 2009 was issued under of the 2004 Stock Incentive Plan.  At March 31, 2009, the Company had awarded 395,904 shares of common stock under the Stock Award Plan and had 604,096 shares of the common stock available to issue under the Stock Award Plan.

During the three months ended March 31, 2009 and 2008, the Company recognized $121 and $89, respectively, of stock based compensation expense related to stock awards.

During the nine months ended March 31, 2009 and 2008, the Company recognized $417 and $282, respectively, of stock based compensation expense related to stock awards.

As of March 31, 2009, there was a total of $5,068 of unrecognized compensation expense related to time based non-vested restricted stock awards.  That cost is expected to be recognized over a weighted average period of 5.1 years.

Cash Bonus Plan

On December 4, 2008, the Company’s Compensation Committee adopted a cash bonus plan for an executive officer (the “Plan”).  The Plan provides for a cash bonus of $375 to be paid to the executive officer in the event the Company achieves certain performance targets as determined by the Compensation Committee, which may generally include targets relating to: (i) capital structure initiatives; (ii) refinancing the Company’s outstanding debt (such as by the issuance of new debt, equity or equity-linked securities by the Company or a joint venture in which the Company is a participant); or (iii) the Company entering into a new or modified credit facility (such as a modified credit facility extending the maturity date of the Company’s revolving credit facility).  The maximum amount payable pursuant to the Plan is $750, provided the Company achieves at least two of such performance targets.  In the event the executive officer is awarded a cash bonus pursuant to the Plan, he will be given the option of using up to 50% of that cash bonus at the time of the award to purchase restricted shares of the Company’s stock at a purchase price of $2.75 per share (or up to 136,363 shares of fully vested common stock will be issued to the executive officer if all awards are earned under the Plan and the executive officer elects to have all such awards payable in Company common stock).  The Company is accounting for the Plan as a combination award in accordance with SFAS No. 123(R).  Based on Company estimates, the Company accrued $375 during the period of December 2008 through March 2009; is accruing $375 during the period of December 2008 through September 2009; and is expensing $60 relating to the option to purchase restricted shares during the period of December 2009 through September 2009.  During the three and nine months ended March 31, 2009, the Company recognized $412 and $549 of compensation expense related to the Plan.  To date, no payments have been made under the Plan.

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

The Company recognized the following costs related to the SERP for the three and nine months ended March 31, 2009 and 2008:

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Net periodic pension cost:
Service cost	$130	$153	$389	$459
Interest cost	85	84	255	254
Amortization of prior service cost	105	104	314	311
Amortization of actuarial gain	(67)	(46)	(203)	(138)
Total net periodic pension cost	$253	$295	$755	$886

Assumptions used for determining net periodic pension costs:

Discount rate	6.10%	6.10%	6.10%	6.10%
Salary scale	4.00%	4.00%	4.00%	4.00%

10.       LOSS PER SHARE

The weighted average number of shares used to compute basic loss per common share and diluted loss per common share and a reconciliation of the numerator and denominator used in the computation for the three and nine months ended March 31, 2009 and 2008 are shown in the following table:

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Numerator:
Loss from continuing operations for basic and diluted EPS	$(14,969)	$(47,111)	$(52,526)	$(87,481)

Denominator
Weighted average common shares outstanding (in thousands)	18,555	18,520	18,525	18,508

Basic and diluted loss per common share from continuing operations	$(0.81)	$(2.54)	$(2.84)	$(4.73)

Assumed shares (in thousands) under the treasury stock method for stock options of 0 and 58 for the three months ended March 31, 2009 and 2008, respectively, and 0 and 74 for the nine months ended March 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because the impact was anti-dilutive for those periods.

11.       INCOME TAXES

The Company had income tax expense from continuing operations for the nine months ended March 31, 2009 of $3,843 as compared to $2,458 for the nine months ended March 31, 2008.  These amounts represent effective tax rates for the nine months ended March 31, 2009 and 2008 of (7.9)% and (2.9)%, respectively.  The significant changes in the Company’s effective tax rate resulted primarily from the recording of a correction to the accrued income tax account in the amount of $2,347, as well as a $20,360 net valuation reserve in the first nine months of fiscal year 2009 as compared with the initial establishment of a valuation reserve in the nine months ended March 31, 2008 in the amount of $43,544.  The $20,360 net valuation reserve includes a correction related to the impact of a federal tax benefit in the amount of $1,447, related to a state liability recorded prior to the Company establishing a valuation reserve in the third quarter of fiscal year 2008, for which the Company did not take taking a valuation reserve until the third quarter of fiscal year 2009.  SFAS No. 109 — “Accounting for Income Taxes” (“SFAS No. 109”) requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  SFAS No. 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.

During the third quarter of fiscal year 2009, the Company recognized additional tax expense of $3,794 reflecting the impact of cumulative out of period adjustments.  This error was related to an overstatement of tax refunds due the Company reflected in the income tax receivable account in the amount of $2,347, coupled with an overstatement of federal tax benefits in the amount of $1,447 related to a state tax liability.  These error corrections had the effect of increasing income tax expense and reducing net income by $3,794.  The Company concluded that this adjustment was not material to the consolidated financial statements for any prior period or to the third quarter of fiscal year 2009.

At March 31, 2009 and June 30, 2008, the Company had net deferred income tax assets of $74,002 and $53,642, respectively, offset by full valuation allowances of $74,002 and $53,642, respectively.

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

As the western region represented a component of the Company’s business, the consolidated financial statements have been reclassified for all periods presented to present this business as discontinued operations.  Summarized financial information for the western region is set forth below:

	Three months	Nine months
	ended	ended
	March 31,	March 31,
	2008	2008
Operating loss	$(130)	$(21,704)
Tax expense	8,504	—
Net loss from discontinued operations	$(8,634)	$(21,704)

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

•               Chicago, Illinois

        Florida region:

•               Orlando, Florida

During the fiscal year ended June 30, 2008, the Company exited from the Phoenix, Arizona market.  See note 12, Discontinued Operations.

The Company’s evaluation of segment performance is based on (loss) income from continuing operations before taxes.  During fiscal year 2008, the allocation of corporate and unallocated (loss) income from continuing operations before taxes to the segments was a fixed amount, which left a portion of the loss unallocated.  During fiscal year 2009, corporate (loss) income from continuing operations is fully allocated to the segments based on budgeted revenue.  The fiscal year 2009 allocation includes the Company’s mortgage brokerage and property management subsidiaries.  Below is a summary of revenue and (loss) income from continuing operations before taxes for each reportable segment for the three and nine months ended March 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Total Revenue
Northern	$31,451	$51,923	$111,553	$158,200
Southern	27,505	47,940	99,099	159,045
Midwestern	5,739	6,623	26,427	36,742
Florida	769	5,156	5,198	30,111
Corporate and unallocated(1)	1,230	1,652	4,966	7,015
Consolidated Total	$66,694	$113,294	$247,243	$391,113

(Loss) Income from Continuing Operations Before Taxes
Northern	$(5,358)	$(4,576)	$(19,246)	$(15,668)
Southern	(4,619)	(3,796)	(19,801)	(14,307)
Midwestern	(182)	(8,419)	(7,350)	(45,810)
Florida	(690)	(2,783)	(2,286)	(16,771)
Corporate and unallocated	—	(550)	—	7,533
Consolidated Total	$(10,849)	$(20,124)	$(48,683)	$(85,023)

(1) Corporate and unallocated includes the revenue of the Company’s mortgage brokerage and property management.

14.       COMMITMENTS AND CONTINGENCIES

At March 31, 2009, the Company had outstanding bank letters of credit, surety bonds and financial security agreements amounting to $91,093 as collateral for completion of improvements at various developments of the Company.

As of March 31, 2009, the Company owned or controlled approximately 5,893 building lots.  As part of the aforementioned building lots, the Company has contracted to purchase, or had under option, undeveloped land and improved lots for an aggregate purchase price of $85,743, which are expected to yield approximately 1,020 building lots.  Generally, the Company structures its land acquisitions so that it has the right to cancel its agreements to purchase undeveloped land and improved lots by forfeiture of its deposit under the agreement.  Furthermore, purchase of the properties is usually contingent upon obtaining all governmental approvals and satisfaction of certain requirements by the Company and the sellers.

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

Generally, the Company provides all of its homebuyers with a limited one year warranty as to workmanship. Under certain circumstances, this warranty may be extended to two years. In practice, the Company may extend this warranty period with the ultimate goal of satisfying the customer. In addition, the Company enrolls all of its homes in a limited warranty program with a third party provider (with the premium paid for this program included in the individual unit budgets described above). This limited warranty program generally covers certain defects for periods of one to two years and major structural defects for up to ten years, with actual costs incurred being paid for by the third party provider.

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

	Nine months ended
	March 31,
	2009	2008
Balance at beginning of period	$3,353	$2,908
Warranty costs accrued	1,150	2,024
Actual warranty costs incurred	(1,851)	(2,154)
Balance at end of period	$2,652	$2,778

On approximately July 30, 2009, pursuant to the terms of the first amendment to the $75,000 issue of trust preferred securities, the Company is generally required to provide a $2,500 increase in the reserve fund for the benefit of holders of the trust preferred securities by posting a letter of credit with the trustee.  The Company currently anticipates posting such letter of credit as is permitted under the existing terms of the credit facility, provided the Company has sufficient liquidity to do so at such time.  If posted, this letter of credit will reduce our liquidity otherwise determined at that time by $2,500.

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

Level 1	Fair value determined based on quoted prices in active markets for identical assets.

Level 2	Fair value determined using significant other observable inputs.

Level 3	Fair values determined using significant unobservable inputs.

The Company’s financial instruments measured at fair value on a recurring basis are summarized below:

		Fair Value at
Financial Instruments	Fair Value Hierarchy	March 31, 2009
Marketable securities	Level 1	$497

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

16.       GOODWILL

During the nine months ended March 31, 2009, the Company recorded an impairment charge related to the goodwill that arose from the Company’s Parker & Lancaster Corporation acquisition.  This assessment was performed in accordance with SFAS No. 142.  Management evaluated the recoverability of the goodwill by comparing the carrying value of the Company’s southern reporting unit to its fair value.  Fair value was determined based on the discounted future cash flows.  These cash flows are significantly impacted by estimates related to current and future economic conditions, including absorption rates and margins reflective of slowing demand, as well as anticipated future demand and timing thereof.  The amounts included in the discounted cash flow analysis are based on management’s best estimate of future results.  This estimate considered increased risk and uncertainty associated with current market and economic conditions as reflected within the discount rate used to present value future cash flows and lower expected pricing over the projection period due to decreased consumer demand in the near term over the projection period.  The deteriorating market conditions in the Southern Region in which Parker & Lancaster operates were the result of continued economic turmoil, uncertainty in the credit and financial markets, decreased consumer demand and increased mortgage underwriting standards.  Discount rates were based on the Company’s weighted average cost of capital adjusted for the aforementioned business risks.  The amount of the goodwill impairment was $4,180 and was recorded in the Company’s southern reporting segment.  As a result of this impairment charge, the Company has no goodwill on its Consolidated Balance Sheet at March 31, 2009.  No impairment charge related to goodwill was taken during the three and nine months ended March 31, 2008.

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

At March 31, 2009, the Company consolidated three VIEs as a result of its options to purchase land or lots from the selling entities.  The Company paid cash of $412 and issued letters of credit of $100 to these VIEs and incurred additional pre-acquisition costs totaling $21.  The Company’s deposits and any costs incurred prior to acquisition of the land or lots represent the Company’s maximum exposure to loss.  The fair value of the VIEs inventory, determined as of the date of consolidation, is reported as “Inventory not owned—Variable Interest Entities.”  The Company recorded $10,666 in Inventory Not Owned—Variable Interest Entities as of March 31, 2009.  The fair value of the property to be acquired less cash deposits and pre-acquisition costs, which totaled $10,234 at March 31, 2009, was reported on the balance sheet as “Obligations related to inventory not owned—Variable Interest Entities.” Creditors, if any, of these VIEs have no recourse against the Company.

The Company will continue to secure land and lots using options.  Excluding the deposits and other costs capitalized in connection with the VIEs discussed in the prior paragraph, the Company had total costs incurred to acquire land and lots at March 31, 2009 of approximately $10,251, including $3,631 of cash deposits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Dollars in thousands, except per share data)

Orleans Homebuilders, Inc., a Delaware corporation, and its subsidiaries (collectively, the “Company”, “OHB”, “Orleans”, “we”, “us” or “our”) market, develop and build high-quality, single-family homes, townhomes and condominiums to serve various types of homebuyers, including move-up, luxury, empty nester, active adult, and first-time homebuyers. The Company believes this broad range of home designs gives it flexibility to address economic and demographic trends within its markets.  The Company has been in operation since 1918 and is currently engaged in residential real estate development in eight states in the following 11 markets: Southeastern Pennsylvania; Central New Jersey; Southern New Jersey; Orange County, New York; Charlotte, Raleigh and Greensboro, North Carolina; Richmond and Tidewater, Virginia; Chicago, Illinois; and Orlando, Florida.  The Company’s Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina.  On December 31, 2007, the Company committed to exiting the Phoenix, Arizona market and, in connection with that decision, on that date disposed of its entire land position and its related work-in-process homes in Phoenix, which constituted substantially all of its assets in the western region.  The Consolidated Financial Statements have been reclassified for all prior periods presented to reflect this business as a discontinued operation.  See Note 12, Discontinued Operations.

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

Results of Operations

New Orders, Residential Revenues and Backlog:

Since the latter part of fiscal 2006, we and the entire housing industry have faced several significant challenges in the housing and mortgage markets as a whole.  The U.S. economy is currently in a recession and national housing starts are at a five decade low.  Additionally and notwithstanding continued challenges for housing, the capital markets have improved during and subsequent to the quarter end and there has been some positive news and outlooks from the still challenged financial services industry. Although the homebuilding market remains challenging and order activity remains at relatively low levels, there have been some early signs of improvement that provide a basis for cautious optimism.  We experienced a 56% sequential net new order increase in the third quarter of fiscal year 2009 compared to the second quarter of fiscal year 2009, notwithstanding that third quarter net new orders decreased 47% year-over-year.  While this improvement in sequential net orders is consistent with the typical seasonality in our industry, they were substantially better than the improvement that we experienced in the same period of the prior fiscal year (6% sequential net new order increase in third quarter versus second quarter during fiscal 2008).  Despite these signs, we remain cautious, as we cannot be certain that the worst of the housing downturn is behind us, or that a real and sustained recovery in the economic and housing environment will not still be delayed for some time.  Elevated unemployment rates, home foreclosures and the impact on consumer confidence remains a concern, as do the tighter credit markets, notwithstanding the improvement in homeowner affordability from home price declines, and lower current mortgage rates and government homebuyer incentives.  We continue to respond to the current market conditions by attempting to drive absorption through the use of sales incentives, reevaluating our individual land holdings, reducing our land expenditures, attempting to monitor and control community spec unit levels and emphasizing operational cost reductions to adjust for lower levels of production.  Further decreases in demand for our homes or additional focus on cash flow may require us to further increase the use of sales incentives and to take other steps to reduce cash expenditures and operating expenses.

For the tables below setting forth certain details as to residential sales activities, the information is provided for the three and nine months ended March 31, 2009 and 2008 in the case of residential revenue earned and new orders, and as of March 31, 2009 and 2008 in the case of backlog.  We consider a sales contract or a potential sale to be classified as a new order and, therefore, become a part of backlog, at the time a homebuyer executes a contract to purchase a home from the Company.  Sales contracts are usually accompanied by a sales deposit.  In some instances, purchasers are permitted to cancel sales contracts if they are unable to close on the sale of their existing home, fail to qualify for financing or under certain other circumstances.

	Three months ended March 31,
	2009	2008	Change	% Change

New orders
Dollars	$64,202	$121,170	$(56,968)	(47.0)%
Units	168	266	(98)	(36.8)%
Average sales price	$382	$456	$(74)	(16.2)%

Residential revenue earned
Dollars	$64,347	$109,018	$(44,671)	(41.0)%
Units	163	243	(80)	(32.9)%
Average sales price	$395	$449	$(54)	(12.0)%

	Nine months ended March 31,
	2009	2008	Change	% Change

New orders
Dollars	$159,066	$368,433	$(209,367)	(56.8)%
Units	416	853	(437)	(51.2)%
Average sales price	$382	$432	$(50)	(11.6)%

Residential revenue earned
Dollars	$240,702	$372,865	$(132,163)	(35.4)%
Units	562	829	(267)	(32.2)%
Average sales price	$428	$450	$(22)	(4.9)%

	As of March 31,
	2009	2008	Change	% Change

Backlog
Dollars	$156,673	$313,481	$(156,808)	(50.0)%
Units	340	633	(293)	(46.3)%
Average sales price	$461	$495	$(34)	(6.9)%

New orders for the three months ended March 31, 2009 decreased $56,968, or 47.0%, to $64,202 on 168 homes, compared to $121,170 on 266 homes for the three months ended March 31, 2008.  The average price per home decreased by approximately 16.2% to $382 for the three months ended March 31, 2009 compared to $456 for the three months ended March 31, 2008.

New orders for the nine months ended March 31, 2009 decreased $209,367, or 56.8%, to $159,066 on 416 homes, compared to $368,433 on 853 homes for the nine months ended March 31, 2008.  The average price per home decreased by approximately 11.6% to $382 for the nine months ended March 31, 2009 compared to $432 for the nine months ended March 31, 2008.

The decrease in new orders for the three and nine months ended March 31, 2009 was attributable to the continued deterioration in the overall housing and mortgage markets during the period, significant turmoil in the capital markets, weaker employment statistics and decreased consumer confidence.  The decrease in the average sales price on new orders generally represents a response to the deterioration in market conditions by us in an effort to increase absorption through the use of marketing incentives, price reductions and changes to our product mix toward smaller-value oriented product..

Residential revenues earned for the three months ended March 31, 2009 decreased $44,671, or 41.0%, to $64,347 on 163 homes, compared to $109,018 on 243 homes for the three months ended March 31, 2008.  The average price per home decreased by approximately 12.0% to $395 for the three months ended March 31, 2009 compared to $449 for the three months ended March 31, 2008.

Residential revenues earned for the nine months ended March 31, 2009 decreased $132,163, or 35.4%, to $240,702 on 562 homes, compared to $372,865 on 829 homes for the nine months ended March 31, 2008.  The average price per home decreased by approximately 4.9% to $428 for the nine months ended March 31, 2009 compared to $450 for the nine months ended March 31, 2008.

The decrease in residential revenues earned for the three and nine months ended March 31, 2009 was also primarily attributable to the continued deterioration in the overall housing and mortgage markets during the period, significant turmoil in the capital markets, weaker employment statistics and decreased consumer confidence.

Changes in backlog are the net result of changes in net new orders and residential revenues earned.

Cancellation rates for the three and nine months ended March 31, 2009 were 26.6% and 31.0%, respectively of new orders compared to 31.3% and 26.2% for the three and nine months ended March 31, 2008, respectively.  Cancellations declined from 303 in the nine months ended March 31, 2008 to 187 in the nine months ended March 31, 2009.

Northern Region:

	Three months ended March 31,
	2009	2008	Change	% Change

New orders
Dollars	$35,542	$48,478	$(12,936)	(26.7)%
Units	90	100	(10)	(10.0)%
Average sales price	$395	$485	$(90)	(18.6)%

Residential revenue earned
Dollars	$30,383	$49,761	$(19,378)	(38.9)%
Units	74	102	(28)	(27.5)%
Average sales price	$411	$488	$(77)	(15.8)%

	Nine months ended March 31,
	2009	2008	Change	% Change

New orders
Dollars	$77,501	$147,950	$(70,449)	(47.6)%
Units	186	322	(136)	(42.2)%
Average sales price	$417	$459	$(42)	(9.2)%

Residential revenue earned
Dollars	$110,210	$157,811	$(47,601)	(30.2)%
Units	244	325	(81)	(24.9)%
Average sales price	$452	$486	$(34)	(7.0)%

	As of March 31,
	2009	2008	Change	% Change

Backlog
Dollars	$77,109	$134,774	$(57,665)	(42.8)%
Units	152	252	(100)	(39.7)%
Average sales price	$507	$535	$(28)	(5.2)%

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

The decrease in new orders for the northern region noted above for the three and nine months ended March 31, 2009, was the result of a large decrease in the number of units sold, coupled with a slight decline in the average sales price.  The decrease in the number of units was primarily the result of deteriorating market conditions.  The decrease in residential revenue earned for the three and nine months ended March 31, 2009, was also the result of both decreases in the units sold and the average sale price.  In response to these market conditions, we have introduced new smaller-value oriented product in the region and we have also seen a shift in mix to our multi-family townhome products as well as lower priced single family communities.

Southern Region:

	Three months ended March 31,
	2009	2008	Change	% Change

New orders
Dollars	$22,804	$59,124	$(36,320)	(61.4)%
Units	62	127	(65)	(51.2)%
Average sales price	$368	$466	$(98)	(21.0)%

Residential revenue earned
Dollars	$27,471	$47,715	$(20,244)	(42.4)%
Units	72	104	(32)	(30.8)%
Average sales price	$382	$459	$(77)	(16.8)%

	Nine months ended March 31,
	2009	2008	Change	% Change

New orders
Dollars	$58,501	$167,889	$(109,388)	(65.2)%
Units	165	367	(202)	(55.0)%
Average sales price	$355	$457	$(102)	(22.3)%

Residential revenue earned
Dollars	$98,976	$157,915	$(58,939)	(37.3)%
Units	236	331	(95)	(28.7)%
Average sales price	$419	$477	$(58)	(12.2)%

	As of March 31,
	2009	2008	Change	% Change

Backlog
Dollars	$63,284	$140,502	$(77,218)	(55.0)%
Units	145	279	(134)	(48.0)%
Average sales price	$436	$504	$(68)	(13.5)%

Our southern region is comprised of our Charlotte, Raleigh and Greensboro, North Carolina and the Richmond and Tidewater, Virginia markets.  The Charlotte, North Carolina market also includes operations in adjacent counties in South Carolina.  The Company in its southern region currently builds homes targeted toward move-up and luxury homebuyers.

The decrease in new orders for the three and nine months ended March 31, 2009, compared to the three and nine months ended March 31, 2008, was the result of significant decreases in both the number of units sold and the average price per unit.  The decrease in residential revenues earned for the three and nine months ended March 31, 2009, compared to the three and nine months ended March 31, 2008, was also due to significant decreases in the number of units sold and the average sale price per unit.  The decrease in average sales price has been particularly significant in our Richmond market, where in prior years we were primarily selling luxury product.  The decrease in the number of units sold has also been significant in Richmond, as well as our Charlotte market.

Midwestern Region:

	Three months ended March 31,
	2009	2008	Change	% Change

New orders
Dollars	$5,435	$12,704	$(7,269)	(57.2)%
Units	14	34	(20)	(58.8)%
Average sales price	$388	$374	$14	3.7%

Residential revenue earned
Dollars	$5,738	$6,501	$(763)	(11.7)%
Units	13	17	(4)	(23.5)%
Average sales price	$441	$382	$59	15.4%

	Nine months ended March 31,
	2009	2008	Change	% Change

New orders
Dollars	$20,362	$39,672	$(19,310)	(48.7)%
Units	52	107	(55)	(51.4)%
Average sales price	$392	$371	$21	5.7%

Residential revenue earned
Dollars	$26,414	$35,062	$(8,648)	(24.7)%
Units	61	79	(18)	(22.8)%
Average sales price	$433	$444	$(11)	(2.5)%

	As of March 31,
	2009	2008	Change	% Change

Backlog
Dollars	$15,032	$32,542	$(17,510)	(53.8)%
Units	39	83	(44)	(53.0)%
Average sales price	$385	$392	$(7)	(1.8)%

In our midwestern region, we have operations in the Chicago area.  In our midwestern region we currently build homes primarily targeted toward the move-up homebuyer.

During the three and nine months ended March 31, 2009, both new order dollars and the number of units sold decreased as compared to the same periods in the prior year.  This decrease was primarily the result of the deteriorating economic and market conditions noted above.  Average sales price for both new orders and residential revenue was up during the three months ended March 31, 2009.   For the nine months ended March 31, 2009, average sale price was up slightly for new orders and down slightly for residential revenue.

Florida Region:

	Three months ended March 31,
	2009	2008	Change	% Change

New orders
Dollars	$421	$864	$(443)	(51.3)%
Units	2	5	(3)	(60.0)%
Average sales price	$211	$173	$38	22.0%

Residential revenue earned
Dollars	$755	$5,041	$(4,286)	(85.0)%
Units	4	20	(16)	(80.0)%
Average sales price	$189	$252	$(63)	(25.0)%

	Nine months ended March 31,
	2009	2008	Change	% Change

New orders
Dollars	$2,702	$12,922	$(10,220)	(79.1)%
Units	13	57	(44)	(77.2)%
Average sales price	$208	$227	$(19)	(8.4)%

Residential revenue earned
Dollars	$5,102	$22,077	$(16,975)	(76.9)%
Units	21	94	(73)	(77.7)%
Average sales price	$243	$235	$8	3.4%

	As of March 31,
	2009	2008	Change	% Change

Backlog
Dollars	$1,248	$5,663	$(4,415)	(78.0)%
Units	4	19	(15)	(78.9)%
Average sales price	$312	$298	$14	4.7%

The above table reflects results from our Florida region for the three and nine months ended March 31, 2009 and 2008.  In the Florida region, we have operations in the Orlando market.  The nine months ended March 31, 2008, also reflects results from the Palm Bay market from which we substantially exited during the first quarter of fiscal 2008 and the Palm Coast market from which we substantially exited during the second quarter of fiscal 2008.  The Company in the Florida region currently builds homes primarily targeted toward first-time, move-up and entry level homebuyers.

The decrease in new orders for the three and nine months ended March 31, 2009, as compared to the three and nine months ended March 31, 2008, was primarily the result of the continued deterioration of market conditions in this region.  New orders were also negatively impacted by our exit from the Palm Bay and Palm Coast markets, as noted above.  The decline in residential revenue earned was also the result of the overall decline in market conditions, as well as our exit from the Palm Bay and Palm Coast markets, as noted above.

Costs and Expenses:

Residential Properties:

	Three months ended March 31,
	2009	2008	Change	% Change

Residential Properties
Earned revenue	$64,347	$109,018	$(44,671)	(41.0)%
Cost of residential properties	62,558	110,908	(48,350)	(43.6)%
Gross profit margin	$1,789	$(1,890)	$3,679	(194.7)%
Gross profit margin %	2.8%	(1.7)%

	Nine months ended March 31,
	2009	2008	Change	% Change

Residential Properties
Earned revenue	$240,702	$372,865	$(132,163)	(35.4)%
Cost of residential properties	237,513	361,286	(123,773)	(34.3)%
Gross profit margin	$3,189	$11,579	$(8,390)	(72.5)%
Gross profit margin %	1.3%	3.1%

The costs of residential properties for the three and nine months ended March 31, 2009, compared to the three and nine months ended March 31, 2008 decreased primarily as a result of decreased residential revenue earned.  Impairments of residential property in the amount of $3,009 and $15,267 were recorded in the three months ended March 31, 2009 and 2008, respectively.  Impairments of residential property in the amount of $21,097 and $38,896 were recorded in the nine months ended March 31, 2009 and 2008, respectively.  Gross profit percentage for the three and nine months ended March 31, 2009 was 2.8% and 1.3%, as compared to (1.7)% and 3.1% for the three and nine months ended March 31, 2008.  Without recording the impairments, the gross profit percentage would have been 7.5% and 10.1% for the three and nine months ended March 31, 2009, as compared to 12.3% and 13.5% for the three and nine months ended March 31, 2008.

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

We capitalize interest costs to inventory during development and construction.  Capitalized interest is charged to cost of sales as the related inventory is delivered to the buyer.  Historically, our inventory eligible for interest capitalization exceeded our debt levels.  As a result of our reduction of inventories in recent quarters the Company’s active inventory has been lower than its debt level; therefore, a portion of the interest incurred during those periods was expensed directly to interest expense.  As all interest incurred is ultimately expensed, this occurrence only accelerated the expense recognition of the interest incurred during the period.  Interest included in the costs and expenses of residential properties and land sold for the three months ended March 31, 2009 and March 31, 2008 was $3,831 and $7,817, respectively. Interest included in the costs and expenses of residential properties and land sold for the nine months ended March 31, 2009 and March 31, 2008 was $12,510 and $16,740, respectively.  Interest charged directly to interest expense during the three and nine months ended March 31, 2009 was $1,955 and $4,838, respectively.  Included in interest expense during the three and nine months ended March 31, 2009, was the write-off of debt acquisition costs in the amount of $274 and $1,058.  These charges were recognized due to the decreases in borrowing capacity as a result of both the September 30, 2008 and February 11, 2009 amendments to the Revolving Credit Facility.  There was no interest charged directly to interest expense during the three and nine months ended March 31, 2008.

Selling, General and Administrative:

	Three months ended March 31,
	2009	2008	Change	% Change

Selling, General and Administrative
Selling and advertising	$4,065	$6,629	$(2,564)	(38.7)%
Commissions	2,549	4,181	(1,632)	(39.0)%
General and administrative	4,865	8,499	(3,634)	(42.8)%
Total	$11,479	$19,309	$(7,830)	(40.6)%

	Nine months ended March 31,
	2009	2008	Change	% Change

Selling, General and Administrative
Selling and advertising	$13,863	$21,303	$(7,440)	(34.9)%
Commissions	9,643	14,102	(4,459)	(31.6)%
General and administrative	20,672	26,767	(6,095)	(22.8)%
Total	$44,178	$62,172	$(17,994)	(28.9)%

Selling and advertising costs include amortization of deferred marketing costs and other selling costs.  These costs decreased primarily as a result of reduced headcount reductions that took place during the first nine months of fiscal year 2009.  During this time, the Company has had three headcount reductions, which have reduced the total number of employees at the Company from 544 at June 30, 2008 to 368 at March 31, 2009, a reduction of 32%.  From June 30, 2006 to March 31, 2009, headcount has been reduced from 988 to 368, a reduction of 63%.  Since the end of the third quarter of fiscal year 2009, the Company has had an additional headcount reduction.  As of April 30, 2009, the Company had 338 employees, which is a 38% reduction since June 30, 2008.

The decrease in commission expense is primarily attributable to the decrease in residential revenues as noted above.  Commission expense as a percentage of residential revenue increased to 4.0% and 4.0% for the three and nine months ended March 31, 2009 from 3.8% and 3.8% for the three and nine months ended March 31, 2008.  The increased rate was due to increased incentives to the Company’s sales force.

The decrease in general and administrative costs was due to the aforementioned headcount reductions.  Write-offs of abandoned projects and other pre-acquisition costs were $82 and $1,880 for the three and nine months ended March 31, 2009 as compared to $69 and $931 for the three and nine months ended March 31, 2008.

Land Sales and Other Income:

	Three months ended March 31,
	2009	2008	Change

Land sales
Earned revenue	$—	$1,912	$(1,912)
Costs and expenses	—	1,635	(1,635)
Gross profit (loss)	$—	$277	$(277)

Other income (expense)
Other income	$2,347	$2,364	$(17)
Other expense	$1,551	$1,566	$(15)

	Nine months ended March 31,
	2009	2008	Change

Land sales
Earned revenue	$58	$11,322	$(11,264)
Costs and expenses	26	47,677	(47,651)
Gross profit (loss)	$32	$(36,355)	$36,387

Other income (expense)
Other income	$6,483	$6,926	$(443)
Other expense	$5,191	$5,001	$190

The Company had land sales revenue of $0 and $58 during the three and nine months ended March 31, 2009, respectively as compared to $1,912 and $11,322 during the three and nine month ended March 31, 2008, respectively.  During the nine months ended March 31, 2008, the Company received proceeds on the sale of land of $36,047.  Of the $36,047 received during this period, $11,322 was recognized as land sales revenue; $11,300 related to proceeds in the Company’s western region and was included in discontinued operations; and $13,425 related to two parcels of land that were sold and subsequently subject to an option agreement.  Due to the federal income tax losses recorded by the Company related to these transactions, the Company received approximately $34,000 of federal income tax refunds as a result of these transactions and other operations for its taxation year ended December 31, 2007.

Prior to the completion of the land sales discussed above, we recorded asset impairments on the land to be sold.  The total impairment charge related to these land sales were $36,556 for the nine months ended March 31, 2008.  These asset impairment losses are included in the costs of land sales.

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

Income Taxes and Loss from Continuing Operations:

	Three months ended March 31,
	2009	2008	Change

Pre-tax loss from continuing operations	$(10,849)	$(20,124)	$9,275
Income tax benefit	4,120	26,987	(22,867)
Loss from continuing operations, net of tax	$(14,969)	$(47,111)	$32,142

	Nine months ended March 31,
	2009	2008	Change

Pre-tax loss from continuing operations	$(48,683)	$(85,023)	$36,340
Income tax benefit	3,843	2,458	1,385
Loss from continuing operations, net of tax	$(52,526)	$(87,481)	$34,955

The Company had income tax expense from continuing operations for the nine months ended March 31, 2009 of $3,843 as compared to $2,458 for the nine months ended March 31, 2008.  These amounts represent effective tax rates for the nine months ended March 31, 2009 and 2008 of (7.9)% and (2.9)%, respectively.  The significant changes in the Company’s effective tax rate resulted primarily from the recording of a correction to the accrued income tax account in the amount of $2,347, as well as a $20,360 net valuation reserve in the first nine months of fiscal year 2009 as compared with the initial establishment of a valuation reserve in the nine months ended March 31, 2008 in the amount of $43,544.  The $20,360 net valuation reserve includes a correction related to the impact of a federal tax benefit in the amount of $1,447, related to a state liability recorded prior to the Company establishing a valuation reserve in the third quarter of fiscal year 2008, for which the Company did not take taking a valuation reserve until the third quarter of fiscal year 2009.  SFAS No. 109 — “Accounting for Income Taxes” (“SFAS No. 109”) requires that companies assess whether a valuation allowance should be established based on the consideration of all available evidence using a “more likely than not” standard.  In making such judgments, significant weight is given to evidence that can be objectively verified.  SFAS No. 109 provides that a cumulative loss in recent years is significant negative evidence in considering whether deferred tax assets are realizable and also restricts the amount of reliance on projections of future taxable income to support the recovery of deferred tax assets.  The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Changes in existing tax laws could also affect actual tax results and the valuation of deferred tax assets over time.

During the third quarter of fiscal year 2009, the Company recognized additional tax expense of $3,794 reflecting the impact of cumulative out of period adjustments.  This error was related to an overstatement of tax refunds due the Company reflected in the income tax receivable account in the amount of $2,347, coupled with an overstatement of federal tax benefits in the amount of $1,447 related to a state tax liability.  These error corrections had the effect of increasing income tax expense and reducing net income by $3,794.  The Company concluded that this adjustment was not material to the consolidated financial statements for any prior period or to the third quarter of fiscal year 2009.

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

Loss from discontinued operations was $8,634 and $21,704, or a loss of $0.47 per share and $1.17 per share for the three and nine months ended March 31, 2008, respectively.  See Note 12 to our consolidated financial statements in Item 1 of this Part 1.

Liquidity and Capital Resources

On an ongoing basis, we require capital for expenditures to develop land, to construct homes, to fund related carrying costs and overhead and to fund various advertising and marketing programs to facilitate sales.  These expenditures include site preparation, roads, water and sewer lines, impact fees and earthwork, as well as the construction costs of the homes and amenities.

As of March 31, 2009, we had $27,331 of borrowing capacity under our secured Revolving Credit Facility discussed below, subject to borrowing base availability.  At March 31, 2009, we had borrowings in excess of net borrowing base availability of $2,754.  The negative borrowing base availability at that time was repaid in full on a timely basis after March 31, 2009 and did not have any adverse impact on the Company.  As of March 31, 2009, the Company’s liquidity (as described in the table below) was approximately $15,767.  As of April 30, 2009, the Company estimates that its liquidity was approximately $18,100, an increase of approximately $2,333 since March 31, 2009.  The Company holds, and it currently anticipates continuing to hold, the majority of the aggregate of cash and cash equivalents and marketable securities in short-term U.S. Treasury bills for capital preservation.  At March 31, 2009, the 30-day LIBOR rate of interest was 0.51%.

During the nine months ended March 31, 2009, our liquidity decreased by $55,432 as shown in the table below:

	March 31,	June 30,
	2009	2008
Cash and cash equivalents	$13,260	$72,341
Restricted cash - due from title companies	4,764	19,269
Marketable securities	497	—
Net borrowing base availability	(2,754)	(20,411)
Liquidity	$15,767	$71,199

The decrease in liquidity was primarily due to cash used for operations, lower year-over-year backlog and decreased year-over-year net new orders, which have the impact of reducing our gross borrowing base, and inventory impairments during the nine months ended March 31, 2009, which decreased our borrowing base availability.  These items decreasing our liquidity were partially offset by adjustments for certain category reductions made in the calculation of the borrowing base pursuant to the First Amendment to the Second Amended Credit Agreement, discussed below, a planned increase in our accounts payable aging, and decreases in acquisitions of land.

Our sources of capital include, but are not limited to, funds derived from operations, sales of various land assets, reductions in speculative inventory levels through completed home deliveries and reductions in new speculative unit starts, borrowings under our Revolving Credit Facility, the issuance of debt or equity securities or other possible recapitalization transactions.  Our short-term and long-term liquidity depend primarily upon the net cash recovery of our land investment upon completed home deliveries, working capital management (cash, accounts receivable, inventory of units under construction, accounts payable and other liabilities), bank borrowings, land related expenditures, net new orders and deliveries.  In an effort to increase liquidity, we may pursue sales of parcels of land, model homes and other assets, amendments to our Revolving Credit Facility, or we may pursue sales of debt or equity securities or other recapitalization transactions, or seek other external sources of funds.  However, we can offer no assurances as to whether or when such transactions will occur or whether the transactions will be on terms advantageous to us.

As the downturn in the housing industry has continued, we have reduced the size of our business operations through lot count reductions for both owned and controlled lots, the abandonment or renegotiation of land option contracts, the reduction in the total number of existing speculative units, the sale of certain model homes, limited construction of new speculative units in order to maintain reasonable speculative unit levels relative to lower new orders, and actively shifted our speculative unit mix wherever possible to price and products that are in better relative demand today.  We have also significantly reduced our land expenditures and land expenditure budgets, including, given the more recent market conditions experienced since the fall of 2008, significantly reducing these expenditures for the balance of the fiscal year in order to minimize the impacts of lower net new orders on cash flow generated.  Pursuant to the First Amendment to the Second Amended Credit Agreement, the Company’s ability to purchase unimproved real estate is no longer available; however, the Company continues to be able to acquire lots though option take-downs.  Further, we have significantly reduced our workforce, with headcount reductions in the current fiscal year from June 30, 2008 through April 30, 2009 of approximately 38%, or 206 people, and headcount reductions of approximately 65% between June 30, 2006 and April 30, 2009.

From January 1, 2007 to March 31, 2009, we reduced our net debt levels by $142,344, or 24% (where net debt is defined for each period as total mortgage and other note obligations plus subordinated notes less the aggregate of cash and cash equivalents, marketable securities, restricted cash — due from title company, but excluding restricted cash — customer deposits).  During this same period, the aggregate amount of our work-in-process and owned land inventories have decreased by $344,799 (from $857,242 to $512,443), which impacts our gross borrowing base availability.  A significant portion of this net inventory decrease is due to impairments of $203,948 (including discontinued operations) recorded during this period, although a portion of previously impaired inventory has since been sold, either through land sales or normal operations.  During this same period, our total liquidity (as defined above) decreased by $21,824, from $37,615 to $15,791.  The net debt reduction from January 1, 2007 to March 31, 2009 described above has been generated through various means, including operations, the reduction in the total number of speculative units, offering incentives to buyers in order to help keep orders and deliveries at higher relative levels notwithstanding challenging industry conditions, selective lands sales, decreases in land acquisitions and other land expenditures, the abandonment or renegotiation of land option contracts, income tax refunds and a planned increase in our accounts payable aging.

We continue to focus on cash generation and preservation to allow sufficient liquidity to be available to fund our continuing operations.  There are, however, several factors that may affect our liquidity in the coming months.  First, as described below under “First Amendment to the Second Amended Credit Agreement and Security Agreement” executed on February 11, 2009,  the maximum percentages of borrowing base availability that may be attributable to speculative inventory and land under development, as well as the maximum dollar amount of borrowing that may be attributable to land under development, were temporarily increased (resulting in an increase in borrowing base availability) for all borrowing base certificates delivered before July 31, 2009.  For borrowing base certificates delivered on or after July 31, 2009 (where the borrowing base certificate as of July 31, 2009 is anticipated to be delivered and is due on August 15, 2009), the maximum relative percentages and maximum dollar amounts for certain borrowing base categories return to their lower pre-amendment levels, the effect of which could be to potentially reduce our borrowing base availability, depending on several different factors, including the relative levels of backlog, speculative inventory and land under development at such time, as well as cash generated from operations and reduction in bank debt outstanding prior to such time.  We anticipate that, absent an amendment to our Revolving Credit Facility or significant improvement in net new orders, backlog or land sales, or a refinancing or recapitalization transaction, the borrowing base availability determined on the basis of the borrowing base certificate dated before or as of July 31, 2009 (which is required to be delivered to the lenders on or before August 15, 2009) may be significantly less than the outstanding borrowings at such time.  Under those circumstances, we may not be able to reduce the outstanding borrowings at such time by an amount sufficient to repay in full such future potential negative borrowing base availability within the time period required by the Revolving Credit Facility without a further amendment to the Revolving Credit Facility to otherwise increase the net borrowing base availability before August 15, 2009.  Additionally, such reductions to borrowing base availability, absent an amendment, could result in our net liquidity at that time being less than the $10,000 of minimum net liquidity now required by the Revolving Credit Facility.  We have in the past obtained amendments to the Revolving Credit Facility to address similar borrowing base and liquidity issues, including under the “First Amendment to the Second Amended Credit Agreement and Security Agreement,” and we currently believe that we should be able to obtain an amendment to temporarily increase the borrowing base availability to provide sufficient liquidity to allow us to fund our operations and meet the net liquidity covenant for a period of time, if such an amendment is needed.  However, we can offer no assurance that we will be able to obtain such an amendment or obtain such an amendment on terms advantageous to us.

On-going bank reappraisals of our borrowing base assets may also affect our liquidity.  As part of the terms of the Revolving Credit Facility, appraisals are performed by appraisers engaged directly by the banks on the collateral assets included in the borrowing base.  Such appraisals are also required upon admission of assets into the borrowing base.  Approximately 35% of the borrowing base collateral assets were reappraised during the summer of 2008.  These reappraisals were collectively reflected in the borrowing base certificate dated as of September 30, 2008, and had the net impact of improving borrowing base availability by approximately $2,700.  Approximately one third of the total assets in the borrowing base with a book value in excess of $4,000 and not reappraised in the summer of 2008 have just been reappraised, are currently being reappraised or are anticipated to be reappraised during the next quarter.  Of these new reappraisals, those that have been completed (approximately 1/3 of the total assets to be reappraised after the summer of 2008) were collectively reflected in the March 31, 2009 borrowing base certificate, which resulted in a net reduction in our borrowing base availability of approximately $1,000.  Of the remaining 2/3 of the assets to be reappraised after the summer of 2008, approximately 1/3 of the reappraisals to be conducted after the summer of 2008 are currently in process and we anticipate the balance of the remaining 1/3 of the borrowing base assets subject to reappraisal will be reappraised in our fourth quarter or shortly thereafter.  We anticipate that the remaining reappraisals that are currently underway or anticipated to be completed in our fourth quarter may cause further net reductions in our net borrowing base and borrowing base availability, which net reductions may be material.  If the net reductions in borrowing base availability are material, we currently anticipate that we would seek and should receive a temporary amendment to our Revolving Credit Facility that would allow us to have sufficient liquidity available to fund our operations for a period of time.  However, we can offer no assurance that we would be able to obtain such an amendment or that such an amendment would be on terms favorable to us.

In addition to changes related to the borrowing base described above, if one or more additional lenders default under our Revolving Credit Facility, our liquidity could be adversely affected.  Under the Revolving Credit Facility, each lender has an individual aggregate facility commitment level and no lender is required to fund beyond its individual pro rata overall facility commitment level, even if one or more other lenders fail to fund a draw request.  If one or more of our lenders under the Revolving Credit Facility defaults on their commitment, our ability to access the credit facility may be limited.  One lender (less than 3% of the total commitments) was closed by state regulators, is subject to Federal Deposit Insurance Corporation (“FDIC’)  receivership, has defaulted on its remaining unfunded commitments under the facility, and is not currently funding its pro rata portion of new borrowings and advances under the Revolving Credit Facility.  Principal repayments otherwise payable to this defaulting lender presently are generally payable directly to the Company, but subject to the maximum cash and cash equivalents covenant.  Currently, the Company’s liquidity and borrowing base availability provide sufficient liquidity, despite this one defaulting lender that is holding less than 3% of the aggregate facility commitments.  If, however, additional lenders default on their commitments, or other conditions relating to our liquidity or borrowing base availability change, our liquidity and borrowing base availability may no longer be sufficient to provide sufficient liquidity and our ability to borrow and our liquidity could be significantly restricted.

On July 16, 2009, the aggregate Revolving Credit Facility size will be reduced from $405,000 to $375,000, unless otherwise permanently reduced to an amount less than or equal to $375,000 before that date.  Based on our current internal projections, we anticipate that this reduction of credit facility size will not adversely affect the Company’s operations, but cannot offer any assurance that the reduction will not adversely affect our operations.

On approximately July 30, 2009, pursuant to the terms of the first amendment to the $75,000 issue of trust preferred securities, the Company is generally required to provide a $2,500 increase in the reserve fund for the benefit of holders of the trust preferred securities by posting a letter of credit with the trustee.  The Company currently anticipates posting such letter of credit as is permitted under the existing terms of the credit facility, provided the Company has sufficient liquidity to do so at such time.  If posted, this letter of credit will reduce our liquidity otherwise determined at that time by $2,500.

In addition, on September 15, 2009, the Company will be required to pay an additional loan fee to its lender group, in an amount up to $12,500, unless the balance outstanding under the Revolving Credit has been repaid in full or the Revolving Credit Facility is otherwise amended.  The amount of the payment will be reduced by 80% if the aggregate commitment level of the lenders is reduced to $250,000 or below prior to September 15, 2009.  The Company can offer no assurances that it will be able to amend the Revolving Credit Facility to avoid such loan fee or be able to reduce the aggregate commitment level to $250,000 or less before September 15, 2009, or be able to do so on commercially reasonable terms.

Finally, the Revolving Credit Facility also matures on December 20, 2009.  While we currently anticipate that we will be able to refinance or extend our Revolving Credit Facility before that time, we can offer no assurance that we will be able to do so, or be able to do so on commercially reasonable terms.  In the event that we are not successful in executing our plans discussed above, including potentially obtaining an amendment to our Revolving Credit Facility increasing certain category reduction percentages or otherwise increasing borrowing base availability on or prior to August 15, 2009 (the date we anticipate delivering our borrowing base certificate dated as of July 31, 2009), we may need to consider alternative sources of capital to finance our operations.   In any event, we can make no assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, or to fund our other liquidity needs.

In addition to the factors and circumstances discussed above, any material variance from our internally projected operating results (including net new orders, cancellations, backlog, deliveries and expenditures), material declines in the book or appraised value of our real estate held for development and sale (which may lead to additional inventory impairments), or significant declines in the pending or future bank appraised values relative to existing individual appraisals for certain of our assets to be appraised on behalf of the banks in the coming quarters, could result in a reduction in available borrowing capacity under our Revolving Credit Facility (either before or after August 15, 2009).  Such a reduction in available borrowing capacity could constrain liquidity and require us to seek additional amendments and/or waivers under our Revolving Credit Facility which we may or may not be able to obtain.

In addition to exploring a refinancing of our Revolving Credit Facility, we are also exploring a variety of alternative financing options, including an extension of our existing Revolving Credit Facility, as well as other possible debt or equity financings or recapitalization transactions, and potential selected land sales.   However, should the Company not otherwise be able amend, modify, extend, or refinance the Revolving Credit Facility (or be able to do so on commercially reasonable terms) on or prior to August 15, 2009 (the date its July 31, 2009 borrowing base certificate is due); by September 15, 2009 (the due date of the additional loan fee under the facility); or by December 20, 2009 (the existing maturity date of the credit facility), then our liquidity may not be sufficient to fund our operations and our operations could be adversely affected.

The Company currently believes that funds generated from operations, anticipated availability under our Revolving Credit Facility, cash and cash equivalents and marketable securities on hand, and potential funds generated from asset sales will provide sufficient capital for us to meet our operating needs for the next 12 months.  This belief is, however, based upon our belief that the Company will be able to obtain one or more amendments or modifications to its Revolving Credit Facility (including an extension of the maturity date) or otherwise obtain outside funding through debt or equity financings or recapitalization transactions, as needed, prior to the maturity or our Revolving Credit Facility or any material reduction in our liquidity resulting from the occurrence of  various events, including any of the events described above.  Without one or more amendments or modifications to our Revolving Credit Facility, a maturity date extension, or other alternative outside financing, we may not have sufficient capital resources available to meet all of our operating needs for the next 12 months.  We can offer no assurance that we will be able to obtain any amendments, modifications or maturity date extensions to our Revolving Credit Facility, or obtain any outside financing, on commercially reasonable terms, or at all.

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

Waiver Letter

Absent the waiver letter described below, the Company would have continued to be in default of its obligation to, on or before January 23, 2009, make a principal repayment in an amount necessary to reduce the outstanding principal balance of the loans to the borrowing base availability (the “Repayment Covenant”).  While the Company made certain principal payments, the failure to make the repayment in full within the proscribed period constituted an event of default under the Second Amended Credit Agreement, of which the Company provided notice to the Lenders.  In addition, Wachovia Bank, N.A. (“Wachovia”) asserted that the borrowers breached the liquidity covenant in the Second Amended Credit Agreement (the “Liquidity Covenant”) for the quarter ended December 31, 2008.  The Company disagrees with Wachovia’s assertion that the borrowers breached the Liquidity Covenant and notified Wachovia of their disagreement.

The waiver letter temporarily waived compliance with the Repayment Covenant and the Liquidity Covenant generally from December 31, 2008 through and including February 6, 2009, unless another event of default occurred.  With the termination of waiver period without the First Amendment described below having been entered into, the failure of the borrowers to have complied with the Repayment Covenant on or before that date, the borrowers were again in breach of the Repayment Covenant and, to the extent there had been a breach of the Liquidity Covenant as asserted by Wachovia (an assertion with which the Company disagrees), the borrowers were also in breach of that covenant.  Any such breaches were, however, cured by the First Amendment described below.

There can be no assurances that we will be able to comply with the financial covenants contained in the Revolving Credit Facility for future periods.  In the future, we may not be successful in obtaining a waiver of non-compliance with these financial covenants.  If we are unable to comply with the financial covenants, absent a waiver, we will be in default of the Revolving Credit Facility and the lenders can take any of the actions described below.

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

•      In the event there is one or more defaulting lenders, so long as there is no event of default that has occurred and is continuing, pro-rata principal payments shall not be made to such defaulting lender, but instead shall be paid over to the master borrower.

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

•      The Company’s ability to purchase up to $8,000 of unimproved real estate is no longer available; however, the Company’s ability to acquire lots through option take-downs remains unchanged.  The provision specifically allowing the Company to make new joint venture investments up to certain specified amounts was also eliminated.

•      The interest rate was increased by 25 basis points, to the one month LIBOR interest rate plus 5.25%.

•      Generally, the ability to obtain letters of credit for general working capital or corporate purposes and the ability to obtain letters of credit in connection with projects outside the borrowing base were eliminated (provided, however, that existing letters of credit can be renewed, subject to the other terms of the Loan Agreement).

•      Provisions were added providing that no letter of credit will be issued or renewed and that no tri-party agreement will be executed or maintained while any lender is a defaulting lender, except if the borrowers have delivered to the agent cash collateral equal to the defaulting lenders’ pro rata share of the letter of credit or tri-party agreement.  The cash collateral is to be used to reimburse lenders in the event of draws under letters of credit or tri-party agreements.

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

Terms of the Revolving Credit Facility:

The borrowing limit under the Revolving Credit Facility is $405,000, except that the amount of the Revolving Credit Facility will be reduced to $375,000 beginning July 16, 2009, unless otherwise permanently reduced to an amount less than or equal to $375,000, as a result of certain required prepayments. The total amount of loans and advances outstanding at any time under the Revolving Credit Facility may not exceed the lesser of the then-current borrowing base availability or the revolving sublimit as defined in the Revolving Credit Facility. The borrowing base availability is based on the lesser of the appraised value or cost of real estate owned by the Company that has been admitted to the borrowing base and is subject to various limitations and qualifications set forth in the Revolving Credit Agreement.

From October 1, 2008 to February 10, 2009, borrowings and advances under the Revolving Credit Facility bore interest on a per annum basis equal to the LIBOR Market Index Rate plus 500 basis points.  Beginning on February 11, 2009, the interest rate increased to the LIBOR Market Index Rate plus 525 basis points.  Prior to October 1, 2008, the applicable spread had been 400 basis points. During the term of the Revolving Credit Facility, interest is payable monthly in arrears.  At March 31, 2009, the interest rate was 5.76%, which included a 525 basis point spread.  LIBOR Market Index Rate is defined by the Revolving Credit Facility as one-month LIBOR for dollar deposits as it may be adjusted pursuant to the terms of the Revolving Credit Facility to account for any applicable Federal Reserve euro currency reserve requirements or similar governmental requirements

A fee will be earned and payable on September 15, 2009 equal to 8.0% per annum, calculated on a daily basis, of the difference between $250,000 and the aggregate level of the lenders’ lending commitments under the Revolving Credit Facility as they exist from time to time between September 30, 2008 and the earlier of September 15, 2009 and the date the commitments are permanently reduced to $250,000; however this fee will be reduced by 80% if the aggregate level of commitments on or before September 15, 2009 have been permanently reduced to $250,000 or less. Under this provision, the

Company currently estimates that the minimum it will be required to pay is $0 and the maximum is $9,150. The Company expects that it will pay no amounts under this provision as it intends to refinance or otherwise modify the debt before the payment is due and payable. There can be no assurance that such refinancing will occur or will occur on terms favorable to the Company.  In addition, if all indebtedness under the Revolving Credit Facility is not fully repaid by December 20, 2009, a separate fee will be earned and payable on December 20, 2009 equal to 8.0% per annum of the amount by which the aggregate commitments under the Revolving Credit Facility that exist from time to time after September 15, 2009 exceed $250,000, calculated on a daily basis.  Under this provision, the Company currently estimates that the minimum it will be required to pay is $0 and the maximum is $2,630. The Company expects that it will pay no amounts under this provision as it intends to refinance the debt before the payment is due and payable. There can be no assurance that such refinancing or modification will occur or will occur on terms favorable to the Company.

In addition to any interest that may be payable with respect to amounts advanced by the lenders pursuant to a letter of credit, the Company will be required to pay to the lender(s) issuing letters of credit an issuance fee of 0.125% of the amount of the letters of credit.

Under and subject to the terms of the Revolving Credit Facility, the borrowers may borrow and re-borrow for the purpose of financing the acquisition and development of real estate, the construction of homes and improvements, for working capital and for such other appropriate corporate purposes as may be approved by the lenders. Under the Revolving Credit Facility, each lender is generally obligated to fund only its pro rata portion of each requested loan or advance.  As a result, if any lender refuses, or is unable, to fund its pro rata portion of a requested loan or advance, the borrowers may be unable to borrow the entire amount of the requested loan or advance despite the fact that if there are defaulting lenders, the borrowers are permitted to submit additional borrowing requests in an effort to make-up any borrowing shortfall caused by a defaulting lender failing to fund.  In addition, so long as no event of default has occurred and is continuing, pro-rata principal payments shall not be made to any defaulting lender, but instead shall be paid over to the master borrower.  The Revolving Credit Facility also provides for certain burden sharing measures to allocate among the lenders the burdens and risks associated with defaulting lenders in the event there are defaulting lenders.

Approximately 35% of the borrowers’ borrowing base assets have been reappraised pursuant to the terms of the waiver letter and approximately one third of the total assets in the borrowing base with a book value in excess of $4,000 that were not previously reappraised, have just been reappraised, are currently being reappraised, or are anticipated to be reappraised during the next quarter. The reappraisals that have been done to date have not had a material impact on the Company’s borrowing base availability, but there can be no assurance that future reappraisals will not reduce borrowing base availability.

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

As security for all obligations of borrowers to lenders under the Revolving Credit Facility, lenders continue to have a first priority mortgage lien on all real estate owned by the Company or any borrower and included in the borrowing base under the Revolving Credit Facility. As further security, pursuant to the Second Amended Credit Facility, the Company has also agreed to grant to the lenders (i) a security interest in and assignment of all future tax refunds and proceeds thereof received or payable to the borrowers or the Company after the closing of the Second Amended Credit Agreement, (ii) mortgages in favor of lenders with respect to all real property owned by the borrowers or the Company that is not already subject to a lien in favor of the lenders under the Revolving Credit Facility and, (iii) a security interest in inter-company debt.  Pursuant to the First Amendment, all such tax refunds must be paid over to the lenders within one business day and will be used to prepay any indebtedness under the Revolving Credit facility.  Orleans Homebuilders, Inc. has guaranteed the obligations of the borrowers to lenders pursuant to a Guaranty executed by Orleans Homebuilders, Inc. on January 26, 2006, amended on September 6, 2007 and amended and restated on September 30, 2008.  Under the Guaranty, Orleans Homebuilders, Inc. granted lenders a security interest in any balance or assets in any deposit or other account that Orleans Homebuilders, Inc. has with any lender. However, the Company and its subsidiaries maintain a majority of the cash, cash equivalents and marketable securities available to them in accounts and as treasury securities outside of the lenders under the Revolving Credit Facility.

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

•      Subject to a five day cure period, the Company must maintain a required liquidity level based on cash plus borrowing base availability of at least $10,000 of cash and cash equivalents (including cash held at a title company) on a consolidated basis at all times, minus the amount by which the then-outstanding principal balance of the Company’s loans plus any swing line loans exceeds the then-current borrowing base availability.

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

At the fiscal quarters ended September 30, 2006, December 31, 2006, March 31, 2007, June 30, 2007, March 31, 2008, June 30, 2008 and December 31, 2008, the Company would have been in violation of certain financial covenants in the Amended and Restated Credit Agreement if not for the first, second, third and fourth amendments to and waiver letter with respect to the Amended and Restated Credit Agreement, the Second Amended Credit Agreement, the waiver letter and the First Amendment to the Second Amended Credit Agreement, respectively.

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

Upon the occurrence and continuation of an event of default, after completion of any applicable grace or cure period, lenders may demand immediate payment in full of all indebtedness outstanding under the Revolving Credit Facility, terminate their obligations to make any loans or advances or issue any letter of credit, set off and apply any and all deposits held by any lender for the credit or account of any borrower and foreclose upon any collateral.  In addition, upon the occurrence of certain events of bankruptcy or other insolvency events with respect to any borrower or the Company, all indebtedness outstanding under the Revolving Credit Facility shall be immediately due and payable without any act or action by lenders. A default under the Company’s Revolving Credit Facility could also prevent the Company from making required payments under the Company’s trust preferred securities, which would cause a default under those securities.

The Revolving Credit Facility currently provides for certain adjustments to the manner in which borrowing base availability is to be calculated to take effect with respect to borrowing base certificates delivered on or after July 31, 2009 which will have the effect of reducing borrowing base availability.  In addition, a portion of the Company’s borrowing base assets are currently subject to reappraisal by the Company’s lenders.  As a result, the Company may need to obtain an amendment to its Revolving Credit Facility providing additional liquidity on or before August 15, 2009.  If the Company is unable to obtain such an amendment, the Company’s future borrowings may exceed the then available borrowing base.  Under such circumstances, absent a wavier or an amendment from its lenders, the Company could be in default under its Revolving Credit Facility and, as a result, its debt could become due which would have a material adverse effect on the Company’s financial position and results of operations.

As of March 31, 2009, the Company was in compliance with all of its financial covenants under the Second Amended Credit Agreement, as amended.

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

The trust’s preferred and common securities require quarterly distributions of interest by the trust to the holders of the trust securities at a fixed interest rate equal to 8.61% per annum through January 30, 2016 and, after January 30, 2016, at a variable interest rate (reset quarterly) equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 360 basis points (“Regular Interest Rate”).  Since the Company failed to meet both the debt service ratio and minimum tangible net worth requirement set forth in the August 13, 2007 supplemental indenture as of the end of a fiscal quarter for at least three of the last four consecutive fiscal quarters ended on June 30, 2008, the applicable rate of interest was increased by 300 basis points (“Adjusted Interest Rate”). The Company began accruing for this increased interest rate on July 31, 2008, which was paid to holders for the first time with the coupon payable on October 31, 2008. The interest rate will return to the regularly applicable rate once the Company is in compliance with the debt service ratio and minimum tangible net worth requirements as of the end of any fiscal quarter.  The terms of the trust securities are governed by an Amended and Restated Trust Agreement, dated November 23, 2005, among OHI Financing, Inc., (“OHI Financing”) as depositor, JPMorgan Chase Bank,

National Association, as property trustee, Chase Bank USA, National Association, as the Delaware trustee, and the administrative trustees named therein.

The trust used the proceeds from the sale of the trust’s securities to purchase $77,320 in aggregate principal amount of unsecured junior subordinated notes due January 30, 2036 issued by OHI Financing, which includes $2,300 of inter-company issuances. The junior subordinated notes were issued pursuant to a Junior Subordinated Indenture, dated November 23, 2005, as amended by a Supplemental Indenture dated August 13, 2007, collectively referred to herein as the “Indenture,” among OHI Financing, as issuer, and JPMorgan Chase Bank, National Association, as trustee. The terms of the junior subordinated notes are substantially the same as the terms of the trust’s preferred securities. The interest payments on the junior subordinated notes paid by OHI Financing will be used by the trust to pay the quarterly distributions to the holders of the trust’s preferred and common securities. Pursuant to the parent guarantee agreement dated November 23, 2005 by and between the Company and JPMorgan Chase Bank, National Association, as trustee, the Company has unconditionally guaranteed OHI Financing payment and other obligations under the indenture and the junior subordinated notes. The Company used the proceeds from the issuance and sale of the trust preferred securities and the subsequent purchase of the junior subordinated notes to partially repay indebtedness.

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

Under the Indenture, OHI Financing will generally have to make eight consecutive Adjusted Interest Rate coupon payments (other than the eight consecutive Adjusted Interest Rate coupon payments that could be made on each of the coupon payment dates from October 30, 2008 to and including July 30, 2010) to cause an event of default under the Indenture (or in some cases six consecutive coupon payments). More specifically, the Indenture provides that the earliest an event of default could occur as a result of the payment of the Adjusted Interest Rate is (i) upon the payment of the Adjusted Interest Rate coupon for October 30, 2010, if applicable, provided there have been eight prior consecutive Adjusted Interest Rate coupons paid by OHI Financing; (ii) on either the fiscal quarter ended March 31, 2010 or the fiscal year ended June 30, 2010, if at either date both the trailing twelve months’ interest coverage ratio is less than 1.25 to 1, and OHI Financing has made the six prior consecutive Adjusted Interest Rate coupon payments; or (iii) on the fiscal quarter ended September 30, 2010, if at such time both the trailing twelve months’ interest coverage ratio is less than 1.75 to 1, and OHI Financing has made the eight prior consecutive Adjusted Interest Rate coupon payments.  If the interest coverage ratio test and the minimum consolidated tangible net worth test are both met, OHI Financing would make the payment of the Regular Interest Rate for the next coupon, and the Adjusted Interest Rate test “resets” requiring OHI Financing to make eight (or in some instances six) new consecutive coupon payments at the Adjusted Interest Rate before triggering an event of default. The interest coverage ratio and minimum consolidated tangible net worth measure are not traditional financial maintenance covenants; they are only utilized in determining if the Adjusted Interest Rate or the Regular Interest Rate is applicable.

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

•      default in the performance, or breach, of any covenant or warranty made by OHI Financing in the indenture and the continuance of the default or breach for a period of 30 days after written notice to OHI Financing;

•      non-payment of any distribution on the trust’s securities when it becomes due and payable, and continuance of the default for a period of 30 days;

•      non-payment of the redemption price of any trust’s security when it becomes due and payable;

•      default in the performance, or breach, in any material respect of any covenant or warranty of any of the trustees in the Trust Agreement, which default or breach continues for a period of 30 days after written notice to the trustees and OHI Financing;

•      default in the performance, or breach (which default or breach must be material in certain cases), of any covenant or warranty made by OHI Financing. In the purchase agreement pursuant to which the trust securities and the junior subordinated notes were sold and purchased and the continuation of such default or breach for a period of 30 days after written notice to OHI Financing;

•      bankruptcy, insolvency or liquidation of the property trustee, if a successor property trustee has not been appointed within 90 days thereafter;

•      the bankruptcy or insolvency of OHI Financing; or

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

On approximately July 30, 2009, pursuant to the terms of the first amendment to the $75,000 issue of trust preferred securities, the Company is generally required to provide a $2,500 increase in the reserve fund for the benefit of holders of the trust preferred securities by posting a letter of credit with the trustee.  The Company currently anticipates posting such letter of credit as is permitted under the existing terms of the credit facility, provided the Company has sufficient liquidity to do so at such time.  If posted, this letter of credit will reduce our liquidity otherwise determined at that time by $2,500.

Cash Flow Statement

Net cash used by operating activities for the nine months ended March 31, 2009 was $13,594, compared to net cash provided by operating activities of $63,680 for the nine months ended March 31, 2008.  The change was primarily due to a use of cash related to accounts payable and other liabilities in the current fiscal year of $27,972 as compared to a source in the comparable period in the prior fiscal year in the amount of $40,961.

Net cash provided by investing activities for the nine months ended March 31, 2009 was $536 as compared to $11,465 in the nine months ended March 31, 2008.  The Company had proceeds of $11,300 related to the sale of the Western region in the nine months ended March 31, 2008.

Net cash used in financing activities for the nine months ended March 31, 2009 was $46,023, compared to $56,069 for the nine months ended March 31, 2008.  Cash used in financing activities primarily relates to net paydowns on our credit facility during the nine months ended March 31, 2009 and 2008.

Lot Positions

As of March 31, 2009, we owned or controlled approximately 5,893 building lots.  Included in the aforementioned lots, we had contracted to purchase, or have under option, undeveloped land and improved building lots for an aggregate purchase price of approximately $85,743 that are expected to yield approximately 1,020 building lots.  The table below shows our lots by region:

			Lots under
		Percent	options of	Percent	Total lots
	Lots	of lots	agreement	of lots	owned or	Percent
Region	owned	owned	of sale	controlled	controlled	of total
Northern	2,571	52.8%	498	48.8%	3,069	52.1%
Southern	1,747	35.8%	264	25.9%	2,011	34.1%
Midwestern	317	6.5%	228	22.4%	545	9.2%
Florida	238	4.9%	30	2.9%	268	4.6%
Total	4,873	100.0%	1,020	100.0%	5,893	100.0%

As noted above in our discussion of our Revolving Credit Facility, pursuant to the terms of the First Amendment to the Second Amended Credit Agreement, we cannot purchase any of real estate with the exception of improved land (i.e. finished lost takedowns and/or controlled rolling lot options) purchased in the normal course of business consistent with the projections provided to our lenders.

Undeveloped Land Acquisitions

In recent years, the process of acquiring desirable undeveloped land has been extremely competitive, particularly in the northern region, mostly due to the lack of available parcels suitable for development.  In addition, expansion of regulation in the housing industry has increased the time it takes to acquire undeveloped land with all of the necessary governmental approvals required to begin construction.  Generally, we structure our land acquisitions so that we have the right to cancel our agreements to purchase undeveloped land by forfeiture of our deposit under the agreement.  Included in the balance sheet captions “Inventory not owned — Variable Interest Entities” and “Land deposits and costs of future development,” at March 31, 2009 we had $9,534 invested in 7 parcels of undeveloped land, of which $2,935 is cash deposits, a portion of which is non-refundable.  At March 31, 2009, overall undeveloped parcels of land under contract had an aggregate purchase price of approximately $35,672 and were expected to yield approximately 378 building lots.

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

At March 31, 2009, we had contracted to purchase or had under option approximately 642 improved building lots, which include lots that were sold, but for accounting purposes are treated as a financing obligation because they are subject to an option agreement, for an aggregate purchase price of approximately $50,071.  At March 31, 2009, we had $717 invested, of which $696 is cash deposits, invested in these improved building lots.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements.  It also calls for consistency in the manner of reporting changes in the parent’s ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation.  SFAS No. 160 is effective for the Company’s fiscal year ending June 30, 2010.  The Company is evaluating the impact the adoption of SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses.  It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations.  SFAS No. 141(R) expands on required disclosures to improve the statement users’ abilities to evaluate the nature and financial effects of business combinations.  SFAS No. 141(R) is effective for the Company’s fiscal year ending June 30, 2010.  The Company does not expect the adoption of SFAS No. 141(R) to have a material impact on its consolidated financial statements.

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

In December 2008, the FASB issued FSP SFAS 132R-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets”.  This statement provides additional guidance regarding disclosures about plan assets of defined benefit pension or other postretirement plans.  This FSP is effective for financial statements issued for fiscal years ending after December 15, 2009.  Accordingly, the Company will adopt FSP SFAS 132R-1 in fiscal year 2010.  The Company is currently evaluating the disclosure impact of adopting this FSP on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”, (FSP SFAS 141R-1).  This FSP amends and clarifies SFAS No. 141(R), to require that an acquirer recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the acquisition-date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer should apply the provisions of SFAS No. 5, “Accounting for Contingencies”, to determine whether the contingency should be recognized at the acquisition date or after it.  FSP SFAS 141R-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008.  Accordingly, the Company will adopt FSP SFAS 141R-1 in fiscal year 2010.  The Company does not expect the adoption of FSP SFAS 141R-1 to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosure about fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009.

The Company is currently evaluating the disclosure impact of adopting this pronouncement on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP changes existing guidance for determining whether an impairment of debt securities is other than temporary.  The FSP requires other than temporary impairments to be separated into the amount representing the decrease in cash flows expected to be collected from a security (referred to as credit losses) which is recognized in earnings and the amount related to other factors which is recognized in other comprehensive income.  This noncredit loss component of the impairment may only be classified in other comprehensive income if the holder of the security concludes that it does not intend to sell and it will not more likely than not be required to sell the security before it recovers its value.  If these conditions are not met, the noncredit loss must also be recognized in earnings.  When adopting the FSP, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other than temporary impairment from retained earnings to accumulated other comprehensive income.  FSP SFAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. The FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  FSP SFAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

In addition to historical information, this report and other Company reports and statements contain statements relating to future events or our future results. These statements are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Safe Harbor provisions created by statute.  Generally words such as “may”, “will”, “should”, “could”, “would”, “anticipate”, “expect”, “intend”, “estimate”, “plan”, “continue” and “believe” or the negative of or other variation on these and other similar expressions identify forward-looking statements.  These forward-looking statements including, without limitation, statements concerning anticipated or expected conditions in or recovery of the housing market, and economic conditions; the Company’s long-term opportunities; continuing overall economic conditions and conditions in the housing and mortgage markets and industry outlook; anticipated or expected operating results, revenues, sales, net new orders, pace of sales, spec unit levels, and traffic; future or expected liquidity, financial resources, debt or equity financings, amendments to or extensions of our existing revolving credit facility, strategic transactions or other alternative recapitalization transactions; the anticipated impact of bank reappraisals; future impairment charges, future tax valuation allowance and its value; anticipated or possible federal and state stimulus plans or other possible future government support for the housing and financial services industries; anticipated legislation and its impact; expected tax refunds; anticipated use of proceeds from transactions; anticipated cash flow from operations; reductions in land expenditures; the Company’s ability to meet its internal financial objectives or projections, and debt covenants; potential future land sales; the Company’s future liquidity, capital structure and finances; the Company’s response to market conditions; potential effects of changes in financial and commodity market prices and interest rates; potential liabilities relating to litigation currently pending against us; anticipated delivery of homes in backlog; fluctuations in market conditions; appropriateness of completed home inventory levels; the overall direction of the housing market; expected warranty costs; future land acquisitions; and the availability of sufficient capital for us to meet our operating needs, are made only as of the date of this report.

We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.  Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements.  Many factors or potential risks could cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements.  For additional information on some potential risks, see Item 1A of the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2008, Item 1A of this report and subsequently filed quarterly reports.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company, due to adverse changes in financial and commodity market prices and interest rates.  The Company’s principal market risk exposure continues to be interest rate risk.  A majority of the Company’s debt is variable based on LIBOR, and, therefore, affected by changes in market interest rates.  Based on current operations, an increase or decrease in interest rates of 100 basis points will result in a corresponding increase or decrease interest charges incurred by the Company of approximately $3,548,789 in a fiscal year, a portion of which may be capitalized and included in cost of sales as homes are delivered.

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

ITEM 4T.               CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Corporate Controller evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Corporate Controller concluded that the Company’s disclosure controls and procedures are functioning effectively to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms and also to ensure information required to be disclosed is accumulated and communicated to management including the Chief Executive Officer, President and Chief Operating Officer, Executive Vice President and Chief Financial Officer and Vice President and Corporate Controller as appropriate to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.       RISK FACTORS

There has been no material changes in our risk factors during the nine months ended March 31, 2009, except as noted below.  For additional information regarding risk factors, see our Annual Report on Form 10-K/A for the year ended June 30, 2008.

Absent an equity or debt financing, an extension of our existing Revolving Credit Facility or entering into a new credit facility or another financing or recapitalization transaction, on or before December 20, 2009, we will be unable to meet our debt obligations at that time.  If we are unsuccessful in completing a new financing, extending our existing credit facility or entering into a new credit facility on favorable terms to us, or at all, our financial condition and operations will be materially adversely affected.

We are exploring a variety of alternative financing options, including an extension of our existing Revolving Credit Facility or a new credit facility to replace our existing Revolving Credit Facility as well as other possible debt or equity financing or recapitalization transactions, and potential selected land sales.  There can be no assurances that we will be able to complete an equity or debt financing or enter into a new credit facility or an extension to the existing Revolving Credit Facility on terms that are favorable to us, or at all.  If we are unable to obtain a new credit facility, an extension of the existing Revolving Credit Facility, or engage in another financing or recapitalization transaction by December 20, 2009, we will be unable to meet our debt obligations by the existing maturity date under the Revolving Credit Facility.  If we cannot complete a new financing or enter into a new credit facility or an extension of our existing Revolving Credit Facility on terms favorable to us or on commercially reasonable terms, our financial condition and operations will be materially adversely affected.

We may need an amendment to our Revolving Credit Facility providing additional borrowing base liquidity on or before August 15, 2009 (the due date for the July 31, 2009 borrowing base certificate).  If we are unable to obtain such an amendment we could potentially be in default under the Revolving Credit Facility which could have a material adverse affect on our operations.

Under the terms of our Revolving Credit Facility, the maximum relative percentages and maximum dollar amounts applicable to certain categories of borrowing base assets reset to lower amounts for any borrowing base certificate delivered on or after July 31, 2009.  In addition, certain assets in our borrowing base are currently being reappraised which could result in reductions in our borrowing base availability.  As a result, we may need to obtain an amendment to our Revolving Credit Facility on or before August 15, 2009 (the date the Company’s July 31, 2009 borrowing base is due) to provide additional liquidity.  If we are unable to obtain such an amendment on a timely basis on or before August 15, 2009, the resetting of these effective borrowing base advance amounts or possible negative borrowing base adjustments resulting from updated bank reappraisals, could result in our future borrowings exceeding the then available net borrowing base.  Under such circumstances, we anticipate that we may not be able to reduce the outstanding borrowings by an amount sufficient to repay in full such future potential negative borrowing base availability as required by the Revolving Credit Facility within the required time period. If we fail to reduce the outstanding borrowings to an amount less than or equal to any borrowing base availability within the required period and are unable to obtain an amendment to the Revolving Credit Facility to increase future net borrowing base availability and liquidity, an event of default could potentially occur under the Revolving Credit Facility which may materially and adversely affect our financial condition and operations.

ITEM 6.  EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Exhibit Number	Filed Herewith
10.1	Waiver Letter, dated January 28, 2009, by and among Greenwood Financial, Inc. and certain affiliates, Orleans Homebuilders, Inc., Wachovia Bank, National Association and various other lenders party thereto.	8-K	1/26/09	10.1
10.2	First Amendment to Second Amended and Restated Revolving Credit Loan Agreement and First Amendment to Security Agreement dated as of February 11, 2009, by and among Greenwood Financial, Inc. and certain affiliates, Orleans Homebuilders, Inc., Wachovia Bank, National Association and various other lenders party thereto.	8-K	2/7/09	10.1
10.3	Employment Agreement with Michael T. Vesey dated March 10, 2009	8-K	3/10/09	10.1
10.4	Non-Competition and Confidentiality Agreement with Michael T. Vesey dated March 10, 2009	8-K	3/10/09	10.2
31.1	Certification of Jeffrey P. Orleans pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Michael T. Vesey pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.3	Certification of Garry P. Herdler pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Jeffrey P. Orleans pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Michael T. Vesey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.3	Certification of Garry P. Herdler pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ORLEANS HOMEBUILDERS, INC.
(Registrant)

May 15, 2009	Jeffrey P. Orleans
Jeffrey P. Orleans
Chairman of the Board and Chief
Executive Officer
(Principal Executive Officer)

May 15, 2009	Michael T. Vesey
Michael T. Vesey
President and Chief Operating Officer

May 15, 2009	Garry P. Herdler
Garry P. Herdler
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 15, 2009	Mark D. Weaver
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